Form 10-Q
period 2007-06-30
PROS Holdings, Inc.
filed 2007-08-08
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File Number: 333-141884

PROS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0168604
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3100 Main Street, Suite 900, Houston, TX 77002

(713) 335-5151

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐            No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 25,782,897 as of August 6, 2007.

PROS HOLDINGS, INC.

Form 10-Q for the Quarter Ended June 30, 2007

Cautionary Statement

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include declarations regarding the intent, belief or current expectations of PROS Holdings, Inc. and its management and may be signified by the words “expects,” “anticipates,” “target,” “project,” “goals,” “estimates,” “potential,” “predicts,” “may,” “might,” “could,” “intends,” “believes” or similar language.  You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties.  Actual results could differ materially from those indicated by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors” and elsewhere in this report.  PROS Holdings, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$4,168,465	$42,540,180
Accounts and unbilled receivables, net of allowance of $1,180,000 and $1,190,000 respectively	16,010,472	13,788,989
Prepaid expenses and other	2,527,723	2,199,997

Total current assets	22,706,660	58,529,166
Property and equipment, net	2,473,816	2,372,872
Other assets	4,359,335	2,144,371

Total assets	$29,539,811	$63,046,409

Liabilities and stockholders' (deficit) equity
Current liabilities
Current portion of long-term debt	$200,000	$—
Accounts payable	2,155,948	584,372
Accrued liabilities	3,038,607	3,965,817
Accrued contract labor	1,423,748	1,405,287
Accrued payroll	1,722,828	2,918,979
Deferred revenue	22,442,582	22,079,937

Total current liabilities	30,983,713	30,954,392
Long-term debt	19,750,000	—
Long-term deferred revenue	4,806,306	4,131,757
Commitments and contingencies

Redeemable preferred stock, $0.001 par value, 3,921,312 shares authorized, 0 and 2,627,282 shares outstanding, respectively	—	17,283,168

Stockholders' equity (deficit)
Common stock, 20,669,134 and 19,733,689 shares outstanding	24,516	23,581
Additional paid-in capital	406,271	7,812,536
Common stock warrants	226,000	226,000
Treasury stock, 3,847,040 common shares at cost	(8,937,500)	(8,937,500)
Retained (deficit) earnings	(17,719,495)	11,552,475

Total stockholders’ (deficit) equity	(26,000,208)	10,677,092

Total liabilities and stockholders' (deficit) equity	$29,539,811	$63,046,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue
License and implementation	$9,892,831	$6,657,225	$18,916,326	$12,364,000
Maintenance and support	4,521,667	4,077,657	8,950,495	7,988,577

Total revenue	14,414,498	10,734,882	27,866,821	20,352,577

Cost of Revenue
License and implementation	3,218,310	2,861,936	6,406,858	5,267,259
Maintenance and support	1,104,351	952,400	2,093,740	1,818,628

Total cost of revenue	4,322,661	3,814,336	8,500,598	7,085,887

Gross profit	10,091,837	6,920,546	19,366,223	13,266,690
Operating expenses
Selling, general and administrative	3,777,311	3,206,988	6,925,062	6,569,637
Research and development	4,323,643	2,257,751	8,064,981	4,404,553

Income from operations	1,990,883	1,455,807	4,376,180	2,292,500

Other income (expense)
Interest income	62,143	477,064	594,864	907,235
Interest expense	(441,364)	—	(458,077)	—

Income before income taxes	1,611,662	1,932,871	4,512,967	3,199,735
Income tax provision	343,936	380,951	950,424	630,639

Net income	1,267,726	1,551,920	3,562,543	2,569,096

Accretion of preferred stock	—	(131,250)	(81,915)	(262,500)

Net earnings attributable to common stockholders	$1,267,726	$1,420,670	$3,480,628	$2,306,596

Net earnings attributable to common stockholders per share:
Basic	$0.06	$0.07	$0.17	$0.12
Diluted	$0.06	$0.07	$0.16	$0.11

Weighted average number of shares
Basic	20,669,134	19,609,545	20,216,903	19,596,992
Diluted	21,818,421	20,732,661	21,366,190	20,720,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$3,562,543	$2,569,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	595,136	728,961
Noncash compensation	509,486	—
Other, net	20,655	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables, net	(2,221,483)	(430,480)
Prepaid expenses and other	(303,626)	(320,378)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(2,062,083)	(3,337,060)
Deferred revenue	1,037,194	3,608,880

Net cash provided by operating activities	1,137,822	2,819,019

Investing activities
Purchases of property and equipment	(696,080)	(372,438)

Net cash used in investing activities	(696,080)	(372,438)

Financing activities
Proceeds from long-term debt	20,000,000	—
Dividend on common stock	(41,328,294)	—
Payments on long-term debt	(50,000)	—
Redemption of redeemable preferred stock	(17,365,083)	—
Exercise of stock options	660,880	18,236
Offering costs	(313,150)	—
Deferred loan costs	(417,810)	—

Net cash (used in) provided by financing activities	(38,813,457)	18,236

Net (decrease) increase in cash and cash equivalents	(38,371,715)	2,464,817

Cash and cash equivalents
Beginning of period	42,540,180	38,489,803

End of period	$4,168,465	$40,954,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROS Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Business and Basis of Presentation

Nature of operations

PROS Holdings, Inc., (we, us, our or the Company) is a provider of pricing and revenue optimization software products, a category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing.  Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance.  The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.  These innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data.  The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance.  The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.

The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 27, 2007.  The results of operations for the three and six months ended June 30, 2007 is not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.

Initial public offering

In July 2007, the Company completed its initial public offering of common stock (the “IPO”) in which the Company sold and issued 5,118,750 shares of common stock (see Note 5).  The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2007.  The Company’s Certificate of Incorporation, as restated on June 22, 2007, authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with $0.001 par value per share.

Principles of consolidation

The condensed consolidated financial statements include the accounts of PROS Holdings, Inc., and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  The condensed consolidated financial statements presented reflect entries necessary for the fair presentation of the condensed consolidated statement of income for the three and six months ended June 30, 2006 and 2007, condensed consolidated balance sheet as of June 30, 2007 and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007.  All entries required for the fair presentation of the financial statements are of a normal recurring nature.

Earnings per share

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from outstanding options and warrants.

Use of estimates

The Company’s management makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States.  These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Numerous internal and external factors can affect estimates.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.

Financial instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, receivables and accounts payable approximates their fair values at June 30, 2007 and December 31, 2006.

Cash and cash equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.  The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.

Marketable securities

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date.  Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity.” Securities classified as “trading securities” are recorded at fair value.  Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method.  Any other securities are classified as “available for sale.” There were no marketable securities as of June 30, 2007 and December 31, 2006.

Prepaid expenses and other assets

Prepaid expenses and other assets consist primarily of short-term deferred tax assets, deferred project costs and prepaid third-party license fees.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization.  Maintenance, repairs and minor replacements are charged to expense as incurred.  Significant renewals and betterments are capitalized.  The Company computes depreciation and amortization using the straight-line method over the assets’ estimated useful life.  When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statements of income.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value.  If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.  The Company has not recorded any impairment charges in the six month period ending June 30, 2007.

Revenue recognition

The Company’s revenue is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition and related interpretations.  The Company generates revenue from the licensing of the right to use its software products directly to end-users, implementation, training services, sales of post-contract support and maintenance and support.

Revenue from software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Our software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized together with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days for each contract estimated necessary for implementation of the software products.  If at the commencement of a contract, the contract fee is not fixed and determinable, revenue is deferred until the contract fee becomes fixed and determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  Because products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed term licenses, which is included in license and implementation revenue in the statement of income, represented approximately 5% and 5% of total revenue for the three months and six months ended June 30, 2007 respectively compared to approximately 6% and 6% of total revenue for the three months and six months ended June 30, 2006 respectively.

Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis.  For arrangements containing both license and implementation and post-contract customer support, maintenance and support revenue is generally attributed to those contracts based on specific renewal pricing contained therein, which provides vendor-specific fair value of the maintenance and support services, and is recognized ratably over the period in which the services are provided.

Reimbursable travel and expense billings to customers are recognized as revenue as the expenses are incurred.

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets.  The Company generally invoices for maintenance and support services on a monthly or quarterly basis through the maintenance and support period.

Software development costs

Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility, in the form of a working model, has been established.  To date, the time period between the establishment of technological feasibility and the completion of software development has been short, and no significant development costs have been incurred during this period.  Accordingly, the Company has not capitalized any software development costs to date.

Stock options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R).  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an options pricing model.  The Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method.  Under this transition method, no compensation expense is recorded for employee stock options issued prior to the adoption of SFAS 123(R).

The Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments.  Share-based compensation expense recognized in the Company’s financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest.  These amounts are reduced using an estimated forfeiture rate.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123(R), and as permitted by SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company elected to follow Accounting Principles Board Opinion No.  25, Accounting for Stock Issued to Employee, or APB 25, in accounting for employee stock options and implemented the disclosure-only provisions of SFAS 123 and SFAS 148.  Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

Upon exercise of stock options, shares of common stock will be issued from previously unissued shares but could be issued from treasury shares.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the effect that SFAS No. 159 may have on its financial position, results of operations and cash flows.

2.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Numerator:

Net earnings attributable to common stockholders (basic)	$1,267,726	$1,420,670	$3,480,628	$2,306,596

Denominator:
Weighted average shares (basic)	20,669,134	19,609,545	20,216,903	19,596,992
Dilutive effect of stock options and warrants	1,149,287	1,123,116	1,149,287	1,123,116
Weighted average shares (diluted)	21,818,421	20,732,661	21,366,190	20,720,108

Basic earnings per share	$0.06	$0.07	$0.17	$0.12

Diluted earnings per share	$0.06	$0.07	$0.16	$0.11

3.  Stockholders’ equity

Stock options

The Company maintains incentive stock option plans to provide long-term incentives to its key employees, officers, directors and consultants under which 2,212,260 shares of common stock were reserved for issuance.  As of June 30, 2007, 482,000 shares remained available for grant.  Options generally have a ten-year term and vest over three or four years.

The following is a summary of the Company’s option activity for the six month period ended June 30, 2007:

	Number of shares under option	Weighted average exercise price	Aggregate intrinsic value

Outstanding, December 31, 2006	1,449,105	$0.94
Granted	1,388,000	6.84
Forfeited	(171,400)	2.18
Exercised	(935,445)	0.7064
Outstanding, June 30, 2007	1,730,260	5.68	$12,838,529

Exercisable June 30, 2007	135,424	$2.65	$1,415,181

The following table summarizes information about stock options outstanding at June 30, 2007:

		Options outstanding		Options exercisable
Range of exercise prices	Outstanding as of June 30, 2007	Weighted average remaining contractual life (in years)	Weighted average exercise price	Exercisable as of June 30, 2007	Weighted average exercise price
$0.00-$0.25	55,250	6.9	$0.25	11,250	$0.25
$0.26-$1.00	212,760	8.2	$0.58	24,924	$0.63
$1.01-$3.00	74,250	3	$2.57	74,250	$2.57
$3.01-$6.00	1,155,000	9.7	$6.00	25,000	$6.00
$6.01-$11.00	233,000	10	$11.00	—	$0.00
	1,730,260	9.2	$5.68	135,424	$2.65

4.  Credit Facility

On March 23, 2007, the Company entered into a $28.0 million credit facility with a commercial bank, consisting of a $20.0 million term loan and $8.0 million line of credit.  Interest is payable at a Eurodollar rate plus 2.75% or a base rate plus 1.5%, at the Company’s option (8.09% at June 30, 2007).  The term loan requires repayment of principal of $50,000 plus interest every three months for five years, with all unpaid principal due on March 23, 2012.  No amounts were drawn on the line of credit as of June 30, 2007.  The credit facility contains financial debt covenants requiring the Company to maintain, as defined in the agreement, a maximum consolidated leverage ratio, minimum consolidated fixed charge ratio, minimum consolidated earnings before interest, taxes, depreciation and amortization and maximum capital expenditure amounts.  All obligations under the credit facility are guaranteed by the Company and the facility is collateralized by substantially all of the Company’s assets.

5.  Subsequent Events

In July 2007, the Company completed its IPO in which the Company sold and issued 5,118,750 shares of its common stock and selling stockholders sold 1,706,250 shares of common stock.  As a result of the IPO, the Company raised a total of $56,306,250 in gross proceeds, and $52,364,813 in net proceeds after deducting underwriting discounts and commissions of $3,941,437.  The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.    In addition, the underwriters of its initial public offering have exercised in full their over-allotment option to purchase an additional 1,023,750 shares of common stock from selling stockholders at the initial public offering price of $11.00 per share.  The over-allotment option was granted to the underwriters by the selling stockholders and PROS did not issue any new shares of common stock or receive any proceeds from the sale of these shares.

At June 30, 2007, the Company recorded $1,842,000 of offering costs associated with the IPO as other assets on the Company’s balance sheet.  Upon the closing of the IPO in July 2007, these offering costs, in addition to offering costs incurred subsequent to June 30, 2007, were recorded to additional paid in capital and netted against the IPO proceeds.

On July 3, 2007 the Company used $20,066,000 of proceeds from its IPO to retire the remaining $19,950,000 principle balance of the credit facility and related accrued interest totaling $116,000.  In connection with the payoff of the credit facility on July 3, 2007, financing fees in the amount of $418,000, which are included in other assets in the Company’s condensed consolidated balance sheet and were expensed in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 set forth in the Company’s prospectus effective on June 27, 2007 and filed with the Securities and Exchange Commission.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.  Readers should carefully review the risk factors described in this Quarterly Report, as well as in the documents filed by us with the SEC, specifically our prospectus effective June 27, 2007 and filed with the SEC on June 28, 2007, as they may be amended from time to time.

Overview

We are a leading provider of pricing and revenue optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing.   By using our software products, customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance.   Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.   Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data.   We also provide a range of services that include analyzing a company’s current pricing processes and implementing our software products to improve pricing performance.   We provide our software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.   We were incorporated in Texas in 1985, reincorporated as a Delaware corporation in 1998 and reorganized as a Delaware holding company in 2002.  Our headquarters are located in Houston, Texas.

Revenue

We derive our revenue from license fees, implementation services and maintenance and support services.   Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates.   We consider our implementation services essential to the usability of our licensed software products, and therefore we recognize revenue from perpetual software license and implementation services together as the services are performed.  For certain of our arrangements, we engage an independent contractor to assist in the implementation.   We recognize revenue from these engagements net of the fees owed to the independent contractor.

License and implementation revenue.  We derive the substantial majority of our license and implementation revenue from the sale of perpetual licenses for our software products and related implementation services.   Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed on a percentage-of-completion basis.

We also recognize revenue from the sale of a limited number of fixed-term licenses, which have terms ranging from three months to five years, and related implementation services.   During the three months and six months ended June 30, 2007, license and implementation revenue from fixed-term licenses represented approximately 5% and 5%, respectively of our total revenue.   Revenue from fixed-term licenses, which includes maintenance and support during the license period, are recognized ratably over the license term.

Prior to 2002, we sold the substantial majority of our solutions on a time-and-materials basis.  Beginning in 2002, we began selling our solutions on a fixed-fee basis to induce customers in different industries to purchase our solutions.  Beginning in 2006, we began marketing our solutions on a time-and-materials basis again as we believe we have established a track record of successful implementations across multiple industries.  We do not expect that our transition back to time-and-materials arrangements from fixed-fee arrangements will affect our revenue recognition.

Maintenance and support revenue.  We generate maintenance and support revenue from the sale of maintenance and support services for our software products.  Our maintenance and support arrangements are sold with terms generally ranging from one to two years.  Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis.  Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis.  Over the past three years, customers have renewed an average of 96% of the maintenance and support revenue that was up for renewal.

Cost of revenue

Cost of license and implementation revenue.     Cost of license and implementation revenue includes those costs related to the implementation of our solutions.  Cost of license and implementation revenue consists of (a) compensation and benefits related to personnel providing professional services, (b) billable and non-billable travel, lodging and other out-of-pocket expenses and (c) facilities and other overhead costs.  As a percentage of related revenue, cost of license and implementation revenue is higher than cost of maintenance and support revenue.

Cost of maintenance and support revenue.     Cost of maintenance and support revenue includes those costs related to post-contract support on our deployed solutions.  Cost of maintenance and support revenue consists of (a) compensation and benefits related to personnel providing customer support and (b) facilities and other overhead costs.

Operating expenses

Selling, general and administrative.     Selling, general and administrative expense consists of (a) compensation and benefits related to selling, general and administrative activities; (b) travel, lodging and other out-of-pocket expenses; (c) marketing programs such as our conferences and participating in industry trade shows; (d) accounting, legal and other professional fees and (e) facilities and other related overhead.  We expect absolute dollar increases in selling, general and administrative expenses as we incur additional expenses related to being a publicly-traded company, increase our general marketing activities, increase the number of our sales and marketing professionals and invest in infrastructure to support continued growth.

Research and development.     Research and development expense consists of (a) compensation and benefits of software developers, scientists and product managers working on the development of our new products, enhancements of existing products, scientific research, quality assurance and testing and (b) facilities and other related overhead.  We expense all of our research and development costs as incurred, and we expect to continue to do so in the foreseeable future.  We expect research and development expense to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our software products.

Income taxes

Our effective tax rates for the three months and six months ended June 30, 2007 was 21% and 21% respectively.  Our effective tax rate has been lower than the statutory rate of 34% largely due to the application of general business tax credits, including credits carried forward from prior years.  Our general business tax credits may be carried forward for a period of 20 years and are available as an offset against future tax liabilities.  Our general business tax credit carry forwards begin to expire in 2022.  If our taxable income continues to increase, future general business tax credits may not be available at levels that will allow us to maintain effective tax rates at current levels.  As such, increases in our taxable income may be partially offset by increases in our effective tax rate.

Deferred revenue and unbilled receivables

For our license fees and implementation services, we invoice and are paid based upon negotiated milestones in each customer arrangement with an initial payment due upon execution and remaining payments due throughout the implementation period.  We record as deferred revenue any invoices that have been issued before implementation services have been performed and before the corresponding license and implementation revenue is recognized.  We record as unbilled receivables any recognized license and implementation revenue in excess of the amount invoiced to the customer.  We generally invoice for our maintenance and support services on a monthly or quarterly basis through the maintenance and support period.  Deferred revenue does not reflect the total contract value of our customer arrangements at any point in time because we only record deferred revenue as amounts are invoiced ahead of the performance of implementation services.  As a result, there is little correlation between the timing of our revenue recognition, the timing of our invoicing and the amount of deferred revenue.

Application of critical accounting policies and use of estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.  We make estimates and assumptions in the preparation of our condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.  Numerous internal and external factors can affect estimates.  Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

Our accounting policies are more fully described in note 1 to the condensed consolidated financial statements.  We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue recognition

License and implementation.  We consider our implementation services essential to our licensed software products, and therefore, we recognize revenue from perpetual software licenses and implementation services together as the services are performed.  We do so using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The percentage-of-completion is measured as the total number of man-days expended on an implementation of our software products during a reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation.  The period over which we recognize license and implementation revenue depends on the number of licensed software products and the scope and complexity of the implementation requirements.  Our revenue recognition period for an arrangement generally ranges from six months to several years.

Maintenance and support.  Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis.  Once an implementation is completed, maintenance and support revenue is recognized ratably over the term of the maintenance and support arrangement.

Allowance for doubtful accounts

In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices.  To do so, we must make estimates of the collectibility of accounts receivable.  We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable.  We also analyze accounts receivable and historical bad debt experience, customer creditworthiness, changes in our customer payment history and industry concentration on an aggregate basis when evaluating the adequacy of the allowance for doubtful accounts.  If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Results of Operations

			Three Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Revenue:

License and implementation	$9,893	69%	$6,657	62%	$3,236	49%
Maintenance and support	4,522	31%	4,078	38%	444	11%
Total	$14,415	100%	$10,735	100%	$3,680	34%

License and implementation.  License and implementation revenue increased $3.2 million from $6.7 million in the three months ended June 30, 2006 to $9.9 million in the three months ended June 30, 2007, representing a 49% increase.  As we began implementation of software products, we began recognizing the related revenue.  During the three months ended June 30, 2007, license and implementation revenue from industries other than the airline industry made up 62% of total license and implementation revenue as compared to 63% during the same period in 2006.

Maintenance and support.  Maintenance and support revenue increased $444,000 from $4.1 million in the three months ended June 30, 2006 to $4.5 million in the three months ended June 30, 2007, representing an 11% increase.

The increase was a result of our completion of implementations of our software products after June 30, 2006 following which we were able to begin recognizing maintenance and support revenue related to those implementations offset by $25,000 of maintenance revenue that was not renewed.

Airline revenue outside of the United States for the three months ended June 30, 2007 represented 95% of total airline revenue as compared to 94% during the same period in 2006.

			Six Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Revenue:

License and implementation	$18,916	68%	$12,364	61%	$6,552	53%
Maintenance and support	8,951	32%	7,989	39%	962	12%
Total	$27,867	100%	$20,353	100%	$7,514	37%

License and implementation.  License and implementation revenue increased $6.6 million from $12.4 million in the six months ended June 30, 2006 to $18.9 million in the six months ended June 30, 2007, representing a 53% increase  . As we began implementation of software products, we began recognizing the related revenue.  During the six months ended June 30, 2007, license and implementation revenue from industries other than the airline industry made up 64% of total license and implementation revenue as compared to 63% during the same period in 2006.

Maintenance and support.  Maintenance and support revenue increased $1.0 million from $8.0 million in the six months ended June 30, 2006 to $9.0 million in the six months ended June 30, 2007, representing a 12% increase.  The increase was a result of our completion of implementations of our software products after June 30, 2006 following which we were able to begin recognizing maintenance and support revenue related to those implementations offset by $44,000 of maintenance revenue that was not renewed.

Airline revenue outside of the United States for the six months ended June 30, 2007 represented 95% of total airline revenue as compared to 94% during the same period in 2006.

Cost of revenue and gross profit

			Three Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$3,218	33%	$2,862	43%	$356	12%
Cost of maintenance and support revenue	1,105	24%	952	23%	153	16%
Total cost of revenue	$4,323	30%	$3,814	36%	$509	13%
Gross Profit	$10,092	70%	$6,921	64%	$3,171	46%

Cost of license and implementation revenue.  Cost of license and implementation revenue increased $356,000 from $2.9 million in the three months ended June 30, 2006 to $3.2 million in the three months ended June 30, 2007, representing a 12% increase.  The increase in cost of license and implementation revenue is attributable to $228,000 increase in personnel costs, a $175,000 increase in travel expenses and a $62,000 increase in stock-based compensation expense from options issued in 2007 partially offset by a decrease of $91,000 in third party deployment software.  The overall increase in personnel and travel expenses related to an increase in the number and size of our in-progress implementations.  License and implementation gross margin increased from 57% to 67% in the three months ended June 30, 2007 due to improvements in our implementation processes and the standardization of our software products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue increased $153,000 from $952,000 in the three months ended June 30, 2006 to $1.1 million in the three months ended June 30, 2007, representing a 16% increase.  The increase in cost of maintenance and support revenue is attributable to an increase in average support personnel in 2007.   Maintenance and support gross margin decreased from 77% to 76% in the three months ended June 30, 2007 related to an overall increase in support personnel headcount in 2007 to provide increased levels of support to our larger installed customer base.

Gross profit.  Gross profit increased $3.2 million from $6.9 million in the three months ended June 30, 2006 to $10.1 million in the three months ended June 30, 2007, representing a 46% increase.  The increase in our overall gross margin was attributable to the improvement in our license and implementation gross margins.  License and Implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

			Six Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$6,407	34%	$5,267	43%	$1,140	22%
Cost of maintenance and support revenue	2,094	23%	1,819	23%	275	15%
Total cost of revenue	$8,501	31%	$7,086	35%	$1,415	20%
Gross Profit	$19,366	69%	$13,267	65%	$6,099	46%

Cost of license and implementation revenue.  Cost of license and implementation revenue increased $1.1 million from $5.3 million in the six months ended June 30, 2006 to $6.4 million in the six months ended June 30, 2007 representing a 22% increase.  The increase in cost of license and implementation revenue is attributable to a $725,000 increase in personnel costs, a $351,000 increase in travel expenses and an $80,000 increase in stock-based compensation expense from options issued in 2007.  The increase in personnel and travel expenses related to an increase in the number and size of our in-progress implementations.  License and implementation gross margin increased from 57% to 66% in the six months ended June 30, 2007 due to improvements in our implementation processes and the standardization of our software products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue increased $275,000 from $1.8 million in the six months ended June 30, 2006 to $2.1 million in the six months ended June 30, 2007, representing a 15% increase.  The increase in cost of maintenance and support revenue is attributed to an increase in average support personnel in 2007.   Maintenance and support gross margins were unchanged across the two periods.

Gross profit.  Gross profit increased $6.1 million from $13.3 million in the six months ended June 30, 2006 to $19.4 million in the six months ended June 30, 2007, representing a 46% increase.  The increase in our gross margins were attributable to the improvement in our license and implementation gross margins.  License and Implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

			Three Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Selling, general and administrative	$3,777	26%	$3,207	30%	$570	18%
Research and development	4,324	30%	2,258	21%	2,066	91%
Total operating expenses	$8,101	56%	$5,465	51%	$2,636	48%

Selling, general and administrative.  Selling, general and administrative expenses increased $570,000 from $3.2 million in the three months ended June 30, 2006 to $3.8 million in the three months ended June 30, 2007, representing an 18% increase.  The increase in selling, general and administrative expenses is attributable to a $244,000 increase in compensation and benefits related to an increase in headcount in 2007, an increase in travel expenses of $157,000, an increase in consulting fees of $80,000 and a $219,000 increase in stock-based compensation expense from options issued in 2007, offset by a decrease of $220,000 related to the Company’s annual pricing excellent conference .

Research and development.  Research and development expenses increased $2.1 million from $2.3 million in the three months ended June 30, 2006 to $4.3 million in the three months ended June 30, 2007, representing a 91% increase.  The increase in research and development expenses is principally attributable to a $1.7 million increase in compensation and benefits and related overhead expenses resulting from an increase in our product development and product management activities related to our software products and a $124,000 increase in stock-based compensation from options issued in 2007.   The increase was also attributable to an increase in travel expense of $89,000 and an increase in consulting fees of $105,000.

			Six Months Ended June 30,
		2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Selling, general and administrative	$6,925	25%	$6,570	32%	$355	5%
Research and development	8,065	29%	4,404	22%	3,661	83%
Total operating expenses	$14,990	54%	$10,974	54%	$4,016	37%

Selling, general and administrative.  Selling, general and administrative expenses increased $355,000 from $6.6 million in the six months ended June 30, 2006 to $6.9 million in the six months ended June 30, 2007, representing a 5% increase.  The increase in selling, general and administrative expenses is attributable to a $108,000 increase in compensation and benefits related to our overall increase in average headcount in 2007, an increase in travel expenses of $103,000, an increase in consulting fees of $120,000 and a $269,000 increase in stock-based compensation expense from options issued in 2007, offset by a decrease in expenses of $220,000 related to the Company’s annual pricing excellent conference.

Research and development.  Research and development expenses increased $3.7 million from $4.4 million in the six months ended June 30, 2006 to $8.1 million in the six months ended June 30, 2007, representing an 83% increase.  The increase in research and development expenses is principally attributable to a $3.1 million increase in compensation and benefits and related overhead expenses resulting from an increase in our product development and product management activities related to our software products and a $160,000 increase in stock-based compensation expense from options issued in 2007.   The increase was also attributable to an increase in consulting fees of $130,000 and travel expense of $114,000.

	Three Months Ended June 30,
	2007	2006
(Dollars in thousands)	Amount	Amount	Variance $	Variance %

Interest income	$62	$477	$(415)	-87%
Interest expense	(441)	—	(441)	n/a
	$(379)	$477	$(856)	-179%

Interest income decreased $415,000 from $477,000 in the three months ended June 30, 2006 to $62,000 in the three months ended June 30, 2007, representing an 87% decrease.  The decrease was the result of the interest earned on a smaller average cash and cash equivalent balances due to the redemption of the preferred stock in the amount of $17.4 million and the payment of a one-time cash dividend of $41.3 million to all common stockholders in March 2007.    Interest expense increased $441,000 from $0 in the three months ended June 30, 2006 to $441,000 in the three months ended June 30, 2007.  The increase was the result of interest expense on the $20.0 million credit facility.

	Six Months Ended June 30,
	2007	2006
(Dollars in thousands)	Amount	Amount	Variance $	Variance %

Interest income	$595	907	$(312)	-34%
Interest expense	(458)	-	(458)	n/a
	$137	$907	$(770)	-85%

Interest income decreased $312,000 from $907,000 in the six months ended June 30, 2006 to $595,000 in the six months ended June 30, 2007, representing a 34% decrease.  The decrease was the result of the interest earned on a smaller average cash and cash equivalent balances due to the redemption of the preferred stock in the amount of $17.4 million and the payment of a one-time cash dividend of $41.3 million to all common stockholders in March 2007.  Interest expense increased $458,000 from $0 in the six months ended June 30, 2006 to $458,000 in the six months ended June 30, 2007.  The increase was the result of interest expense on the $20.0 million credit facility.

	Three Months Ended June 30,
	2007	2006
(Dollars in thousands)	Amount	Amount

Effective tax rate	21%	20%
Income tax provision	$344	$381

Our income tax provision decreased $37,000 from $381,000 in the three months ended June 30, 2006 to $344,000 in the three months ended June 30, 2007, representing a 10% decrease.  The decrease in our income tax provision resulted from the $321,000 decrease in our income before income taxes.  Our effective tax rate increased from 20% of taxable income in the three months ended June 30, 2006 to 21% of income before income taxes in the three months ended June 30, 2007.  The increase in our effective rate was attributable to an increase in activity in states that have an income tax, as well as the complete phase-out of extraterritorial income exclusion.

	Six Months Ended June 30,
	2007	2006
(Dollars in thousands)	Amount	Amount

Effective tax rate	21%	20%
Income tax provision	$950	$631

Our income tax provision increased $319,000 from $631,000 in the six months ended June 30, 2006 to $950,000 in the six months ended June 30, 2007, representing a 50% increase.  The increase in our income tax provision resulted from the $1.3 million increase in our income before income taxes.  Our effective tax rate increased from 20% of taxable income in the six months ended June 30, 2006 to 21% of income before income taxes in the six months ended June 30, 2007.  The increase in our effective rate was attributable to an increase in activity in states that have an income tax, as well as the complete phase-out of extraterritorial income exclusion.

Liquidity and Capital Resources

At June 30, 2007, we had $4.2 million of cash and cash equivalents and a working capital deficit of $8.3 million as compared to $42.5 million of cash and cash equivalents and $27.6 million in working capital at December 31, 2006. As of June 30, 2007, we had $8.0 million available under the revolving credit facility subject to the terms and conditions of that facility. Historically, we have financed our operations through cash flow from operations. We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months. During July 2007, we completed our initial public offering of 5,118,750 million shares of our common stock and received net proceeds of $52.4 million.

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Cash provided from operating activities	$1,138	$2,819
Cash used from investing activities	(696)	(372)
Cash (used) provided from financing activities	(38,813)	18
Cash and cash equivalents (end of period)	4,168	40,955

The decrease in cash and cash equivalents from December 31, 2006 to June 30, 2007 can be attributed to net cash used in financing activities of $38.8 million representing our $17.4 million redemption of preferred stock and $41.3 million payment of an one-time cash dividend to our stockholders, partially offset by $19.7 million of net proceeds received from our credit facility.

Sources of cash from operating activities consisted of (a) $3.6 million of net income, (b) a $1.0 million increase in deferred revenue and (c) a $1.1 million non-cash expense comprised of depreciation and non-cash compensation related to the issuance of stock options in 2007. Uses of cash from operating activities consisted of (a) a decrease in accounts payable and accrued liabilities of $2.1 million related to the annual payout of cash bonuses in the first quarter for performance in the prior year; (b) a $304,000 increase in prepaid expenses and (c) a $1.4 million increase in unbilled receivables from unbilled implementations in process.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Available Information

Our internet website address is http://www.prospricing.com.   Our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.   Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $4.2 million at June 30, 2007.  These amounts were invested primarily in money market funds.  The unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income, if any.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

It should be noted that in designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2008.  The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2008.  We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement.  However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2008.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.  We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

ITEM 1A.  Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our prospectus dated June 27, 2007 and filed with the SEC on June 28, 2007, which are incorporated herein by reference and could materially affect our business, financial condition or future results.  Such risk factors include, without limitation, the following:

•                  We focus exclusively on the pricing and revenue optimization software market, and if this market develops more slowly than we expect, our business will be harmed.

•                  Any downturn in our sales to airlines or any failure to increase sales to other industries would adversely affect our operating results.

•                  Deterioration of general economic conditions could adversely affect our sales and operating results.

•                  Our software products require implementation projects that are subject to significant risks, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.

•                  Our revenue recognition is primarily based upon our ability to estimate the efforts required to complete our implementation projects, which may be difficult to estimate.

•                  If our cost estimates for fixed-fee arrangements do not accurately anticipate the cost and complexity of implementing our software products, our profitability could be reduced and we could experience losses on these arrangements.

•                  We might not generate increased business from our current customers, which could limit our revenue in the future.

•                  If we fail to develop or acquire new pricing and revenue optimization functionality to enhance our existing software products, we will not be able to achieve our anticipated level of growth.

•                  Competition from vendors of pricing solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software products and could result in pressure to price our software products in a manner that reduces our margins and harms our operating results.

•                  We are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and cause our revenue and operating income to decline in the future.

•                  If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

•                  Our revenue recognition policy may cause any decreases in sales not to be reflected in our revenue immediately.

•                  Our license and implementation revenue produces lower gross margins than our maintenance and support revenue, and an increase in license and implementation revenue relative to maintenance and support revenue may harm our overall gross margins.

•                  Our international sales subject us to risks that may adversely affect our operating results.

•                  Our inability to sustain our historical maintenance and support renewal rates and pricing would adversely affect our operating result.

•                  We might not be able to manage our future growth efficiently or profitably.

•                  Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

•                  New accounting standards or interpretations of existing accounting standards, including those related to revenue recognition, could adversely affect our operating results.

•                  If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

•                  Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software products.

•                  We use open source software in our products that may subject our software products to general release or require us to re-engineer our products, which may cause harm to our business.

•                  We utilize third-party software that we incorporate into our software products and impaired relations with these third parties, defects in third-party software or a third party’s inability or failure to enhance their software over time could adversely affect our operating performance and financial condition.

•                  The elimination or significant reduction in the general business tax credit could adversely affect our results of operations.

•                  If we do not develop relationships with third-party consultants and systems integrators to implement our solutions, our growth may suffer.

•                  We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

•                  Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Houston, Texas.

•                  We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

•                  Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

In the quarter ended June 30, 2007, we issued options to purchase an aggregate of 533,000 shares of our common stock under our 2007 Equity Incentive Plan to employees, directors and consultants at an exercise price of $6.00 to $11.00 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.  We believe the offers, sales and issuances of the securities described above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701 or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering.  The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and advisors and received the securities as compensation for services.  Appropriate legends have been affixed to the securities issued in these transactions.  Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Public Offering of Common Stock

 On July 3, 2007, we completed our Initial Public Offering pursuant to a registration statement on Form S-1 (Registration No. 333-141884) which the U.S.  Securities and Exchange Commission declared effective on June 27, 2007.  Under the registration statement, we registered the offering and sale of an aggregate of 5,118,750 shares of our common stock, and another 1,706,250 shares of our common stock sold by certain selling stockholders.  All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $11.00 per share.  The managing underwriters were J.P.  Morgan Securities, Inc., Deutsche Bank Securities Inc.  Jefferies & Company, Inc.  and Thomas Weisel Partners LLC.

The Company raised a total of $56,306,250 in gross proceeds from the IPO, and $52,364,813 in net proceeds after deducting underwriting discounts and commissions of $3,941,437.  The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.  On July 3, 2007 the Company used $20,066,000 of the proceeds from our IPO to retire the remaining $19,950,000 principle balance of the credit facility and related accrued interest in the amount of $116,000.

We anticipate that we will use the remaining net proceeds from the IPO for the payment of IPO related expenses and for general corporate purposes.   Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On June 21, 2007, holders of 18,169,720 of our outstanding common stock on such date approved by written consent the following: the adoption of our 2007 Equity Incentive Plan and waiver of certain preemptive rights with respect to such adoption, ratification of our registration rights agreement entered into with Ronald and Mariette Woestemeyer, a form of indemnification agreement to be entered into with each of our directors and executive officers, our amended and restated certificate of incorporation and our amended and restated bylaws effective prior to our initial public offering to implement provisions appropriate for a public company.

Item 5.  Other Information.

     None.

Item 6. Exhibits

3.1	*

Amended and Restated Certificate of Incorporation currently in effect (filed as Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853), as amended (the “IPO Registration Statement”)

3.2	*	Amended and Restated Bylaws currently in effect (filed as Exhibit 3.2.1 to the IPO Registration Statement)

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement)

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Incorporated herein by reference to the indicated filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

Date August 8, 2007	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer

Index to Exhibits

3.1	*

Amended and Restated Certificate of Incorporation currently in effect (filed as Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853), as amended (the “IPO Registration Statement”)

3.2	*	Amended and Restated Bylaws currently in effect (filed as Exhibit 3.2.1 to the IPO Registration Statement)

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement)

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.