Form 10-Q
period 2007-09-30
PROS Holdings, Inc.
filed 2007-11-02
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   (Check one):

Large Accelerated Filer  ☐          Accelerated Filer  ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 25,999,913 as of November 2, 2007.

PROS HOLDINGS, INC.

Form 10-Q for the Quarter Ended September 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$40,011,604	$42,540,180
Accounts and unbilled receivables, net of allowance of $1,220,000 and $1,190,000 respectively	14,921,151	13,788,989
Prepaid expenses and other current assets	3,850,691	2,199,997

Total current assets	58,783,446	58,529,166
Property and equipment, net	3,141,828	2,372,872
Other assets	2,492,477	2,144,371

Total assets	$64,417,751	$63,046,409

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,446,615	$584,372
Accrued liabilities	3,390,989	3,965,817
Accrued contract labor	1,017,745	1,405,287
Accrued payroll	2,589,062	2,918,979
Deferred revenue	22,190,764	22,079,937

Total current liabilities	30,635,175	30,954,392
Long-term deferred revenue	5,264,086	4,131,757

Commitments and contingencies

Redeemable preferred stock, $0.001 par value, 3,921,312 shares authorized, 0 and 2,627,282 shares outstanding, respectively	—	17,283,168
Stockholders’ equity:
Common stock, 75,000,000 and 28,000,000 shares authorized, 29,646,224 and 23,580,729 issued, 25,799,184 and 19,733,689 shares outstanding, respectively	29,646	23,581
Additional paid-in capital	51,418,790	7,812,536
Common stock warrants	226,000	226,000
Treasury stock, 3,847,040 common shares at cost	(8,937,500)	(8,937,500)
Retained (deficit) earnings	(14,218,446)	11,552,475

Total stockholders’ equity	28,518,490	10,677,092

Total liabilities and stockholders’ equity	$64,417,751	$63,046,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
License and implementation	$11,661,407	$8,275,078	$30,577,733	$20,639,078
Maintenance and support	4,768,382	4,190,343	13,718,877	12,178,920

Total revenue	16,429,789	12,465,421	44,296,610	32,817,998

Cost of Revenue:
License and implementation	3,275,936	3,281,543	9,682,794	8,548,802
Maintenance and support	1,365,449	893,884	3,459,189	2,712,512

Total cost of revenue	4,641,385	4,175,427	13,141,983	11,261,314

Gross profit	11,788,404	8,289,994	31,154,627	21,556,684
Operating expenses:
Selling, general and administrative	4,605,161	3,477,010	11,530,223	10,046,647
Research and development	4,329,289	2,670,879	12,394,270	7,075,432

Income from operations	2,853,954	2,142,105	7,230,134	4,434,605
Other income (expense):

Interest income	505,650	497,900	1,100,514	1,405,135
Interest and deferred finance costs	(410,905)	—	(868,982)	—

Income before income tax provision (benefit)	2,948,699	2,640,005	7,461,666	5,839,740
Income tax provision (benefit)	(552,350)	520,321	398,074	1,150,960

Net income	3,501,049	2,119,684	7,063,592	4,688,780

Accretion of preferred stock	—	(109,361)	(81,915)	(371,861)

Net earnings attributable to common stockholders	$3,501,049	$2,010,323	$6,981,677	$4,316,919

Net earnings attributable to common stockholders per share:
Basic	$0.14	$0.10	$0.32	$0.22
Diluted	$0.13	$0.10	$0.31	$0.21

Weighted average number of shares:
Basic	25,681,570	19,673,981	22,038,459	19,622,655
Diluted	26,247,871	20,990,329	22,509,178	20,756,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$7,063,592	$4,688,780

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886,956	994,627
Noncash stock based compensation	931,744	—
Deferred income taxes	(1,183,405)	—
Deferred financing costs	417,810	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables, net	(1,132,162)	(4,576,756)
Prepaid expenses and other	(815,395)	(1,274,750)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(654,363)	(494,611)
Deferred revenue	1,243,156	7,092,776

Net cash provided by operating activities	6,757,933	6,430,066

Investing activities:
Purchases of property and equipment	(1,655,912)	(748,644)

Net cash used in investing activities	(1,655,912)	(748,644)

Financing activities:
Proceeds from long-term debt	20,000,000	—
Proceeds from initial public offering, net of underwriters’ costs	52,364,813	—
Payment on long-term debt	(20,000,000)	—
Dividend on common stock	(41,328,294)	—
Redemption of redeemable preferred stock	(17,365,083)	(8,445,471)
Exercise of stock options	684,705	60,528
Offering costs	(1,568,928)	—
Deferred financing costs	(417,810)	—

Net cash used in financing activities	(7,630,597)	(8,384,943)

Net decrease in cash and cash equivalents	(2,528,576)	(2,703,521)

Cash and cash equivalents:
Beginning of period	42,540,180	38,489,803

End of period	$40,011,604	$35,786,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Business and Basis of Presentation

Nature of operations

PROS Holdings, Inc., (“our” or “the Company”) is a provider of pricing and revenue optimization software products, a category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing.  Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance.  The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.  These innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data.  The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance.  The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.

The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 27, 2007.  The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2007 is not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.

Initial public offering

In July 2007, the Company completed its initial public offering of common stock (the “IPO”) in which the Company sold and issued 5,118,750 shares of common stock and selling stockholders sold an additional 1,706,250 shares of common stock.  The Company’s Certificate of Incorporation, as restated on June 22, 2007, authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with $0.001 par value per share.

As a result of the IPO, the Company raised a total of $56,306,250 in gross proceeds, and $52,364,813 in net proceeds after deducting underwriting discounts and commissions of $3,941,437.  In addition, the Company incurred $1,793,247 of offering costs associated with the IPO that were recorded to additional paid-in capital and netted against the IPO proceeds.  The Company did not receive any proceeds from the sale of shares in the IPO

by the selling stockholders.    In addition, the underwriters of its initial public offering have exercised in full their over-allotment option to purchase an additional 1,023,750 shares of common stock from selling stockholders at the initial public offering price of $11.00 per share.  The over-allotment option was granted to the underwriters by the selling stockholders and PROS did not issue any new shares of common stock or receive any proceeds from the sale of these shares.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we did not incur a tax liability. Any interest and penalties accrued related to uncertain tax positions will be recognized in income tax provision.

Included in our tax expense for the third quarter of 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against our deferred tax assets.  The reversal is the result of our conclusion that it is more likely than not that the associated deferred tax assets will be realized.  Without this reversal our effective tax rate would have been 20%.  Our effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits, and we expect to continue to benefit from these credits for the foreseeable future.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

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

2.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:

Net earnings attributable to common stockholders (basic)	$3,501,049	$2,010,323	$6,981,677	$4,316,919

Denominator:
Weighted average shares (basic)	25,681,570	19,673,981	22,038,459	19,622,655
Dilutive effect of stock options and warrants	566,301	1,316,348	470,719	1,134,246
Weighted average shares (diluted)	26,247,871	20,990,329	22,509,178	20,756,901
Basic earnings per share	$0.14	$0.10	$0.32	$0.22
Diluted earnings per share	$0.13	$0.10	$0.31	$0.21

3.  Stockholders’ equity

Stock options

The Company maintains incentive stock option plans to provide long-term incentives to its key employees, officers, directors and consultants under which 2,220,560 shares of common stock were reserved for issuance.  As of September 30, 2007, 492,500 shares remained available for grant.  Options generally have a ten-year term and vest over three or four years.  At September 30, 2007, there was an estimated $6.1 million of total unrecognized compensation cost related to share-based compensation arrangements for options granted in 2007.

The following is a summary of the Company’s option activity for the nine month period ended September 30, 2007:

	Number of shares under option	Weighted average exercise price	Aggregate intrinsic value
Outstanding, December 31, 2006	1,449,105	$0.94
Granted	1,382,500	6.82
Forfeited	(176,800)	2.29
Exercised	(946,745)	0.72
Outstanding, September 30, 2007	1,708,060	5.68	$10,914,503

Exercisable September 30, 2007	148,270	$3.24	$1,309,224

The following table summarizes information about stock options outstanding at September 30, 2007:

		Options outstanding		Options exercisable
Range of exercise prices	Outstanding as of September 30, 2007	Weighted average remaining contractual life (in years)	Weighted average exercise price	Exercisable as of September 30, 2007	Weighted average exercise price
$ 0.00-$0.25	52,750	6.7	$0.25	8,750	$0.25
$ 0.26-$1.00	212,760	8.0	$0.58	36,960	$0.64
$ 1.01-$3.00	65,050	2.7	$2.56	65,050	$2.56
$ 3.01-$6.00	1,150,000	9.5	$6.00	25,000	$6.00
$ 6.01-$11.00	227,500	9.7	$11.00	12,510	$11.00
	1,708,060	9.0	$5.68	148,270	$3.24

4.  Credit Facility

On March 23, 2007, the Company entered into a $28.0 million credit facility with a commercial bank, consisting of a $20.0 million term loan and a $8.0 million line of credit.  Interest was payable at a Eurodollar rate plus 2.75% or a base rate plus 1.5%, at the Company’s option (8.09% at June 30, 2007).  The term loan required repayment of principal of $50,000 plus interest every three months for five years, with all unpaid principal due on March 23, 2012.    On July 3, 2007, the Company used $20,066,000 of proceeds from its IPO to retire the remaining $19,950,000 principle balance of the credit facility and related accrued interest totaling $116,000.  In connection with the payoff and termination of the credit facility on July 3, 2007, financing fees in the amount of $397,000, which were included in other assets in the Company’s condensed consolidated balance sheet were expensed in the third quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 set forth in our prospectus effective on June 27, 2007 and filed with the Securities and Exchange Commission (“SEC”).  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.  Readers should carefully review the risk factors described in this Quarterly Report on Form 10-Q, as well as the documents filed by us with the SEC, specifically our prospectus effective June 27, 2007 and filed with the SEC on June 28, 2007, as they may be amended from time to time.

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

We also recognize revenue from the sale of a limited number of fixed-term licenses, which have terms ranging from three months to five years, and related implementation services.   During the three months and nine months ended September 30, 2007, license and implementation revenue from fixed-term licenses represented approximately 5% of our total revenue for both periods.   Revenue from fixed-term licenses, which includes maintenance and support during the license period, are recognized ratably over the license term.

Maintenance and support revenue.  We generate maintenance and support revenue from the sale of maintenance and support services for our software products.  Our maintenance and support arrangements are sold with terms generally ranging from one to two years.  Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis.  Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis.  Renewal of  maintenance and support agreements by customers are in mid 90% range.

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

Operating expenses

Selling, general and administrative.     Selling, general and administrative expenses consist of (a) compensation and benefits related to selling, general and administrative activities; (b) travel, lodging and other out-of-pocket expenses; (c) marketing programs such as our conferences and participating in industry trade shows; (d) accounting, legal and other professional fees and (e) facilities and other related overhead.  We expect absolute dollar increases in selling, general and administrative expenses as we incur additional expenses related to being a publicly-traded company, increase our general marketing activities, increase the number of our sales and marketing professionals and invest in infrastructure to support continued growth.

Research and development     Research and development expenses consist of (a) compensation and benefits of software developers, scientists and product managers working on the development of our new products, enhancements of existing products, scientific research, quality assurance and testing and (b) facilities and other related overhead.  We expense all of our research and development costs as incurred, and we expect to continue to do so in the foreseeable future.  We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our software products.

Income taxes

Our effective tax rates for the three months and nine months ended September 30, 2007 were (19%) and 5%, respectively.  Included in our tax expense for the third quarter of 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against our deferred tax assets.  The reversal is the result of our conclusion during the quarter that it is more likely than not that the associated deferred tax assets will be realized.  Without this reversal our effective tax rate would have been 20%.  Our effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits, and we expect to continue to benefit from these credits for the foreseeable future.

If our taxable income continues to increase, future general business tax credits may not be available at levels that will allow us to maintain effective tax rates at current levels.  As such, increases in our taxable income may be partially offset by increases in our effective tax rate.

Deferred revenue and unbilled receivables

For our license fees and implementation services, we invoice and are paid based upon negotiated milestones in each customer arrangement with an initial payment due upon execution and remaining payments due throughout the implementation period.  We record as deferred revenue any invoices that have been issued before implementation services have been performed and before the corresponding license and implementation revenue is recognized.  We record as unbilled receivables any recognized license and implementation revenue in excess of the amount invoiced to the customer.  We generally invoice for our maintenance and support services on a monthly, quarterly or annual basis through the maintenance and support period.  Deferred revenue does not reflect the total contract value of our customer arrangements at any point in time because we only record deferred revenue as amounts are invoiced ahead of the performance of implementation services.  As a result, there is little correlation between the timing of our revenue recognition, the timing of our invoicing and the amount of deferred revenue.

Application of critical accounting policies and use of estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.  We made estimates and assumptions in the preparation of our condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.  Numerous internal and external factors can affect estimates.  Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

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

Results of Operations

Revenue:

	Three Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$11,661	71%	$8,275	66%	$3,386	41%
Maintenance and support	4,769	29%	4,190	34%	579	14%
Total	$16,430	100%	$12,465	100%	$3,965	32%

License and implementation.  License and implementation revenue increased $3.4 million from $8.3 million for the three months ended September 30, 2006 to $11.7 million for the three months ended September 30, 2007, representing a 41% increase.  As we began implementation of software products, we began recognizing the related revenue.  For the three months ended September 30, 2007, license and implementation revenue from industries other than the airline industry made up 69% of total license and implementation revenue as compared to 66% during the same period in 2006.

Maintenance and support.  Maintenance and support revenue increased $579,000 from $4.2 million for the three months ended September 30, 2006 to $4.8 million in the three months ended September 30, 2007, representing a 14% increase.  The increase was a result of our completion of implementations of our software products after September 30, 2006 following which we were able to begin recognizing maintenance and support revenue related to those implementations.  For the three months ended September 30, 2007 we had $17,000 of maintenance revenue that was not renewed.

Within total revenue, airline revenue outside of the United States for the three months ended September 30, 2007 represented 95% of total airline revenue as compared to 92% during the same period in 2006.

	Nine Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$30,578	69%	$20,639	63%	$9,939	48%
Maintenance and support	13,719	31%	12,179	37%	1,540	13%
Total	$44,297	100%	$32,818	100%	$11,479	35%

License and implementation.  License and implementation revenue increased $9.9 million from $20.6 million for the nine months ended September 30, 2006 to $30.6 million for the nine months ended September 30, 2007, representing a 48% increase. As we began implementation of software products, we began recognizing the related revenue.  For the nine months ended September 30, 2007, license and implementation revenue from industries other than the airline industry made up 66% of total license and implementation revenue as compared to 64% during the same period in 2006.

Maintenance and support.  Maintenance and support revenue increased $1.5 million from $12.2 million for the nine months ended September 30, 2006 to $13.7 million for the nine months ended September 30, 2007, representing a 13% increase.  The increase was a result of our completion of implementations of our software products after September 30, 2006 following which we were able to begin recognizing maintenance and support revenue related to those implementations. For the nine months ended September 30, 2007 we had $178,000 of maintenance revenue that was not renewed.

Within total revenue, airline revenue outside of the United States for the nine months ended September 30, 2007 represented 95% of total airline revenue as compared to 93% during the same period in 2006.

Cost of revenue and gross profit:

	Three Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$3,276	28%	$3,281	40%	$(5)	0%
Cost of maintenance and support revenue	1,365	29%	894	21%	471	53%
Total cost of revenue	$4,641	28%	$4,175	33%	$466	11%
Gross profit	$11,788	72%	$8,290	67%	$3,498	42%

Cost of license and implementation revenue.  Cost of license and implementation revenue remained relatively unchanged for the three months ended September 30, 2006 and the three months ended September 30, 2007.  License and implementation gross margin increased from 60% to 72% in the three months ended September 30, 2007 due to improvements in our implementation processes and the standardization of our software products.  License and implementation cost may vary from period to period depending on factors, including the amount of implementation services required to deploy our products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue increased $471,000 from $894,000 in the three months ended September 30, 2006 to $1.4 million for the three months ended September 30, 2007, representing a 53% increase.  The increase in cost of maintenance and support revenue is attributable to an increase in average support personnel in third quarter 2007.   Maintenance and support gross margin decreased from 79% to 71% for the three months ended September 30, 2007 related to an overall increase in resources dedicated to maintenance and support projects and support personnel in 2007 to provide increased levels of support to our current and future installed customer base.

Gross profit.  Gross profit increased $3.5 million from $8.3 million for the three months ended September 30, 2006 to $11.8 million for the three months ended September 30, 2007, representing a 42% increase.  The increase in our overall gross margin was attributable to the improvement in our license and implementation gross margins.  License and implementation gross margin may vary from period to period depending on factors, including the amount of implementation services required to deploy our products related to the total contracted price.

	Nine Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$9,683	32%	$8,548	41%	$1,135	13%
Cost of maintenance and support revenue	3,459	25%	2,713	22%	746	27%
Total cost of revenue	$13,142	30%	$11,261	34%	$1,881	17%
Gross profit	$31,155	70%	$21,557	66%	$9,598	45%

Cost of license and implementation revenue.  Cost of license and implementation revenue increased $1.1 million from $8.6 million for the nine months ended September 30, 2006 to $9.7 million for the nine months ended September 30, 2007 representing a 13% increase.  The increase in cost of license and implementation revenue is attributable to a $641,000 increase in personnel costs, a $594,000 increase in travel expenses and a $158,000 increase in stock-based compensation expense from options issued in 2007 offset by decreases in other expenses.  The increase in personnel and travel expenses related to an increase in the number and size of our in-progress implementations.  License and implementation gross margin increased from 59% to 68% in the nine months ended September 30, 2007 due to improvements in our implementation processes and the standardization of our software products.  License and implementation cost may vary from period to period depending on factors, including the amount of implementation services required to deploy our products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue increased $746,000 from $2.7 million for the nine months ended September 30, 2006 to $3.5 million for the nine months ended September 30, 2007, representing a 27% increase.  The increase in cost of maintenance and support revenue is primarily attributable to an increase in average support personnel in 2007.   Maintenance and support gross margins decreased from 78% to 75% for the nine months ended September 30, 2007 related to an overall increase in resources dedicated to maintenance and support projects and support personnel headcount in 2007 to provide increased levels of support to our current and future installed customer base.

Gross profit.  Gross profit increased $9.6 million from $21.6 million for the nine months ended September 30, 2006 to $31.2 million for the nine months ended September 30, 2007, representing a 45% increase.  The increase in our gross margins were attributable to the improvement in our license and implementation gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

	Three Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Selling, general and administrative	$4,606	28%	$3,476	28%	$1,130	33%
Research and development	4,329	26%	2,671	21%	1,658	62%
Total operating expenses	$8,935	54%	$6,147	49%	$2,788	45%

Selling, general and administrative.  Selling, general and administrative expenses increased $1.1 million from $3.5 million for the three months ended September 30, 2006 to $4.6 million for the three months ended

September 30, 2007, representing a 33% increase.  The increase in selling, general and administrative expenses are primarily attributable to an increase of $453,000 of selling and marketing expenses including personnel expenses, $325,000 of expenses associated with being a publicly traded company, primarily professional fees and $235,000 in stock-based compensation expenses from options issued in 2007.

Research and development.  Research and development expenses increased $1.7 million from $2.7 million for the three months ended September 30, 2006 to $4.3 million for the three months ended September 30, 2007, representing a 62% increase.  The increase in research and development expenses are principally attributable to a $1.4 million increase in compensation and benefits and related overhead expenses resulting from an increase in our product development and product management activities related to our software products and an $110,000 increase in stock-based compensation from options issued in 2007.

	Nine Months Ended September 30,
	2007		2006
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Selling, general and administrative	$11,531	26%	$10,047	31%	$1,484	15%
Research and development	12,394	28%	7,075	22%	5,319	75%
Total operating expenses	$23,925	54%	$17,122	52%	$6,803	40%

Selling, general and administrative.  Selling, general and administrative expenses increased $1.5 million from $10.0 million for the nine months ended September 30, 2006 to $11.5 million for the nine months ended September 30, 2007, representing a 15% increase.  The increase in selling, general and administrative expenses are primarily attributable to an increase of $504,000 in stock-based compensation expenses from options issued in 2007, $325,000 of expenses associated with being a publicly traded company, primarily professional fees and $208,000 of selling and marketing expenses including personnel expenses.

Research and development.  Research and development expenses increased $5.3 million from $7.1 million for the nine months ended September 30, 2006 to $12.4 million for the nine months ended September 30, 2007, representing a 75% increase.  The increase in research and development expenses are principally attributable to a $4.7 million increase in compensation and benefits and related overhead expenses resulting from an increase in our product development, product management activities related to our software products, a $270,000 increase in stock-based compensation expense from options issued in 2007 and $200,000 of third party professional fees.

Interest income/(expense):

	Three Months Ended September 30,
	2007	2006
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$506	$498	$8	2%
Interest and deferred finance costs	(411)	—	(411)	n/a
	$95	$498	$(403)	-81%

Interest income was relatively unchanged for the three months ended September 30, 2006 compared to the three months ended September 30, 2007.  Interest expense was $411,000 for the three months ended September 30, 2007 as compared to $0 for the three months ended September 30, 2006.  The increase was primarily the result of expensing $397,000 deferred financing costs resulting from the retirement of the $20 million term loan.

	Nine Months Ended September 30,
	2007	2006
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$1,101	$1,405	$(304)	-22%
Interest and deferred finance costs	(869)	—	(869)	n/a
	$232	$1,405	$(1,173)	-83%

Interest income decreased $304,000 from $1.4 million for the nine months ended September 30, 2006 to $1.1 million for the nine months ended September 30, 2007, representing a 22% decrease.  The decrease was the result of the interest earned on a smaller average cash and cash equivalent balances due to the redemption of the preferred stock in the amount of $17.3 million and the payment of a one-time cash dividend of $41.3 million to all common stockholders in March 2007. Interest expense was $869 for the nine months ended September 30, 2007 as compared to $0 for the nine months ended September 30, 2006. The increase was primarily the result of the interest on the $20.0 million term loan and the expensing $397,000 of deferred financing costs resulting from the retirement of the $20 million term loan.

Income tax provision (benefit):

	Three Months Ended September 30,
	2007	2006
(Dollars in thousands)	Amount	Amount
Effective tax rate	-19%	20%
Income tax provision	$(552)	$520

Our income tax provision decreased $1.1 million from $520,000 for the three months ended September 30, 2006 to a benefit of $552,000 for the three months ended September 30, 2007, representing a 206% decrease.  Included in our tax expense for the third quarter of 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against our deferred tax assets.  The reversal is the result of our conclusion that it is more likely than not that the associated deferred tax assets will be realized.  Without this reversal our effective tax rate would have been 20%.  Our effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits, and we expect to continue to benefit from these credits for the foreseeable future.

	Nine Months Ended September 30,
	2007	2006
(Dollars in thousands)	Amount	Amount
Effective tax rate	5%	20%
Income tax provision	$398	$1,151

Our income tax provision decreased $753,000 from $1.2 million for the nine months ended September 30, 2006 to $398,000 for the nine months ended September 30, 2007, representing a 65% decrease.  Included in our tax expense for the third quarter of 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against our deferred tax assets.  The reversal is the result of our conclusion that it is more likely than not that the associated deferred tax assets will be realized.  Without this reversal our effective tax rate would have been

20%.  Our effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits, and we expect to continue to benefit from these credits for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2007, we had $40.0 million of cash and cash equivalents and working capital of $28.1 million as compared to $42.5 million of cash and cash equivalents and $27.6 million in working capital at December 31, 2006. Historically, we have financed our operations through cash flow from operations. We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months. During July 2007, we completed our initial public offering of 5,118,750 million shares of our common stock and received net proceeds of $52.4 million which excludes additional underwriter’s cost of $3.9 million. For additional information regarding our initial public offering see Note 1 to the Notes to Condensed Consolidated Financial Statements included under Item 1 of this current report on Form 10-Q.

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Net cash provided by operating activities	$6,758	$6,430
Net cash used in investing activities	(1,656)	(749)
Net cash used in financing activities	(7,631)	(8,385)
Cash and cash equivalents (end of period)	40,012	35,786

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $6.8 million and $6.4 million for the prior year period.  This increase was primarily due to an increase in net income and stock-based compensation expenses offset by timing of cash receipts and disbursements between periods.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2007 and $0.7 million in prior year period. This increase was primarily due to an increase in the purchases of property and equipment, consisting primarily of leasehold improvements, computer hardware and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.6 million for the nine months ended September 30, 2007 and $8.4 million in the prior year period. This change was attributable primarily to the payment of dividends on common stock of $41.3 million, the redemption of redeemable preferred stock of $9.0 million, initial public offering and deferred financing costs of $1.9 million offset by $52.4 of proceeds from the initial public offering and $0.5 million of exercise stock option costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $40.0 million at September 30, 2007.  These amounts were invested primarily in money market funds.  The unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income, if any.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We raised a total of $56,306,250 in gross proceeds from the IPO, and $52,364,813 in net proceeds after deducting underwriting discounts and commissions of $3,941,437.  We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.  No direct or indirect payments of offering expenses were paid to any of our directors or officers (or their associates) or person owning ten percent or more of our equity securities or to any other affiliates.  On July 3, 2007 we used $20,066,000 of the proceeds from our IPO to retire the remaining $19,950,000 principle balance of the credit facility and related accrued interest in the amount of $116,000.

We anticipate that we will use the remaining net proceeds from the IPO for the payment of IPO related expenses and for general corporate purposes.   Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6. Exhibits.

Index to exhibits

3.1

Amended and Restated Certificate of Incorporation currently in effect (filed as Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853), as amended (the “IPO Registration Statement”).

3.2	Amended and Restated Bylaws currently in effect (filed as Exhibit 3.2.1 to the IPO Registration Statement).

4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	1997 Stock Option Plan, as amended to date, and form of stock option agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3	2007 Equity Incentive Plan and form of stock option agreement (filed as Exhibit 10.3 to the IPO Registration Statement)

10.4

Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4.1

Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (filed as Exhibit 10.4.1 to the IPO Registration Statement)

10.5

Amended and Restated Stockholders’ Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (filed as Exhibit 10.5 to the IPO Registration Statement)

10.5.1

First Amendment to Amended and Restated Stockholders’ Agreement, dated April 8, 1999, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (filed as Exhibit 10.5.1 to the IPO Registration Statement)

10.6

Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7

Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9	Redemption Agreement, dated March 26, 2007, by and among Registrant and the holders of the Company’s redeemable preferred stock (filed as Exhibit 10.9 to the IPO Registration Statement)

10.10	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (filed as Exhibit 10.10 to the IPO Registration Statement)

10.10.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (filed as Exhibit 10.10.1 to the IPO Registration Statement)

10.11	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (filed as Exhibit 10.11 to the IPO Registration Statement)

10.11.1	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (filed as Exhibit 10.11.1 to the IPO Registration Statement)

10.11.2	Amendment No. 1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (filed as Exhibit 10.11.2 to the IPO Registration Statement)

10.12	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (filed as Exhibit 10.12 to the IPO Registration Statement)

10.12.1	Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (filed as Exhibit 10.12.1 to the IPO Registration Statement)

10.12.2	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (filed as Exhibit 10.12.2 to the IPO Registration Statement)

10.12.3	Amendment No. 1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (filed as Exhibit 10.12.3 to the IPO Registration Statement)

10.13	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (filed as Exhibit 10.13 to the IPO Registration Statement)

10.13.1	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (filed as Exhibit 10.13.1 to the IPO Registration Statement)

10.14	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (filed as Exhibit 10.16 to the IPO Registration Statement)

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#             Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

Date November 2, 2007	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: November 2, 2007	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer