Form 10-K
period 2007-12-31
PROS Holdings, Inc.
filed 2008-02-22
CIK 1392972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-141884

PROS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0168604 (I.R.S. Employer Identification No.)

3100 Main Street, Suite 900
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(713) 335-5151

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐                No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒               No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a
smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐            No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $191,350,408 as of June 29, 2007 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of February 13, 2008, there were outstanding 26,140,953 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

PROS Holdings, Inc.

Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections.  Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar statements of future or forward-looking nature identify forward-looking statements.

Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf.  There can be no assurance that future results will meet expectations.  You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors.  You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), specifically all Quarterly Reports on Form 10-Q and Current reports on Form 8-K.  Information contained on our website is not part of this report.

Part I

Item 1.        Business

Overview

We are a leading provider of pricing and revenue optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. We provide professional services to configure our software products to meet the specific pricing needs of each customer.

Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction.

Industry background

Pricing is an important component of an enterprise’s business processes and financial performance. Companies in the manufacturing, distribution, services, hotel and cruise, and airline industries can face a variety of pricing problems such as unnecessary discounting and quoting prices below breakeven. We believe that improving pricing is one of the most strategic and powerful ways for companies to improve their business and financial performance.

A variety of trends are accelerating the need for better pricing. They include increasingly complex markets and business models, greater sophistication of purchasers, proliferation of pricing entities and competitive alternatives, growing quantities of enterprise data and diminishing returns from traditional enterprise applications. One element contributing to pricing problems is the limited visibility into effective prices and margins after accounting for discounts, promotions, rebates and allowances. In addition, a lack of uniform pricing and goals, an unscientific, ad-hoc approach to pricing and a lack of complete, relevant and timely data further add to the pricing problems that we believe most companies in our target industries face. We believe most companies in our target industries have yet to develop or systematically implement pricing technology solutions that can best meet business goals and generate optimal prices.

We believe the market for pricing and revenue optimization software is a large and rapidly growing opportunity that spans most major industries.

Our solution

The PROS Pricing Solution Suite is our set of integrated software products that enables enterprises in the manufacturing, distribution, services, hotel and cruise, and airline industries to apply pricing science to determine, analyze and execute optimal pricing strategies. Our software products support pricing decisions through the aggregation and analysis of extensive enterprise application data, transactional data and market information. Our PROS Pricing Solution Suite addresses three areas necessary to implement and execute an effective pricing solution:

•      Pricing analytics.    Our pricing analytics software product provides dynamic visibility into pricing data and performance across the different segments of a business. These analytics help companies understand the pocket margin and its components and locate detrimental pricing trends and underperforming segments of their businesses.

•      Pricing execution.    Our pricing execution software products help companies set and implement pricing policies throughout an enterprise and improve execution through pricing decision and negotiation support. Our execution software products allow our customers to strategically manage a large number of prices, which helps to institutionalize pricing best practices and enforce compliance with pricing policies.

•      Pricing optimization.    Our pricing optimization software products provide companies with pricing-related predictive analytics in order to optimize their pricing decision-making. Using market and company data, our optimization software products enable our customers to forecast and determine an optimal price within a given set of objectives, such as maximizing market share, revenue or profit.

Products

Our PROS Pricing Solution Suite consists of our pricing analytics, pricing execution and pricing optimization software products. The design of our PROS Pricing Solution Suite allows our customers to deploy all of the products at once or to implement our products incrementally. Our pricing analytics software product is the base product that is present in all implementations. Our pricing execution products, pricing manager and deal manager, extend the usability of the base analytics product and provide real-time transaction level optimized prices by customer and product. Our pricing optimization products help companies arrive at an optimal price by analyzing the relationships among demand, price and profit margin. By deploying multiple products, our customers can analyze their pricing trends, execute consistent pricing policies, effectively negotiate prices and optimize their prices to support organizational goals.

Our PROS Pricing Solution Suite uses our PROS Database, which includes pricing data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information. Data sources also include our customers’ enterprise applications and external market data sources. Our PROS Database uses our internally developed data loaders to import data from these data sources for access by our PROS Pricing Solution Suite. The users of our PROS Pricing Solution Suite include executives, sales and marketing personnel, pricing managers and finance personnel. Hundreds of man-years of development and science effort are contained in one common set of code, which we believe allows us to configure our software products to meet each of our customer’s unique requirements.

Pricing analytics

Our pricing analytics software product helps companies gain insight into their pricing performance, allowing them to take action to correct poor performance and take advantage of time-sensitive opportunities. Our pricing analytics software product enables our customers to:

•      determine pocket price and pocket margins by discrete metrics, such as by customer, product, channel, plant, sales territory and country;

•      understand how various price and cost elements contribute to the pocket margin;

•      identify and understand detrimental pricing trends;

•      understand the components of margin variance, including price, cost, volume, product mix and exchange rate effects;

•      understand differences in segment purchasing behavior;

•      proactively monitor pricing performance and market conditions; and

•      determine how individual customers contribute to overall revenue and profitability.

Pricing execution

Our pricing execution software products consist of the pricing manager and deal manager products.

Pricing manager.    Our pricing manager product allows companies to streamline pricing processes and institute control of pricing policies to support corporate business goals. It allows organizations to create multiple rules-based price lists and quickly modify prices or guidelines in response to changes in business conditions or strategy. Our pricing manager product enables our customers to:

•      create and manage pricing policies and rules that are aligned with corporate strategies;

•      automatically generate mass price updates when pricing inputs change, including costs, competitor prices, market indices, supply availability or demand metrics;

•      set up and manage field pricing and discounting guidelines based on pricing policies and benchmarks; and

•      manage pricing approval and exception thresholds and the pricing approval workflow to ensure consistency in the pricing process and maintain transaction histories.

Deal manager.    Our deal manager product provides pricing decision-makers with guidelines, additional context and information to negotiate better prices. Specifically, the deal manager product enables our customers to:

•      more accurately understand transaction economics including the impact of discounts, rebates, allowances, shipping terms, payment terms, replacement costs and other factors that can influence the profitability of a transaction;

•      communicate price targets, price floors and profitability guidelines to appropriate decision-makers within an organization;

•      consider important transaction context to aid in better price negotiations, including insight into customer price history and willingness-to-pay, current and planned inventory levels and recent trends in demand, supply, cost or competition; and

•      evaluate transaction scenarios and allow comparisons to previous transactions and peer group benchmarks based on relevant metrics.

Pricing optimization

Our pricing optimization software products help companies arrive at an optimal price by analyzing the relationships among demand, price and profit margin taking into account operational and financial constraints. Our pricing optimization software products use advanced statistical techniques to determine optimal prices consistent with pricing strategies. These products utilize optimization and forecasting engines to solve many distinct pricing problems. Our pricing optimization software products enable our customers to:

•      analyze and understand factors that influence demand in conjunction with price;

•      understand customer or segment price elasticities and customer indifferences or cluster customers into segments based on purchasing behavior;

•      construct and execute price testing to systematically manage and evaluate results of price changes;

•      forecast demand and response to demand using a library of forecasting algorithms that support a vast number of business scenarios and that consider relevant variables; and

•      run optimization algorithms and apply appropriate methodology to recommend optimized prices or other business controls.

Technology

Software architecture.    Our software architecture is based on open standards such as Java, XML and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports evolution and innovation in technologies and product features.

Optimization.    We have developed robust science-based forecasting and optimization engines, leveraging the deep expertise and research of our science and research group. These engines are industry-independent and are validated using our internally-developed verification and testing processes.

Configuration vs. customization.    Rather than developing custom code for each customer, our PROS Pricing Solution Suite can be configured to meet each customer’s business needs. The configuration capabilities include defining user workflows, executive dashboards, analytic views, approval processes, alerts and data, including hierarchical dimensions and measures.

Performance and scalability.    Our solutions operate in some of the largest and most demanding enterprise environments. The scalability of our technology has been tested at leading vendor benchmark performance centers, which validated the ability of our software products to scale to large data volumes and high request rates. For example, in one implementation of our real-time pricing execution product, our software products handled over 300 requests per second with 250 millisecond average response times. Another implementation of our pricing execution product handles 750 concurrent users. Also, an implementation of our pricing optimization product refreshes and maintains a data set with over one billion forecast entries and 150 million optimization results.

Data integration.    The data needed to execute pricing and revenue optimization functionality typically resides in a company’s ERP, SCM and CRM systems, industry-specific transaction systems, office productivity tools such as spreadsheets and external market data sources. Rarely can the data needed to formulate and execute optimal pricing strategies be found in a single data source within a company. Our data integration capabilities utilize web services and file-based data interfacing to bring data from these disparate sources together into a single cohesive database to support our PROS Pricing Solution Suite. Our data integration capabilities allow us to quickly deploy our solutions to our customers.

User interface.    Our technology provides a rich, browser-based interface that supports local and remote users. The user interface supports a wide variety of highly interactive charts and other data views and provides a comprehensive data security model based on user roles and scope of responsibility.

Platform support.    Our software products run on most standard information technology platforms including Microsoft SQL Server and Oracle databases, 32-bit and 64-bit processors from HP, SUN, Intel, AMD and IBM, and the HP-UX, Solaris, Linux, Windows and AIX operating systems.

Science and research

We believe that our long-term investment in pricing science differentiates us from our competitors.  As our customers realize value from our pricing software products, we believe that they will seek to address more complex pricing problems through the use of our products.

We employ 29 scientists, of which 16 are PhDs, all of whom are dedicated to the advancement of pricing and revenue optimization technology and its implementation in our software products. These scientists have specialties including operations research, management science, statistics, econometrics and computational methods. PROS also has a Science Advisory Council, which is comprised of faculty from major research universities to advise on the development of pricing science in our software products.  Our scientists regularly interact with our customers, and our product development, sales and marketing, and professional services staff, to keep our science efforts relevant to real-world demands.

Services

Pricing and implementation professional services

Our pricing services personnel are responsible for planning the implementations of our software products and our implementation services personnel are responsible for the configuration and the technical deployment of our software products.  We have extensive experience implementing our software products in global enterprises across multiple industries, and we have developed a standardized and tested implementation process.  Our pricing professional services include analyzing a customer’s current pricing processes, identifying specific high-value pricing needs and relevant pricing data and configuring our software products to the customer’s specific business.  Our implementation professional services include implementing our software products to configuration specifications, assisting customers in loading and validating pricing data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.

Customer support

After our software products are installed and training is complete, our customer support personnel provide ongoing support and maintenance of our software products.  We provide customer support on a centralized basis from our headquarters in Houston, Texas.  Our customer support personnel are responsible for providing product support for our customers through our SupportWeb Portal, a web-based interface for submitting and tracking issues, distributing software releases and bug fixes and hosting our knowledge base.  In addition, our customer support personnel respond to customer issues promptly using an escalation process that prioritizes reported issues based on a defined set of severity levels and assist customers in deploying our standard releases for each software product by providing release web seminars and documentation.

Customers

We provide our software products to customers in the manufacturing, distribution, services, hotel and cruise, and airline industries. Our customers are generally large global enterprises, although we have customers that are smaller.  All of our customers have over $200 million in revenue, and over half of our customers have over $1.0 billion in revenue.  Approximately 63% of our total revenue came from customers outside the United States for the years ended December 31, 2007 and 2006 and approximately 60% of our total revenue came from customers outside the United States for the year ended December 31, 2005.  In 2007 and 2006, we had no single customer that accounted for 10% or more of revenue.

Sales and marketing

We sell and market our software products primarily through our direct sales force from our headquarters in Houston, Texas.  Our sales force is organized by our target markets of manufacturing, distribution, services, hotel and cruise, and airline and is responsible for the worldwide sale of our products to new customers.  Our sales force works in concert with our professional services personnel for selling and product demonstrations to new customers.  Sales to our existing customers are the responsibility of our professional services personnel.

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of PROS and our pricing and revenue optimization software products.  We host a conference for pricing and revenue optimization professionals, host informational web seminars and we participate in and sponsor other industry conferences.

Competition

The market for price and revenue optimization solutions is competitive, fragmented and rapidly evolving. We believe the following factors are the principal basis of competition in the pricing and revenue optimization software market:

•      ability to offer integrated high-value solutions;

•      pricing focus and domain expertise;

•      organizational change management expertise;

•      product architecture, functionality, performance, reliability and scalability;

•      breadth and depth of product offerings;

•      time to value for the customer;

•      services organization and customer support;

•      existing enterprise relationships;

•      large and referenceable customer base;

•      vendor viability; and

•      price.

We compete with a number of larger and smaller companies and in the future we expect competition will increase as companies come into this space.  We believe we are able to compete successfully with these vendors due to our long history of providing pricing and revenue optimization software products, the scope of our offerings and the flexibility and scalability of our architecture.

There are also several large enterprise application providers, such as JDA Software, Oracle and SAP that have developed offerings that include pricing and revenue optimization functionality. JDA Software and Oracle entered the market primarily through their acquisitions of Manugistics and Siebel Systems, respectively, and SAP resells Vendavo’s products. We believe these vendors do not provide all of the pricing and revenue optimization functionality needed to support a pricing-focused organization. These vendors may seek to compete on price by bundling their pricing and revenue optimization applications with other enterprise applications. We distinguish ourselves from these vendors with the breadth and depth of the functionality of our products.

In addition, there are a number of vendors that provide pricing and revenue optimization software for specific industries. In the hotel industry, we compete with IDeaS and Easy RMS, and in the airline industry, we compete with Sabre Airline Solutions and Lufthansa Systems. One industry in which we do not compete is retail, where vendors include DemandTec, JDA Software, Oracle and SAP. Oracle and SAP entered this retail market through their acquisitions of ProfitLogic and Khimetrics, respectively.

Our products also compete with solutions developed internally by businesses. These businesses rely upon a combination of manual processes, external consultants, spreadsheets or internally developed software tools to conduct pricing activities.

Intellectual property

                Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information.  Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection.

Research and development

Our research and development program involves creating new products and modifying existing products to add new functionality and meet other market demands.  Our research and development expenses include costs associated with our product management, product development and science and research groups.  Our research and development expenses were $16.8 million, $10.3 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

As of December 31, 2007, we had 342 full-time personnel which include 323 employees and 19 independent contractors.  None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.  We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

Where you can find additional information

                Our website address is www.prospricing.com.  We make available free of charge through our website our annual reports on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  In addition, you may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at the public reference room of the Securities and Exchange Commission located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee by writing to the Securities and Exchange Commission. You may call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including our registration statement, will also be available to you on the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

Item 1A.     Risk factors

We operate in a dynamic environment that involves numerous risks and uncertainties.  The following section describes some of the risks that may adversely affect our business, financial condition or results of operations; these are not necessarily listed in terms of their importance or level of risk.

Risks relating to our business and industry

We focus exclusively on the pricing and revenue optimization software market, and if this market develops more slowly than we expect, our business will be harmed.

We derive, and expect to continue to derive, all of our revenue from providing pricing and revenue optimization software products, implementation services and ongoing customer support.  The pricing and revenue optimization software market is relatively new and still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance.  Our success will depend on the willingness of businesses in the manufacturing, distribution, services, hotel and cruise, and airline industries to implement pricing and revenue optimization software.

Some businesses may be reluctant or unwilling to implement pricing and revenue optimization software for a number of reasons, including failure to understand the potential returns of improving their pricing processes and lack of knowledge about the potential benefits that such software may provide. Even if businesses recognize the need for improved pricing processes, they may not select our pricing and revenue optimization software products because they previously have made investments in internally developed pricing and revenue optimization solutions. Some businesses may elect to improve their pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address one or more functional areas other than pricing. These enterprise solutions may appeal to customers that wish to limit the number of software vendors on which they rely and the number of different types of solutions used to run their businesses.

If businesses do not perceive the benefits of pricing and revenue optimization software, the pricing and revenue optimization software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results.  Because the pricing and revenue optimization software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Any downturn in sales to our target markets of manufacturing, distribution, services, hotel and cruise, and airline would adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software products to customers in the manufacturing, distribution, services, hotel and cruise, and airline industries.  If we are unable to market and sell our software products effectively to customers in these industries, we may not be able to grow our business.  It is uncertain whether our software products will achieve and sustain the levels of demand and market acceptance that we anticipate.  Such uncertainty is attributable to, among other factors, the following:

•                  the possibility that it may be more difficult than we currently anticipate to implement our software products in our target industries;

•                  the possibility that it may be more difficult than we currently anticipate to increase our customer base in our target industries;

•                  the possibility that it may take more time to train our personnel in the implementation of our software products in our target industries; and

•                  our limited experience implementing our software products in certain of our target industries.

Revenue from customers in the airline industry accounted for 43%, 44% and 52% of our total revenue in 2007, 2006, and 2005, respectively.  Our revenue growth has been derived principally from customers in the manufacturing, distribution, services and hotel and cruise industries, where our products have recently begun to achieve market acceptance.  Our revenue growth is highly dependent upon continued growth of market acceptance in all of these industries, and there is no assurance our products will achieve or sustain widespread acceptance among these potential customers. Failure to expand market acceptance of our products in the manufacturing, distribution, services and hotel and cruise industries or to maintain sales in the airline industry would adversely affect our operating results and financial condition.

Our software products require implementation projects that are subject to significant risks and delays, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.

The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control.  For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customes’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers and us.  If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. We recognize our license and implementation revenues as implementation services are performed.  Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results.  If an implementation project for a large customer is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.

Our revenue recognition is primarily based upon our ability to estimate the efforts required to complete our implementation projects, which may be difficult to estimate.

We generally recognize revenue from our software licenses and implementation services over the period during which such services are performed using the percentage-of-completion method.  The length of this period depends on the number of licensed software products and the scope and complexity of the customer’s deployment requirements.  Under the percentage-of-completion method, the revenue we recognize during a reporting period is based on the percentage of man-days incurred during the reporting period as compared to the estimated total man-days required to implement our software products.  If we are unable to accurately estimate the overall total man-days required to implement our software products, such inaccuracies could have a material effect on the timing of our revenue.  Any change in the timing of revenue recognition as a result of inaccurate estimates could adversely impact our quarterly or annual operating results.

Failure to sustain our historical maintenance and support renewal rates and pricing would adversely affect our operating result.

Maintenance and support agreements are typically for a term of one to two years.  Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 30%, 36% and 43% of our total revenue in 2007, 2006 and 2005, respectively.  If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

We might not be able to manage our future growth efficiently or profitably.

We experienced significant growth in 2006 and 2007 and are planning for this growth trend to continue. In response to such growth, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls.  There is no assurance that our infrastructure will be sufficiently scalable to manage our growth. For example, our anticipated growth may result in a significant increase in demand for our implementation personnel to implement our solutions.  If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, there is no guarantee such personnel will be as highly qualified as our existing personnel.  As a result, certain implementations of our solution may not meet our customers’ expectations and our reputation could be harmed and our business and operating results adversely affected.  Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion.  Further, to the extent we invest in additional resources to support further growth and growth in our revenue does not ensue, our operating results would be adversely affected.  Our inability to manage our growth could harm our business.

We might not generate increased business from our current customers, which could limit our revenue in the future.

We sell our software products to both new customers and existing customers. Many of our existing customers initially purchase our software products for a specific business segment or a specific geographic location within their organization and later purchase additional software products for the same or other business segments and geographic locations within their organization.  These customers might not choose to make additional purchases of our software products or to expand their existing software products to other business segments.  In addition, as we deploy new applications and features for our software products or introduce new software products, our current customers could choose not to purchase these new offerings.  If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

We are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and cause our revenue and operating income to decline in the future.

Our sales cycle may take several months to over a year.  During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result.  The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control.  These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business.  Any lengthening of the sales cycle could delay our recognition of revenue and could cause us to expend more resources than anticipated. If we are unsuccessful in closing sales or if we experience delays, it could have an adverse effect on our operating results.

If our cost estimates for fixed-fee arrangements do not accurately anticipate the cost and complexity of implementing our software products, our profitability could be reduced and we could experience losses on these arrangements.

Substantially all of our license and implementation arrangements are priced on a fixed-fee basis. If we underestimate the amount of effort required to implement our software products, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we would incur a loss on the arrangement.

Our revenue recognition policy may cause any decreases in sales not to be reflected in our revenue immediately.

The period over which we recognize license and implementation revenue for an implementation depends on the number of licensed software products and the scope and complexity of the customer’s deployment requirements and ranges from six months to several years. As a result, a substantial majority of our revenue is recognized on arrangements that were executed in previous periods. Any shortfall in new sales of our software products may not be reflected in our revenue for several quarters, and as such the adverse impact on our business may not be readily apparent.

If Congress fails to reinstate the general business tax credit on similar terms as previous years, our results of operations could be adversely affected.

Our historical results of operations have benefited from the tax credit incentives under the U.S. research and experimentation (“R&E”) tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business.  In December 2007, Congress recessed without reinstating the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times; however, if the tax credit is not reinstated this will increase our effective tax rate. For the year ended December 31, 2007 our effective tax rate was approximately 20% excluding the impact of the reversal of a valuation allowance.  If the tax credit is not reinstated during 2008;  PROS will have to record its Federal income tax provision at a higher than historical tax rate which could adversely affect our results of operations.

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.

In addition, we are required to maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to report on, the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

Competition from vendors of pricing solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software products and could result in pressure to price our software products in a manner that reduces our margins and harms our operating results.

The pricing and revenue optimization software market is competitive, fragmented and rapidly evolving. Our software products compete with solutions developed internally by businesses as well as solutions offered by competitors. Our principal competition consists of:

•                  pricing and revenue optimization software vendors, including a number of vendors that provide pricing and revenue optimization software for specific industries; and

•                  large enterprise application providers that have developed offerings that include pricing and revenue optimization functionality.

We expect additional competition from other established and emerging companies to the extent the pricing and revenue optimization software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company.  Many of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have.  In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and to devote greater resources to the development, promotion and sale of their products than we can.

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us.  Businesses may continue to enhance their internally developed solutions, rather than investing in commercially-available solutions such as ours.  Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive.  In addition, if these competitors develop products with similar or superior functionality to our products, or if they offer products with similar functionality at a substantially lower price than our products, we may need to decrease the prices for our products in order to remain competitive.  If we are unable to maintain our current product, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.

If we fail to develop or acquire new pricing and revenue optimization functionality to enhance our existing software products, we will not be able to achieve our anticipated level of growth.

The pricing and revenue optimization software market is characterized by:

•                  rapid technological developments;

•                  newly emerging and changing customer requirements; and

•                  frequent product introductions, updates and functional enhancements.

We must introduce new pricing and revenue optimization functionality that enhances our existing software products in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of pricing and revenue optimization software generally and of our software products in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe our competitors are heavily investing in research and development, and they may develop and market new solutions that will compete with, and may reduce the demand for, our software products.  We cannot assure you that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands.  In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality.  If we are unable to develop or acquire new functionality, enhance our existing software products or adapt to changing industry requirements to meet market demand, we may not be able to achieve our anticipated level of growth and our revenue and operating results would be adversely affected.

In addition, because our software products are intended to operate on a variety of technology platforms, we must continue to modify and enhance our software products to keep pace with changes in these platforms. Any inability of our software products to operate effectively with existing or future platforms could reduce the demand for our software products, result in customer dissatisfaction and limit our revenue.

Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our pricing and revenue optimization software products are complex and may contain undetected defects or errors. Several of our products have recently been developed and may therefore be more likely to contain undetected defects or errors.  In addition, we frequently develop enhancements to our software products that may contain defects.  We have not suffered significant harm from any defects or errors to date, but we have found defects in our software products from time to time.  We may discover additional defects in the future, and such defects could be material.  We may not be able to detect and correct defects or errors before the final implementation of our software products.  Consequently, we or our customers may discover defects or errors after our software products have been implemented.  We have in the past issued, and may in the future need to issue, corrective releases of our products to correct defects or errors.  The occurrence of any defects or errors could result in:

•                  lost or delayed market acceptance and sales of our software products;

•                  delays in payment to us by customers;

•                  injury to our reputation;

•                  diversion of our resources;

•                  legal claims, including product liability claims, against us;

•                  increased maintenance and support expenses; and

•                  increased insurance costs.

Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our software products and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims.  Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims.  Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms.  In addition, the insurer may deny coverage on any future claim.  The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results.  Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our future success depends upon the continued service of our executive officers and other key sales, development, science and professional services staff.  The loss of the services of our executive officers and other key personnel would harm our operations.  In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. In particular, given the highly sophisticated pricing science included in our products, the pool of scientists and software developers qualified to work on our products is limited.  In addition, the implementation of our software products requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging.  Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we do.  If we fail to retain our key personnel and attract new personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software products.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute.  Pricing and revenue optimization solutions may become increasingly subject to infringement claims as the number of commercially available pricing and revenue optimization solutions increases and the functionality of these solutions overlaps.  Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence.  Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

•                  incur substantial expenses and expend significant management efforts to defend such claims;

•                  pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights;

•                  cease making, licensing or using products that are alleged to incorporate the intellectual property of others;

•                  distract management and other key personnel from performing their duties for us;

•                  enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•                  expend additional development resources to redesign our products.

Any license required as a result of litigation under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively develop or market our products, which could limit our ability to generate revenue or maintain profitability.

We may also be required to indemnify our customers for their use of the intellectual property associated with our current product suite or for other third-party products that are incorporated into our solutions and that infringe the intellectual property rights of others.  If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to compensate our customers under the contractual arrangement with the customers.  Some of our intellectual property indemnification obligations are contractually capped at a very high amount or not capped at all.

If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

Our success will depend in part on our ability to protect our proprietary methodologies and intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. We cannot, however, be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property, or the development and marketing of similar and competing products and services by third parties.

We rely, in some circumstances, on trade secrets to protect our technology. Trade secrets, however, are difficult to protect. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, and in such cases, we could not assert such trade secret rights against such parties. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, customers, scientific advisors and other contractors.  These agreements may be breached, and we may not have adequate remedies for any breach.  To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

As of the date of this filing, we have two issued U.S. patents and three pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations.  The standards that the United States Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change.  Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others.  If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

Patent applications in the U.S. are typically not published until 18 months after filing, or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to obtain adequate patent protection.

In addition, despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable. As such, even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have a right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing or practicing our potentially patented products. As a result, we may be required to obtain licenses under these third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to make and sell our software products and competitors would be more easily able to compete with us.

We use open source software in our products that may subject our software products to general release or require us to re-engineer our products, which may cause harm to our business.

We use open source software in our products and may use more open source software in the future.  From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products.  As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software.  Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use.  If we combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products.  In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software.  In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.  If we were found to have inappropriately used open source software, we may be required to re-engineer our products, to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

We utilize third-party software that we incorporate into our software products, and impaired relations with these third parties, defects in third-party software or a third party’s inability or failure to enhance their software over time could adversely affect our operating performance and financial condition.

We incorporate and include third-party software into our software products. If our relations with any of these third parties are impaired, or if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

Deterioration of general economic conditions could adversely affect our sales and operating results.

We believe the implementation of our software products, which is often accompanied by hardware purchases and other capital commitments, involves significant capital expenditure by our customers.  As a result, customers are likely to reduce or defer their spending on technology in the event of economic instability or downturn.  In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services.  Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

New accounting standards or interpretations of existing accounting standards, including those related to revenue recognition, could adversely affect our operating results.

Accounting Principles Generally Accepted (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and

various bodies formed to promulgate and interpret appropriate accounting principles. A change in principles or interpretations, in particular those related to revenue recognition, could have an adverse effect on our reported financial results.

Our international sales subject us to risks that may adversely affect our operating results.

Over the last several years, we derived a significant portion of our revenue from customers outside the United States.  In 2007, 2006, and 2005, approximately 63%, 63% and 60% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our products. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

•                  economic conditions in various parts of the world;

•                  unexpected changes in regulatory requirements;

•                  less protection for intellectual property rights in some countries;

•                  new and different sources of competition;

•                  multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•                  if we were to establish international offices, the difficulty of managing and staffing such international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•                  difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•                  if contracts become denominated in local currency, fluctuations in exchange rates; and

•                  tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.

If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations.  Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

We currently do not have any agreements with respect to any acquisitions, but in the future we may pursue acquisitions of businesses, technologies and products that we intend to complement our existing business, products and technologies.  We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction.  Acquisitions are typically accompanied by a number of risks, including:

•                  difficulties in integrating the operations and personnel of the acquired companies;

•                  difficulties in maintaining acceptable standards, controls, procedures and policies;

•                  potential disruption of ongoing business and distraction of management;

•                  inability to maintain relationships with customers of the acquired business;

•                  impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•                  difficulties in incorporating acquired technology and rights into our products and services;

•                  unexpected expenses resulting from the acquisition; and

•                  potential unknown liabilities associated with acquired businesses.

In addition, acquisitions may result in the incurrence of debt, restructuring charges and write-offs, such as write-offs of acquired in-process research and development. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.  To the extent we finance future acquisitions with debt, such debt could include financial or operational covenants that restrict our business operations.

We may enter into negotiations for acquisitions that are not ultimately consummated.  Those negotiations could result in diversion of management time and significant out-of-pocket costs.  If we fail to evaluate and execute acquisitions successfully, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Houston, Texas.

Our headquarters are located in Houston, Texas, from which we base our operations.  Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes, could disrupt our operations.  Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage.  For example, even a temporary disruption to our business operations may create a negative perception in the marketplace. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the foreseeable future.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Form 10-K.  In addition, we may require additional financing to fund the purchase price of future acquisitions.  Additional financing may not be available on terms favorable to us, or at all.  Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock.  Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock.  Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

Risks relating to ownership of our common stock

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile, in part because our shares have only recently been traded publicly.  Volatility could make it difficult to trade shares of our common stock at predictable prices or times.

Many factors could cause the market price of our common stock to be volatile, including the following:

•                  variations in our quarterly or annual operating results;

•                  decreases in market valuations of comparable companies;

•                  fluctuations in stock market prices and volumes;

•                  decreases in financial estimates by equity research analysts;

•                  announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•                  departure of key personnel;

•                  changes in governmental regulations and standards affecting the software industry and our products;

•                  sales of common stock or other securities by us in the future;

•                  damages, settlements, legal fees and other costs related to litigation, claims and other contingencies; and

•                  other risks described elsewhere in this section.

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities.  If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations.  All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment.

Shares of our common stock are relatively illiquid

Our common stock is thinly traded and we have a relatively small public float.  Our common stock may be less liquid than the stock of companies with a broader public ownership.  In addition, trading of a large volume of our common stock may also have a significant impact on its trading price.

If equity research analysts cease to publish research or reports about us or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business.  The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business.

Anti-takeover provisions in our Certificate of Incorporation and Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our Certificate of Incorporation and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions include the following:

•                  the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•                  a prohibition on actions by written consent of our stockholders;

•                  the elimination of the right of stockholders to call a special meeting of stockholders;

•                  a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•                  a requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation; and

•                  the ability of our board of directors to issue preferred stock without stockholder approval.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.  Although we believe these provisions collectively provide for an opportunity to obtain higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock in the foreseeable future.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes.  Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.  Investors seeking cash dividends should not purchase our common stock.

Item 1B.     Unresolved staff comments

                None.

Item 2.        Properties

We lease approximately 73,200 square feet of office space for our headquarters in Houston, Texas. This lease expires in July 2011. In addition, we lease approximately 4,300 square feet in Austin, Texas.  This lease expires June 2009.  We may add new facilities and expand our existing facility as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.        Legal proceedings

In the ordinary course of our business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation.  We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, no reserve will be recorded. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

Based on our review of the latest information available, we believe our ultimate liability, if any, in connection with any current contract and other negotiations or pending or threatened legal proceedings, claims and litigation will not have a material effect on our financial statements.

Item 4.        Submission of matters to a vote of security holders

                No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

Part II

Item 5.                       Market for registrant’s common equity, related stockholders matters and issuer purchases of equity securities

Market information and dividends

                Our common stock began trading on the NYSE under symbol “PRO” on June 28, 2007.  The following table sets forth the high and low prices for shares of our common stock, as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
For the Year Ended December 31, 2007	Low	High

Second Quarter (commencing June 28, 2007)	$11.32	$13.64
Third Quarter	$10.40	$14.69
Fourth Quarter	$12.02	$20.71

On February 13, 2008  there were 141 stockholders of record of our common stock.  On March 29, 2007, the Company paid a one-time cash dividend on its common stock of $2.00 per share, totaling $41.3 million.  We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business.  Accordingly, we do no anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Use of proceeds

Initial public offering.  In July 2007, the Company completed its initial public offering of common stock (the “IPO”) in which the Company sold and issued 5,118,750 shares of common stock and selling stockholders sold an additional 1,706,250 shares of common stock.  As a result of the company’s IPO in July 2007, the Company raised a total of $56.3 million in gross proceeds, and $52.4 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million.  The company used $20.1 million of the proceeds to retire the remaining $20.0 million principal balance of the credit facility and related accrued interest totaling $0.1 million.  The remaining $32.3 million of proceeds was invested in short and intermediate-term interest bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Follow on offering.  In December 2007, the Company completed a follow on offering of 5,000,000 shares of common stock in which the Company sold and issued 65,000 shares of common stock and selling stockholders sold an additional 4,935,000 shares of common stock.  The follow on offering generated gross proceeds of $1.0 million.  The company used the gross proceeds to pay offering cost of approximately $0.4 million and the remaining $0.6 was used for general company purposes.

For additional information on the IPO and the follow on offering, see Note 6 of the Notes to Consolidated Financial Statements.

Sales of unregistered securities

There were no sales of unregistered equity securities during 2007.

Issuer purchase of equity securities

        We did not repurchase any of our units during 2007.

Item 6.                       Selected financial data

                The following selected consolidated financial data presented under the captions Selected Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2007 are derived from the Consolidated Financial Statements of PROS Holdings, Inc.  The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and result of operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report.  As presented in the table, amounts are in thousands (except per share data).

PROS Holdings, Inc.

Condensed Consolidated Statements of Income

	For the Year Ended December 31,
Selected statement of operations data:	2007	2006	2005	2004	2003
Total revenue	$62,079	$46,027	$35,130	$32,446	$30,458
Gross profit	44,135	30,422	21,749	19,057	16,736
Income from operations	11,006	6,829	3,339	3,826	1,883
Net income	10,517	7,025	3,440	3,656	1,680
Accretion of preferred stock	(82)	(460)	(852)	(1,256)	(1,278)
Net earnings attributable to common stockholders	$10,435	$6,565	$2,587	$2,400	$402

Net earnings attributable to common stockholders per share:
Basic	$0.45	$0.33	$0.19	$0.24	$0.05
Diluted	$0.45	$0.32	$0.16	$0.19	$0.05

Weighted average number of shares
Basic	23,026	19,649	13,891	9,822	8,165
Diluted	23,434	20,604	20,012	19,618	17,979

	December 31,
Balance sheet data:	2007	2006	2005	2004	2003
Cash and cash equivalents	$44,378	$42,540	$38,490	$32,314	$26,846
Working capital	33,918	27,575	27,079	22,218	18,465
Total assets	68,980	63,046	50,290	45,373	34,112
Redeemable preferred stock	—	17,283	25,269	—	—
Convertible redeemable preferred stock	—	—	—	31,913	30,656
Total stockholders’ equity (deficit)	$33,688	$10,677	$4,044	$(6,057)	$(8,462)

Item 7.                       Management’s discussion and analysis of financial condition and results of operations

Overview

We are a leading provider of pricing and revenue optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. We provide professional services to configure our software products to meet the specific pricing needs of each customer.

Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction.

We recorded revenue of $62.1 million, $46.0 million and $35.1 million for the years ended December 31, 2007, 2006, and 2005, respectively, and have achieved nine consecutive years of profitability.  Approximately 63% of our total revenue came from customers outside the United States for the years ended December 31, 2007 and 2006 and approximately 60% of our total revenue came from customers outside the United States for the year ended December 31, 2005.

We recognize the substantial majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software. Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products. As a result of our revenue recognition policy, revenue from license arrangements are recognized over the implementation period, which typically ranges from six months to several years.

Our revenue recognition policy provides visibility into a significant portion of our future revenue, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. We do not recognize a material portion of our license revenue, if any, upon our signing a new license agreement with a customer. Our revenue recognition only begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter because we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except to the extent we provide implementation services during the period.

Background

We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry. In 1998, we raised $25.0 million by issuing convertible preferred stock to individual investors and to funds affiliated with TA Associates and JMI Equity. Mr. Albert E. Winemiller, our President and Chief Executive Officer, joined us in 1999, and Mr. Charles H. Murphy, our Executive Vice President and Chief Financial Officer, joined us in 1998.

In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and revenue optimization functionality. We expanded our focus beyond the airline industry to include other industries that we believed to have a need for advanced pricing solutions. Our efforts toward diversification of products and customers intensified following September 11, 2001 as a result of the ensuing challenges faced by many airlines following those events. Despite the events of September 11, 2001 and the resulting decline in our revenue, we remained profitable as we sought additional ways to grow our business, and we have had nine consecutive years of profitability.

Our future revenue growth and profitability will depend on the continued acceptance of our pricing and revenue optimization software products, further penetration of our target industries and the increased adoption of pricing and revenue optimization software generally.

In July 2007, we completed our IPO of our common stock in which we sold and issued 5,118,750 shares of common stock and the selling stockholders sold an additional 1,706,250 shares of common stock.  As a result of the IPO, we raised $56.3 million in gross proceeds, before deducting underwriters discounts and commission of $3.9 million and offering costs of $1.8 million.  In addition, in December 2007, we completed a follow on offering of 5,000,000 shares of our common stock in which we sold and issued 65,000 shares of common stock and the selling stockholders sold an additional 4,935,000 shares of common stock.  As a result of the follow on offering, we raised $1.0 million in gross proceeds before deducting offering costs of $0.4 million.  For additional information about these offerings, please see Note 6 of the Notes to Consolidated Financial Statements.

Trends

We have noted several trends that we believe are significant to understand our financial results and condition.

•                                          Growth in our market. We believe the market demand for pricing and revenue optimization software is increasing and therefore, if we are able to capitalize on this growing market, our revenues will increase. If the market for pricing and revenue optimization software does not develop as we expect, our revenue and operating results would be adversely affected.

•                                          Growth in revenues from non-airline industries. Historically, a substantial portion of our revenue has come from the airline industry. However, as we began to diversify our product offering, we saw our revenue growth driven by increases in sales to non-airline industry customers. We expect the percentage of our revenue from the airline industry to continue to decrease over time although revenue from the airline industry may remain flat or grow in absolute dollars. We continue to expand our product offerings in the manufacturing, distribution, services and hotel and cruise industries, which we believe have the need for advanced pricing and revenue optimization software. We believe that, in the future, a proportionately larger share of our revenue will come from these industries compared to our revenues from the airline industry.

Discussion of consolidated financial information

Revenue

We derive our revenue from license fees, implementation services and maintenance and support services. Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We consider our implementation services essential to our customers’ usability of our licensed software products, and therefore we recognize revenue from perpetual software license and implementation services together as the services are performed. For certain of our arrangements, we engage an independent contractor to assist in the implementation. We recognize revenue from these engagements net of the fees owed to the independent contractor.

License and implementation revenue.  We derive the substantial majority of our license and implementation revenue from the sale of perpetual licenses for our software products and related implementation services. Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed on a percentage-of-completion basis.

We also recognize revenue from the sale of a limited number of fixed-term licenses, which have terms ranging from three months to five years, and related implementation services. In 2007, license and implementation revenue from fixed-term licenses represented approximately 5.2% of our total revenue. Revenue from fixed-term licenses, which includes maintenance and support during the license period, are recognized ratably over the license term.

In addition, the Company also licenses software products through subscriptions.  Similar to fixed term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Revenue from subscriptions, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 6.6% of total revenue for the year ended December 31, 2007.  Maintenance revenue from subscriptions, which is stated separately in the agreement and is recognized in accordance with the terms of the agreements, is included in maintenance revenue in the Consolidated Statements of Operations, representing approximately 1.5% of total revenues for the year ended December 31, 2007.

Maintenance and support revenue.  We generate maintenance and support revenue from the sale of maintenance and support services for our software products. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Maintenance and support renewals by customers have been substantially high.

Revenue distribution

Our revenue is geographically dispersed as we sell our solutions to a global customer base. We do not believe there are significant trends or uncertainties among our customers based on geography, and the percentages of revenue among geographic areas fluctuate from year to year.  The substantial majority of our customer arrangements are denominated in U.S. dollars.  For the year ended December 31, 2007, 37% of our revenue was from the United States.  We believe that we have diversified, both geographically and across industries.

Cost of revenue

Cost of license and implementation revenue.  Cost of license and implementation revenue includes those costs related to the implementation of our solutions. Cost of license and implementation revenue consists of (a) compensation and benefits related to personnel providing professional services, (b) billable and non-billable travel, lodging and other out-of-pocket expenses and (c) facilities and other overhead costs. Since 2003, we have seen improvement in our license and implementation gross margin as a result of improvements in our implementation processes and the standardization of our software products. License and implementation costs may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue includes those costs related to post-contract support on our deployed solutions. Cost of maintenance and support revenue consists of (a) compensation and benefits related to personnel providing customer support and (b) facilities and other overhead costs. Maintenance and support gross margin decreased during 2007 as a result of an increased investment in our infrastructure to support our growing installed customer base.

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

Research and development.  Research and development expenses consist of (a) compensation and benefits of software developers, scientists and product managers working on the development of our new products, enhancements of existing products, scientific research, quality assurance and testing and (b) facilities and other related overhead. We expense all of our research and development costs as incurred, and we expect to continue to do so in the foreseeable future.

Income taxes

We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2007, our deferred tax assets consisted primarily of temporary differences related to the timing of deductions for federal income tax and financial reporting purposes and the deferral of revenue on subscription contracts for financial reporting purposes. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Our effective tax rates for the years ended December 31, 2007, 2006 and 2005 were 11%, 20% and 22% respectively.  In the third quarter of 2007, we recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on our Research & Experimentation (“R&E”) tax credit carryforwards. This reversal was the result of our determination during the third quarter that it was more likely than not that our R&E tax credit carryforwards would be utilized. Without this reversal, our effective tax rate would have been 20%.

Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In December 2007, Congress recessed without reinstating the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the R&E tax credit is reinstated, PROS will record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.

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

Redemption of preferred stock

In June 1998, we raised $25.0 million by issuing convertible preferred stock. In August 2005, the holders of our convertible preferred stock elected to convert the convertible preferred stock into 9,750,000 shares of common stock and 3,921,312 shares of redeemable preferred stock. In August 2006, we redeemed 1,294,030 shares of our redeemable preferred stock for $8.4 million. In March 2007, we redeemed the remaining 2,627,282 shares of redeemable preferred stock for $17.4 million.

Common stock dividend

In March 2007, we paid a one-time cash dividend of $41.3 million to our holders of common stock. We do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future.

Critical accounting policies and estimates

We prepare our Consolidated Financial Statements in accordance with GAAP.  We make estimates and assumptions in the preparation of our Consolidated Financial Statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities. Numerous internal and external factors can affect estimates.  Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our Audit Committee.

We believe the critical accounting policies listed below affect significant judgment and estimates used in the preparation of our Consolidated Financial Statements.

Revenue recognition

License and implementation.  We consider our implementation services essential to our customers’ usability of our licensed software products, and therefore, we recognize revenue from perpetual software licenses and implementation services together as the services are performed. We do so using the percentage-of-completion method in accordance with the provisions contained within American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage-of-completion is measured as the total number of man-days expended on an implementation of our software products during a reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation.  The period over which we recognize license and implementation revenue depends on the number of licensed software products and the scope and complexity of the implementation requirements.  Our revenue recognition period for an arrangement generally ranges from six months to several years.

Maintenance and support.  Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Once an implementation is completed, maintenance and support revenue is recognized ratably over the term of the maintenance and support arrangement.

Allowance for doubtful accounts

In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices. To do so, we must make estimates of the collectability of accounts receivable.  We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable.  We also analyze accounts receivable and historical bad debt experience, customer creditworthiness, changes in our customer payment history and industry concentration on an aggregate basis when evaluating the adequacy of the allowance for doubtful accounts.  If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Stock based compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.  The intrinsic value represents the difference between the per share market price of the stock on the date of grant and the per share exercise price of the respective stock option.  We generally grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.  Under APB No. 25, no compensation expense is recorded for employee stock options granted at an exercise price equal to the market price of the underlying stock on the date of grant.  We used the minimum value method to estimate the fair value of our share-based payment awards for disclosure purposes under SFAS 123.

On January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No.123(R)”). Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We do not have an established history of market prices of our common stock as we only recently became a public company, and as such we estimate volatility in accordance with Staff Accounting Bulletin No. 107, using historical volatilities of similar public entities.  The expected life of the options is a historical weighted average of the expected lives of similar securities of comparable public companies.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our expectation of paying no dividends.  Forfeitures are estimated based on historical experiences since January 1, 2004 at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Stock-based compensation expense recorded in our financial statements under SFAS No.123(R) is based on awards that are ultimately expected to vest.

We evaluate the assumptions used to value our awards as we issue options.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF No. 96-18”), and related interpretations. We grant stock options to certain consultants and advisory board members for a fixed number of shares with an exercise price equal to the fair value of our common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is calculated using the Black-Scholes option-pricing model.

The fair value of our common stock for options granted before our initial public offering was estimated by our board, with input from management. Determining the fair value of our common stock requires making complex and subjective judgments. Our board considered objective and subjective factors including our financial results and financial condition, a valuation report from an independant third party, and discussions with the underwriters related to our potential initial public offering.

Accounting for income taxes

The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis.  The Company reviews its deferred tax assets for recovery.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Included in our tax expense for the year ended December 31, 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against the deferred tax asset on our Research & Experimentation (“R&E”) tax credit carryforwards. This reversal was the result of our determination during the third quarter that it was more likely than not that our R&E tax credit carryforwards would be utilized.  Without this reversal our effective tax rate would have been approximately 20%.  Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  However, at the end of 2007 Congress recessed without extending the R&E tax credit beyond the current expiration date of  December 31, 2007.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the R&E tax credit is reinstated, PROS will record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.

Results of operations

The following table sets forth our statements of operations data expressed as a percentage of total revenues for the periods indicated.

Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006

Revenue

	For the Year Ended December 31,
	2007		2006
	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
(Dollars in thousands)
License and implementation	$43,159	70%	$29,604	64%	$13,555	46%
Maintenance and support	18,920	30%	16,423	36%	2,497	15%
Total	$62,079	100%	$46,027	100%	$16,052	35%

License and implementation.  License and implementation revenue increased $13.6 million to $43.2 million in 2007 from $29.6 million in 2006, representing a 46% increase.  Beginning in 2006 and continuing in 2007, we began to experience increased sales of our software products.  As we begin implementation of software products, we begin recognizing the related revenue. Revenue is recognized over the implementation period on a percentage of completion basis. Subscription licenses revenue is deferred until the delivery of the product and then recognized ratably over the subscription term.

Maintenance and support.  Maintenance and support revenue increased $2.5 million to $18.9 million in 2007 from $16.4 million in 2006, representing a 15% increase.  The increase was a result of our completion of implementations of our software products following which we were able to begin recognizing maintenance and support revenue related to those implementations offset by $0.3 million in reductions and non-renewals of maintenance contracts.

Cost of revenue and gross profit

	For the Year Ended December 31,
	2007		2006
		As a percentage of related revenue		As a percentage of related revenue
(Dollars in thousands)	Amount		Amount		Variance $	Variance %
Cost of license and implementation revenue	$13,227	31%	$12,079	41%	$1,148	10%
Cost of maintenance and support revenue	4,717	25%	3,526	21%	1,191	34%
Total cost of revenue	$17,944	29%	$15,605	34%	$2,339	15%
Gross profit	$44,135	71%	$30,422	66%	$13,713	45%

Cost of license and implementation.  Cost of license and implementation revenue increased $1.1 million to $13.2 million in 2007 from $12.1 million in 2006, representing a 10% increase.  The increase in cost of license and implementation revenue is attributable to a $0.5 million increase in travel expenses, $0.3 million increase in stock-based compensation expense from options issued in 2007 and $0.3 million attributable to personnel costs and overhead costs.  License and implementation gross margin increased from 59% to 69% in 2007 due to improvements in our implementation processes and the standardization of our software products.  License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

Cost of maintenance and support.  Cost of maintenance and support revenue increased $1.2 million to $4.7 million in 2007 from $3.5 million in 2006, representing a 34% increase.  The increase in cost of maintenance and support revenue is primarily attributable to an increase in average support personnel in 2007.  Maintenance and support gross margin decreased from 79% to 75% in 2007 due to an overall increase in resources dedicated to maintenance and support projects to provide increased levels of support to our current and future installed customer base.

Gross profit.  Gross profit increased $13.7 million to $44.1 million in 2007 from $30.4 million in 2006, representing a 45% increase.  The increase in our overall gross profit was attributable to the improvement in our license and implementation gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

Operating expenses

	For the Year Ended December 31,
	2007		2006
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$16,292	26%	$13,261	29%	$3,031	23%
Research and development	16,837	27%	10,332	22%	6,505	63%
Total operating expenses	$33,129	53%	$23,593	51%	$9,536	40%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.0 million to $16.3 million in 2007 from $13.3 million in 2006, representing a 23% increase.  The increase is primarily attributable to a $1.0 million increase in compensation and benefits related to the increase in the number of personnel in selling and marketing, $0.8 million increase in stock-based compensation expenses from options issued in 2007, $0.6 million of expenses associated with being a publicly traded company, primarily professional fees, and $0.5 million of travel expenses associated with selling & marketing.

Research and development expenses.  Research and development expenses increased $6.5 million to $16.8 million in 2007 from $10.3 million in 2006, representing a 63% increase.  The increase in research and development expenses is attributable to a $5.1 million increase in compensation and benefits expenses resulting from an increase in our product development and product management activities, $0.5 million increase in stock-based compensation expenses from options issued in 2007, and $0.3 million of third party consulting fees.

Other income (expense)

	For the Year Ended December 31,
	2007	2006
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$1,623	$1,921	$(298)	(16)%
Interest expense	(869)	—	(869)	—
Other income (expense), net	$754	$1,921	$(1,167)	(61)%

Interest income.  Interest income decreased $0.3 million from $1.9 million for 2006 to $1.6 million in 2007, representing a 16% decrease.  The decrease was the result of the interest earned on a smaller average cash and cash equivalent balances due to the redemption of the preferred stock in the amount of $17.3 million and the payment of a one-time cash dividend of $41.3 million to all common stockholders in March 2007.  Interest expense increased $0.9 million from $0 for 2006 to $0.9 million for 2007.  The increase was the result of the interest on the $20.0 million term loan and the expensing $0.4 million of deferred financing costs resulting from the retirement of the $20.0 million term loan.

Income tax provision

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006
Effective tax rate	11%	20%
Income tax provision	$1,243	$1,725

Income tax provision.  Our income tax provision decreased $0.5 million from $1.7 million for 2006 to $1.2 million for 2007, representing a 28% decrease.  Included in our tax expense for 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against the deferred tax asset on our R&E tax credit carryforwards.  The reversal is the result of our conclusion that it is more likely than not that our R&E tax credit carryforwards would be utilized.  Without this reversal our effective tax rate would have been 20%.

Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credit that may benefit the Company, if any.

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

Revenue

	For the Year Ended December 31,
	2006		2005
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$29,604	64%	$20,190	57%	$9,414	47%
Maintenance and support	16,423	36%	14,940	43%	1,483	10%
Total	$46,027	100%	$35,130	100%	$10,897	31%

License and implementation.  License and implementation revenue increased $9.4 million to $29.6 million in 2006 from $20.2 million in 2005, representing a 47% increase.  Beginning in 2005 and continuing in 2006, we began to experience significantly increased sales of our software products.  As we began implementing those software products in late 2005 and 2006, we began recognizing the related revenue.  During 2006, license and implementation revenue from the airline industry decreased as a percentage of total license and implementation revenue.

Maintenance and support.  Maintenance and support revenue increased $1.5 million to $16.4 million in 2006 from $14.9 million in 2005, representing a 10% increase.  The increase was the result of our completion of implementations of our software products in 2006 following which we were able to begin recognizing maintenance and support revenue for those implementations.

Cost of revenue and gross profit

	For the Year Ended December 31,
	2006		2005
		As a percentage of related revenue		As a percentage
(Dollars in thousands)	Amount		Amount	of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$12,079	41%	$10,071	50%	$2,008	20%
Cost of maintenance and support revenue	3,526	21%	3,310	22%	216	7%
Total cost of revenue	$15,605	34%	$13,381	38%	$2,224	17%
Gross profit	$30,422	66%	$21,749	62%	$8,673	40%

Cost of license and implementation.  Cost of license and implementation revenue increased $2.0 million to $12.1 million in 2006 from $10.1 million in 2005, representing a 20% increase.  The increase in cost of license and implementation revenue is attributable to a $1.1 million increase in personnel costs and allocated overhead in 2006, a $0.6 million increase in travel expenses and the reduction of cost of license and implementation revenue in 2005 associated with a $0.3 million settlement with a third party vendor.  These increased expenses were related to a need to service the increase in our implementations.  License and implementation gross margin increased from 50% to 59% in 2006 due to improvements in our implementation processes and the standardization of our software products.

Cost of maintenance and support.  Cost of maintenance and support revenue increased $0.2 million to $3.5 million in 2006 from $3.3 million in 2005, representing a 7% increase.  The entire increase in cost of maintenance and support revenue is attributable to an increase in personnel costs and allocated overhead in 2006 to provide increased levels of support to our larger installed customer base.  Maintenance and support gross margin remained relatively unchanged from 2006 to 2005.

Gross profit.  Gross profit increased $8.7 million to $30.4 million in 2006 from $21.7 million in 2005, representing a 40% increase.  The increase in our overall gross margin was the result of the improvement in our license and implementation gross margin.  In addition, the increase in maintenance and support revenue also contributed to the increase in our overall gross margin, as maintenance and support revenue had a higher gross margin than license and implementation revenue.

Operating expenses

	For the Year Ended December 31,
	2006		2005
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$13,261	29%	$12,010	34%	$1,251	10%
Research and development	10,332	22%	6,399	18%	3,933	61%
Total operating expenses	$23,593	51%	$18,409	52%	$5,184	28%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.3 million to $13.3 million in 2006 from $12.0 million in 2005, representing a 10% increase.  The increase is attributable to a $1.2 million increase in incentives and personnel involved in sales activities.

Research and development expenses.  Research and development expenses increased $3.9 million to $10.3 million in 2006 from $6.4 million in 2005, representing a 61% increase.  The increase in research and development expenses is attributable to a $3.3 million increase in compensation and benefits resulting from an increase in our product development and product management activities.

Other income (expense)

	For the Year Ended December 31,
	2006	2005
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$1,921	$1,074	$847	79%
Interest expense	—	—	—	n/a
Other income (expense), net	$1,921	$1,074	$847	79%

Interest income.  Interest income increased $0.8 million to $1.9 million in 2006 from $1.1 million in 2005, representing a 79% increase.  The increase was the result of additional interest earned on our increased average cash and cash equivalent balances in 2006.

Income tax provision

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Effective tax rate	20%	22%
Income tax provision	$1,725	$975

Income tax provision.  Our income tax provision increased $0.8 million to $1.7 million in 2006 from $0.9 million in 2005, representing a 77% increase. The increase in our income tax provision primarily resulted from the $4.3 million increase in our income before income tax provision.  Our effective tax rate decreased from 22% of income before income tax provision in 2005 to 20% of income before income tax provision in 2006.  The decrease in our effective tax rate was primarily attributable to an increase in our deductions related to developing our software products.

Liquidity and capital resources

In June 1998, we raised $25.0 million from certain individuals and funds associated with TA Associates and JMI Equity through the issuance of convertible preferred stock. In August 2005, those investors converted the convertible preferred stock into 9,750,000 shares of our common stock and 3,921,312 shares of redeemable preferred stock. In August 2006, we redeemed 1,294,030 shares of our redeemable preferred stock for approximately $8.4 million. In March 2007, we redeemed the remaining 2,627,282 shares of redeemable preferred stock for $17.4 million. Based on our cash position, our belief in our ability to generate future cash flows from operations to support and grow our business and the fact that a substantial portion of our common stock had been held for over eight years without liquidity, we paid, in March 2007, a one-time cash dividend in a total amount of $41.3 million to our common stockholders. In March 2007, we incurred $20.0 million in long-term debt to help finance the payment of this cash dividend. In July 2007, we completed our initial public offering and received net proceeds before offering expenses of approximately $52.4 million, of which approximately $20.1 million was used to retire the debt incurred in March 2007 plus accrued interest and $1.8 million was used for expenses related to the offering. Our cash and cash equivalents, combined with our positive cash flow from operating activities are our principal sources of liquidity.

At December 31, 2007, we had $44.4 million of cash and cash equivalents and $33.9 million in working capital as compared to $42.5 million of cash and cash equivalents and $27.6 million in working capital at December 31, 2006.  Our principal source of liquidity is our cash flows provided by operating activities.  Based on existing cash and cash equivalent balances, and our current estimates of revenues and expenses, we believe that the anticipated cash flows provided by operating activities will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.

The following table presents key components of our statements of cash flows for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005

Cash provided from operating activities	$10,024	$13,484	$34,949
Cash used in investing activities	(1,678)	(1,090)	(766)
Cash (used in) provided by financing activities	(6,508)	(8,378)	17
Cash and cash equivalents (end of period)	$44,378	$42,505	$38,490

The increase in cash and cash equivalents from the year ended December 31, 2006 to the year ended December 31, 2007 can be attributed to cash provided by operating activities of $10.0 million, offset by cash used in investing activities of $1.7 million and net cash used in financing activities of $6.5 million.

Sources of cash from operating activities for the year ended December  31, 2007 consisted of (a) $10.5 million of net income, (b) $2.8 million of non-cash expense comprised of depreciation and non-cash compensation related to the issuance of stock options in 2007, (c) $0.4 million of provision for doubtful accounts and (d) a $0.4 million non-cash expense of deferred financing costs. Uses of cash from operating activities for the year ended December 31, 2007 consisted of (a) a $1.9 million non-cash increase in deferred tax assets, of which $1.1 million resulted from the reversal of the valuation allowance previously recorded against the deferred tax asset on our R&E tax credit carryforwards, (b) a $1.3 million increase in unbilled receivables from unbilled implementations in process, (c) a $0.4 million increase in prepaid expenses and other, (d) a $0.2 million decrease in accounts payable, accrued liabilities, accrued contract labor and accrued payroll and (e) a $0.2 million increase in net accounts receivable and (f) a $0.1 million decrease in deferred revenue.

Uses of cash from investing activities for the year ended December 31, 2007 consisted of $1.7 million of purchases of property and equipment.  Net uses of cash from financing activities consisted of (a) a $17.4 million redemption of preferred stock, (b) a $41.3 million payment of a one-time cash dividend to our stockholders and (c) $1.8 million of initial public offering costs. Sources of cash in financing activities in the same period consisted principally of (a) $52.4 million of net proceeds received from our initial public offering, (b) $1.1 million from the exercise of stock options and stock warrants and (c) $1.0 million of proceeds from the follow on offering.

The increase in cash and cash equivalents from December 31, 2005 to December 31, 2006 of $4.1 million is primarily attributable to net cash provided by operating activities of $13.5 million. Sources of cash provided by operating activities in 2006 consisted primarily of (a) a $12.3 million increase in deferred revenue due to an increase in invoiced amounts on contracts in progress; (b) $7.0 million of net income, which included $1.3 million of non-cash expenses comprised principally of depreciation and amortization and (c) a $1.9 million increase in accrued expenses and accounts payable resulting from an increase in accrued employee payroll costs and an increase in accrued contract labor expenses. Uses of cash in operating activities in the same period consisted principally of (a) a $5.3 million increase in accounts receivable due to an increase in invoiced amounts on contracts in progress, net of cash collected; (b) a $1.4 million increase in prepaid and other assets; (c) a $1.2 million increase in deferred taxes and (d) a $1.1 million increase in unbilled accounts receivable. In 2006, net cash used in investing activities was $1.1 million as a result of the purchase of property and equipment, and net cash used in financing activities was $8.4 million primarily due to the partial redemption of our redeemable preferred stock in August 2006.

Credit facilities

In March 2007, our indirect wholly-owned subsidiary, PROS Revenue Management, L.P., entered into a $28.0 million credit facility, consisting of an $8.0 million revolving credit facility and a $20.0 million term loan, each maturing in five years.  The revolving credit facility included borrowing capacity for up to $1.0 million letters of credit and up to $0.5 million of same-day swing line loans.  All obligations under the credit facility were guaranteed by us and by our other subsidiaries and were collateralized by substantially all of our assets and the assets of our subsidiaries.

Borrowings under this credit facility bore interest at a rate equal to an applicable margin plus, at our option, either a base rate or a Eurodollar rate.  The applicable margin for borrowings under the credit facility was 1.5% for base rate borrowings and 2.75% for Eurodollar rate borrowings.  In addition to paying interest on outstanding principal under the credit facility, we were required to pay (a) a quarterly fee equal to 0.5% per annum on unused commitments under the revolving credit facility; (b) an annual administration fee of $20,000 and (c) customary letter of credit fees.

In July 2007, we used $20.1 million of proceeds from the initial public offering to retire the remaining $20.0 million principal balance of the credit facility and related accrued interest totaling $0.1 million.  In connection with the retirement and termination of the credit facility, deferred financing costs in the amount of $0.4 million were expensed.

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Payment due by period
	Less than
(Dollars in thousands)	1 year	1 to 3 years	3 to 5 years	Total
Operating leases	$1,234	$2,447	$705	$4,386
Total contractual obligations	$1,234	$2,447	$705	$4,386

Our only significant operating lease obligation relates to our corporate headquarters in Houston, Texas which we lease under a single non-cancelable operating lease agreement. In March 2006, we executed an amendment to the lease that extended the lease term until July 31, 2011.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.  Recently, the FASB concluded it will defer the effective date of SFAS No.157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis.  We believe there will be no impact from the adoption of SFAS No. 157.

                In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised 2007), which will create greater consistency in the accounting and financial reporting of business combinations.  SFAS No 141(R) will improve the relevance, representational faithfulness, and comparability of the information provided in financial reports about business combinations and its effects.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.

                In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, which specifies that noncontrolling interest are to be treated as a separate component of equity.  SFAS No.160 will improve the relevance, comparability and transparency of the financial information provided in the financial statements by establishing accounting and reporting standards.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We do not believe SFAS No.160 will have an impact on our financial position, results of operations and cash flows.

Item 7A.              Quantitative and qualitative disclosures about market risk

Foreign currency risk

A small percentage of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2007 would result in a nominal loss.  To date, we have not entered into any hedging contracts although we may do so in the future.  Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $44.4 million at December 31, 2007.  These amounts have been invested primarily in short-term interest bearing obligations with original maturities less than 90 days and money market funds. Unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income.  If overall interest rates fell by 10% in 2007, our interest income would have declined by approximately $0.2 million assuming consistent investment levels.

Item 8.                       Financial statements and supplementary data

                                                The response to this section is submitted as a separate section of this Report.  See Item 15.

Item 9.                       Change in and disagreements with accountants on accounting and financial disclosure

                                                None.

Item 9A.              Controls and procedures

Evaluation of Disclosure Controls and Procedures

                Our management evaluated, with the participation of our chief executive officers and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer and our chief  financial officer have concluded that our disclosure control and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Changes in Internal Controls over Financial Reporting

                There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  This annual report does not include a report of management’s assessment regarding internal controls over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.              Other information

                                                None.

Part III

Item 10.                Directors, executive officers and corporate governance

                The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders which will be held on May 16, 2008.

Item 11.                Executive compensation

                The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders which will be held on May 16, 2008.

Item 12.                Security ownership of certain beneficial owners and management and related stockholder matters

                The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders which will be held on May 16, 2008.

Item 13.                Certain relationships, related transactions and director independence

                The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders which will be held on May 16, 2008.

Item 14.                Principal accountant fees and services

                The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders which will be held on May 16, 2008.

Part IV

Item 15.                Exhibits and financial statements schedules

(a)(1)                               Financial Statements

                The Consolidated Financial Statements of PROS Holdings, Inc. and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm are included in a separate section of this Annual Report beginning on page F-1.

(a)(2)                               Financial Statement Schedules

                Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

                Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)                               Exhibits

Index to Exhibits

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).
4.1

Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1

1997 Stock Option Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2

1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3

2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.4

Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.4.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.
10.5

Amended and Restated Stockholders’ Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5.1

First Amendment to Amended and Restated Stockholders’ Agreement, dated April 8, 1999, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6

Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7

Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8

Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9

Redemption Agreement, dated March 26, 2007, by and among Registrant and the holders of the Company’s redeemable preferred stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10

Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1

First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1

Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.2

Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12.1

Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12.2

Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12.3

Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13

Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13.1

Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.14

Revolving Credit and Term Loan Agreement, dated March 23, 2007, by and among PROS Revenue Management, L.P., Registrant, PROS Revenue I, LLC, PROS Revenue II, LLC, certain lenders, certain issuers of the letter of credit and Churchill Financial LLC, as administrative agent and collateral agent for the Lenders and the L/C Issuers (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.15

Guaranty, Pledge and Security Agreement, dated March 23, 2007, by and among Registrant, certain grantors from time to time and Churchill Financial LLC (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.16

Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.17

Stockholders Agreement dated August 26, 2005 by and among Ron and Mariette Woestemeyer, Joetta W. Moulden as trustee for the Woestemeyer 1999 Gift Trust, Albert Winemiller, the Albert Winemiller Limited Partnership and Charles H. Murphy (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.18

Voting Agreement dated March 26, 2007, by and among TA/Advent VIII, L.P., Advent Atlantic and Pacific III, L.P., TA Venture Investors L.P. and TA Executives Fund LLC, JMI Equity Fund, III,  L.P. and Ronald and Mariette Woestemeyer (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

21.1

List of Subsidiaries (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

23.1#	Consent of PricewaterhouseCoopers LLP
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Filed with this report.

Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

PROS Holdings Inc.

By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive
Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Albert E. Winemiller	President, Chief Executive Officer	February 22, 2008
Albert E. Winemiller	And Chairman of the Board

/s/ Charles H. Murphy	Executive Vice President and Chief	February 22, 2008
Charles H. Murphy	Financial Officer

/s/ Ronald F. Woestemeyer	Executive Vice President, Strategic	February 22, 2008
Ronald Woestemeyer	Business Planning and Director

/s/ Kurt R. Jaggers	Director	February 22, 2008
Kurt R. Jaggers

/s/ Harry S. Gruner	Director	February 22, 2008
Harry S. Gruner

/s/ Mariette M. Woestemeyer	Director	February 22, 2008
Mariette M. Woestemeyer

/s/ Greg B. Petersen	Director	February 22, 2008
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 22, 2008
Timothy V. Williams

PROS Holdings, Inc.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PROS Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, TX

February 21, 2008

PROS Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$44,377,863	$42,540,180
Accounts and unbilled receivables, net of allowance of $1,550,000 and $1,190,000 respectively	14,896,176	13,788,989
Prepaid expenses and other current assets	4,050,012	2,199,997
Total current assets	63,324,051	58,529,166
Property and equipment, net	3,063,391	2,372,872
Other long term assets, net	2,592,681	2,144,371
Total assets	$68,980,123	$63,046,409

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$1,466,227	$584,372
Accrued liabilities	3,803,772	3,965,817
Accrued contract labor	627,877	1,405,287
Accrued payroll	3,250,000	2,918,979
Deferred revenue	20,258,519	22,079,937
Total current liabilities	29,406,395	30,954,392
Long-term deferred revenue	5,885,422	4,131,757

Commitments and contingencies (See Note 9)

Redeemable preferred stock, $0.001 par value, 3,921,312 shares authorized, 0 and 2,627,282 shares outstanding, respectively	—	17,283,168
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 and 28,000,000 shares authorized, 29,926,529 and 23,580,729 issued, 26,079,489 and 19,733,689 shares outstanding	29,926	23,581
Additional paid-in capital	53,360,838	7,812,536
Common stock warrants	—	226,000
Treasury stock, 3,847,040 common shares at cost	(8,937,500)	(8,937,500)
Accumulated (deficit) earnings	(10,764,958)	11,552,475
Total stockholders’ equity	33,688,306	10,677,092
Total liabilities and stockholders’ equity	$68,980,123	$63,046,409

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006	2005

Revenue:
License and implementation	$43,159,220	$29,604,257	$20,189,874
Maintenance and support	18,920,324	16,423,252	14,939,887
Total revenue	62,079,544	46,027,509	35,129,761

Cost of revenue:
License and implementation	13,227,474	12,079,683	10,070,868
Maintenance and support	4,716,837	3,525,721	3,310,048
Total cost of revenue	17,944,311	15,605,404	13,380,916

Gross profit	44,135,233	30,422,105	21,748,845

Operating expenses:
Selling, general and administrative	16,292,887	13,260,623	12,010,371
Research and development	16,836,805	10,332,301	6,399,159

Income from operations	11,005,541	6,829,181	3,339,315
Other income (expense):
Interest income	1,623,172	1,920,576	1,074,753
Interest expense	(868,982)	—	—
Income before income tax provision	11,759,731	8,749,757	4,414,068
Income tax provision	1,242,651	1,724,498	974,541
Net income	10,517,080	7,025,259	3,439,527

Accretion of preferred stock	(81,915)	(459,799)	(852,420)

Net earnings attributable to common stockholders	$10,435,165	$6,565,460	$2,587,107

Net earnings attributable to common stockholders per share:
Basic	$0.45	$0.33	$0.19
Diluted	$0.45	$0.32	$0.16

Weighted average number of shares:
Basic	23,026,163	19,649,372	13,891,415
Diluted	23,433,981	20,604,202	20,012,010

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$10,517,080	$7,025,259	$3,439,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,182,582	1,270,441	1,515,303
Noncash compensation	1,600,612	—	—
Deferred taxes, net	(1,871,178)	(1,161,450)	(98,269)
Provision for doubtful accounts, net	360,000	170,000	—
Maturities of marketable securities classified as trading securities	—	—	28,023,749
Deferred financing costs	417,810	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(183,177)	(5,478,768)	1,420,289
Unbilled receivables	(1,284,213)	(1,086,199)	(477,585)
Prepaid expenses and other	(427,147)	(1,365,409)	(335,705)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(221,079)	1,859,646	764,354
Deferred revenue	(67,753)	12,250,004	697,021
Net cash provided by operating activities	10,023,537	13,483,524	34,948,684

Investing activities:
Purchases of property and equipment	(1,677,818)	(1,090,004)	(766,359)
Net cash used in investing activities	(1,677,818)	(1,090,004)	(766,359)

Financing activities:
Proceeds from long-term debt	20,000,000	—	—
Payments on long-term debt	(20,000,000)	—	—
Dividend on common stock	(41,328,294)	—	—
Proceeds from initial public offering, net of underwriter costs	52,364,813	—	—
Proceeds from follow on offering	1,028,885	—	—
Redemption of redeemable preferred stock	(17,365,083)	(8,445,472)	—
Exercise of stock options	708,618	67,329	17,152
Exercise of stock warrants	410,000	—	—
Initial public offering costs	(1,793,247)	—	—
Follow on offering costs	(116,121)	—	—
Deferred loan costs	(417,810)	—	—
Net cash (used in) provided by financing activities	(6,508,239)	(8,378,143)	17,152

Net increase in cash and cash equivalents	1,837,480	4,015,377	34,199,477
Cash and cash equivalents:
Beginning of period	42,540,180	38,489,803	4,290,326
End of period	$44,377,660	$42,505,180	$38,489,803

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$3,412,000	$1,825,500	$749,203
Interest	$868,982	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of redeemable preferred stock and stockholders’ equity (deficit)

Years ended December 31, 2005, 2006 and 2007

	Preferred Stock											Total
	Series A Convertible						Additional	Common			Accumulated	Stockholders’
	Redeemable		Redeemable		Common Stock		Paid-In	Stock	Treasury Stock		(Deficit)	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Shares	Amount	Earnings	(Deficit)
Balances at January 1, 2005	3,921,312	$31,912,500	—	$—	9,822,761	$13,670	$241,887	$226,000	3,847,040	$(8,937,500)	$2,399,908	$(6,056,035)
Exercise of stock options	—	—	—	—	11,373	11	17,141	—	—	—	—	17,152
Accretion of Series A convertible redeemable preferred stock	—	654,839	—	—	—	—	—	—	—	—	(654,839)	(654,839)
Conversion of Series A convertible redeemable preferred stock	(3,921,312)	(32,567,339)	3,921,312	25,071,260	9,750,000	9,750	7,486,329	—	—	—	—	7,496,079
Accretion of redeemable preferred stock	—	—	—	197,581	—	—	—	—	—	—	(197,581)	(197,581)
Net income	—	—	—	—	—	—	—	—	—	—	3,439,527	3,439,527
Balances at December 31, 2005	—	—	3,921,312	25,268,841	19,584,134	23,431	7,745,357	226,000	3,847,040	(8,937,500)	4,987,015	4,044,303
Exercise of stock options	—	—	—	—	149,555	150	67,179	—	—	—	—	67,329
Accretion of redeemable preferred stock	—	—	—	459,799	—	—	—	—	—	—	(459,799)	(459,799)
Redemption of redeemable preferred stock	—	—	(1,294,030)	(8,445,472)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	7,025,259	7,025,259
Balances at December 31, 2006	—	—	2,627,282	17,283,168	19,733,689	23,581	7,812,536	226,000	3,847,040	(8,937,500)	11,552,475	10,677,092
Exercise of stock options	—	—	—	—	962,050	961	707,657	—	—	—	—	708,618
Accretion of redeemable preferred stock	—	—	—	81,915	—	—	—	—	—	—	(81,915)	(81,915)
Redemption of redeemable preferred stock	—	—	(2,627,282)	(17,365,083)	—	—	—	—	—	—	—	—
Exercise of Warrants	—	—	—	—	200,000	200	635,800	(226,000)	—	—	—	410,000
Follow on offering, net of issuance costs incurred	—	—	—	—	65,000	65	613,482	—	—	—	—	613,547
Stock based compensation	—	—	—	—	—	—	1,600,612	—	—	—	—	1,600,612
Issuance of common stock in connection with the initial public offering, net of issuance costs incurred	—	—	—	—	5,118,750	5,119	50,566,447	—	—	—	—	50,571,566
Common stock dividend	—	—	—	—	—	—	(8,575,696)	—	—	—	(32,752,598)	(41,328,294)
Net income	—	—	—	—	—	—	—	—	—	—	10,517,080	10,517,080
Balance at December 31, 2007	—	$—	—	$—	26,079,489	$29,926	$53,360,838	$—	3,847,040	$(8,937,500)	$(10,764,958)	$33,688,306

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Notes to Consolidated Financial Statements

1.   Organization and summary of significant accounting policies

Nature of operations

PROS Holdings, Inc., a Delaware corporation and subsidiaries (the “Company”), is a provider of pricing and revenue optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by enabling better pricing.  Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance.  The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.  These innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data.  The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance.  The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.

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

As a result of the IPO, the Company raised a total of $56.3 million in gross proceeds, and $52.4 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million.  In addition, the Company incurred $1.8 million of offering costs associated with the IPO that were recorded to additional paid-in capital and netted against the IPO proceeds.  The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.  In addition, the underwriters of its initial public offering have exercised in full their over-allotment option to purchase an additional 1,023,750 shares of common stock from selling stockholders at the initial public offering price of $11.00 per share.  The over-allotment option was granted to the underwriters by the selling stockholders and the Company did not issue any new shares of common stock or receive any proceeds from the sale of these shares.

Follow on offering

On December 11, 2007, the Company completed a follow on offering of 5,000,000 shares of common stock in which the Company sold and issued 65,000 shares of common stock and selling stockholders sold an additional 4,935,000 shares of common stock at an offering price of $16.75 per share.  As a result of the follow on offering, the Company raised $1.0 million in gross proceeds and approximately $0.6 million in net proceeds after deducting offering costs of approximately $0.4 million.  The Company did not receive any proceeds from the sale of shares in the follow on offering by the selling stockholders.

Basis of presentation

The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Basis of consolidation

The Consolidated Financial Statements include the accounts of PROS Holdings, Inc., and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings per share

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants (using the treasury-stock method) and potential common shares from convertible securities (using the if-converted method).

Use of estimates

The Company’s management makes estimates and assumptions in the preparation of its Consolidated Financial Statements in conformity with GAAP.  These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Numerous internal and external factors can affect estimates.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.

Financial instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable approximates their fair values at December 31, 2007 and 2006.

Foreign currency

                A small percentage of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are included in the Consolidated Statements of Operations.

Cash and cash equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.  The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.

Marketable securities

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity.”  Securities classified as “trading securities” are recorded at fair value.  Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method.  Any other securities are classified as “available for sale.” There were no marketable securities as of December 31, 2007 and 2006.

Prepaid expenses and other assets

Prepaid expenses and other assets consist primarily of short-term deferred tax assets, deferred project costs and prepaid third-party license fees.

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization.  Maintenance, repairs and minor replacements are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets.  When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the Consolidated Statements of Operations.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value.  If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.  The Company has not recorded any impairment charges in any of the years ended December 31, 2007, 2006 and 2005.

Revenue recognition

The Company’s revenue is recognized in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition and related interpretations.  The Company generates revenue from the licensing of the right to use its software products directly to end-users, implementation, training services, sales of post-contract support and maintenance and support.

Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Our software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized together with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products.  If at the commencement of a contract, the contract fee is not fixed and determinable, revenue is deferred until the contract fee becomes fixed and determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  Because products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed term licenses, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 5.2%, 7.7% and 7.0%, of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also licenses software products through subscriptions.  Similar to fixed term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Maintenance, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in maintenance revenue.  Revenue from subscriptions, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 6.6%, 2.5% and 2.2%, of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  Revenue from subscriptions, which is included in maintenance revenue in the Consolidated Statements of Operations, represented approximately 1.5%, 0.9% and 0.4%, of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Stock options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No.123(R)”). Under this standard, the fair value of each employee stock option is estimated on the date of grant using an options pricing model. The Company adopted SFAS No.123(R) effective January 1, 2006 using the prospective transition method. Under this transition method, no compensation expense is recorded for employee stock options issued prior to the adoption of SFAS No.123(R).

The Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments.  Share-based compensation expense recognized in the Company’s financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest.  These amounts are reduced using an estimated forfeiture rate.  Forfeitures are estimated based on historical experiences at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS No.123(R), and as permitted by SFAS No.123, Accounting for Stock-Based Compensation and SFAS No.148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for employee stock options and implemented the disclosure-only provisions of SFAS No.123 and SFAS No.148.  Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model and are recorded using the straight-line method over the vesting period, which approximates the service period. Historically, these stock options vested immediately upon grant and the Company therefore recorded compensation expense in the same period in which the options were granted.

For further discussion of the Company’s stock-based employee compensation plans, see Note 7 of the Notes to Consolidated Financial Statements.

Product warranties

The Company generally issues warranties for 90 days from the completion of implementation, depending on the contract, for software licenses and implementation services.  In the Company’s experience, warranty costs have been insignificant.

Income taxes

The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis.  The Company reviews its deferred tax assets for recovery.  A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.  Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In 2007, we recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on our Research and Experimentation (“R&E”) tax credit carryforwards. This reversal was the result of our determination during the third quarter of 2007 that it was more likely than not that our R&E tax credit carryforwards would be utilized.  Without this reversal, our effective tax rate would have been 20%.

For additional information regarding our income taxes, see Note 8 of the Notes to Consolidated Financial Statements.

Segment reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statement and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.  In light of the Company’s offering of one solution suite, which is pricing and revenue optimization software, management has determined that the primary form of internal reporting is aligned with the offering of this suite.  In addition, the Company’s assets are primarily located in its corporate office in the United States.  Although the Company sells its pricing and revenue optimization software to customers in several industries and geographies, the Company does not produce reports for, assess the performance of, or allocate resources to these industries or regions based upon any asset-based metrics, or based upon income or expenses, operating income or net income. Therefore, the Company believes that it operates in one segment.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company fiscal year beginning January 1, 2008.  Recently, the FASB concluded it will defer the effective date of SFAS No.157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis.  The Company believes there will be no impact from the adoption of SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised 2007), which will create greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141(R) will improve the relevance, representational faithfulness, and comparability of the information provided in financial reports about business combinations and its effects.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, which specifies that noncontrolling interest are to be treated as a separate component of equity.  SFAS No. 160 will improve the relevance, comparability and transparency of the financial information provided in the financial statements by establishing accounting and reporting standards.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We do not believe SFAS No.160 will have an impact on our financial position, results of operations and cash flows.

2.   Accounts receivable and contracts in progress

Accounts receivable at December 31, 2007 and 2006, consist of the following:

	December 31,
	2007	2006
Accounts receivable	$13,354,747	$13,171,773
Unbilled receivables	3,091,429	1,807,216
Total receivables	16,446,176	14,978,989
Less: allowance for doubtful accounts	(1,550,000)	(1,190,000)
Accounts receivable, net	$14,896,176	$13,788,989

The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, totaled approximately $0.4 million, $0.2 million and $0, respectively.

Activity related to contracts in progress at December 31, 2007 and 2006, is summarized as follows:

	December 31,
	2007	2006
Costs and estimated earnings recognized to date	$76,099,397	$49,072,064
Progress billings to date	(99,151,909)	(73,476,542)
Total	$(23,052,512)	$(24,404,478)

The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006, as follows:

	December 31,
	2007	2006
Unbilled receivables	$3,091,429	$1,807,216
Deferred revenue	(26,143,941)	(26,211,694)
Total	$(23,052,512)	$(24,404,478)

During the years ended December 31, 2007 and 2006, the Company had approximately $3.0 million and $1.8 million, respectively, in deferred maintenance and support revenue, which is reflected within the above table.

3.   Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Net earnings attributable to common stockholders (basic)	$10,435,165	$6,565,460	$2,587,107

Denominator:
Weighted average shares (basic)	23,026,163	19,649,372	13,891,415
Dilutive effect of stock options and warrants	407,818	954,830	6,120,595
Weighted average shares (diluted)	23,433,981	20,604,202	20,012,010
Basic earnings per share	$0.45	$0.33	$0.19
Diluted earnings per share	$0.45	$0.32	$0.16

The Company has excluded 652,500, 108,150, and 654,400 potential common shares from the computation of full year 2007, 2006 and 2005 dilutive earnings per share, respectively, because the effect would have been antidilutive.

4.   Property and equipment

Property and equipment as of December 31, 2007 and 2006 consist of the following:

	Estimated	December 31,
	useful life	2007	2006
Furniture and fixtures	7-10 years	$2,258,859	$2,015,900
Computers and equipment	3-10 years	6,320,755	5,758,681
Software	2-5 years	1,510,565	1,235,617
Leasehold improvements	Shorter of lease term or useful life	995,834	855,359
Property and equipment, gross		11,086,013	9,865,557
Less: accumulated depreciation		(8,022,622)	(7,492,685)
Property and equipment, net		$3,063,391	$2,372,872

Depreciation and amortization expense was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  During the years ended December 31, 2007, 2006 and 2005, the Company disposed of approximately $0.7 million, $0.4 million and $1.9 million, respectively, of fully depreciated assets.  As of December 31, 2007 and 2006, the Company had approximately $5.2 million and $4.8 million, respectively, of fully depreciated assets in use.

5.   Debt

On March 23, 2007, the Company entered into a $28.0 million credit facility with a commercial bank, consisting of a $20.0 million term loan and a $8.0 million line of credit.  Interest was payable at a Eurodollar rate plus 2.75% or a base rate plus 1.5%, at the Company’s option (8.09% at June 30, 2007).  The term loan required repayment of principal of $50,000 plus interest every three months for five years, with all unpaid principal due on March 23, 2012.  On July 3, 2007, the Company used $20.1 million of proceeds from its initial public offering to retire the remaining $20.0 million principal balance of the credit facility and related accrued interest totaling $0.1 million.  In connection with the payoff and termination of the credit facility on July 3, 2007, financing fees in the amount of $0.4 million, which were included in other assets in the Company’s Consolidated Balance Sheet, were expensed in the third quarter of 2007.

6.   Stockholders’ equity

Preferred stock financing

On June 8, 1998, the Company entered into a stock purchase and stockholders agreement (the “Purchase Agreement”) with certain investment partnerships and individuals. The Company sold 3,921,312 shares of its authorized Series A convertible redeemable preferred stock, par value $0.001 per share (“Series A Preferred Stock”) for $25.0 million.  The Company incurred approximately $1.5 million in transaction fees in connection with the financing.  The Company also designated another 3,921,312 shares of its preferred stock to be issued as redeemable preferred stock (“Redeemable Preferred Stock”) with a par value of $0.001 per share, upon the conversion of the Series A Preferred Stock.

Series A preferred stock

On August 15, 2005 (“Conversion Date”), the holders of the Series A Preferred Stock elected to convert the Series A Preferred Stock into 9,750,000 shares of common stock at a defined conversion rate of 2.486 per share plus 3,921,312 shares of Redeemable Preferred Stock.  There were no shares of Series A Preferred Stock outstanding after this transaction, as all shares were cancelled upon the conversion.

Redeemable preferred stock

In August 2006, the holders of the Redeemable Preferred Stock elected to redeem 33% of the Redeemable Preferred Stock and on August 15, 2006 a redemption payment of $8.4 million was made, consisting of $5.8 million representing the liquidation value of the surrendered shares, $0.2 million of accreted dividends on the Redeemable Preferred Stock and $2.5 million of accreted dividends on the Series A Preferred Stock.

As of December 31, 2006, the redemption amount for the Redeemable Preferred Stock was $17.3 million. The Redeemable Preferred Stock had a liquidation value of $4.463 per share plus accrued and unpaid dividends on the Redeemable Preferred Stock, plus accrued and unpaid dividends on the Series A Preferred Stock as of the Conversion Date.  Included in the Redeemable Preferred Stock are cumulative unpaid dividends on the Series A Preferred Stock in the amount of $5.1 million, cumulative unpaid dividends on the Redeemable Preferred Stock in the amount of $0.5 million, and the liquidation value of remaining outstanding Redeemable Preferred Stock, in the amount of $11.7 million.

On March 27, 2007, by mutual consent of the Company and the holders of Redeemable Preferred Stock, the Company redeemed its remaining outstanding Redeemable Preferred Stock for approximately $17.4 million.

Common stock dividends

On March 29, 2007, the Company paid a one-time cash dividend on its common stock of $2.00 per share, totaling $41.3 million.

Common stock warrants

In December 1998, the Company granted warrants to purchase 100,000 shares of common stock (the “Warrants”) to each of the Company’s two founders. The Company has recorded the Warrants as a component of equity pursuant to EITF issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, at their estimated fair value at the date of issuance, which is $226,000, in the accompanying financial statements.  On October 16, 2007, the Company’s two founders exercised warrants to purchase an aggregate of 200,000 shares of our common stock at a price of $2.05 per share.

Initial public offering

In July 2007, the Company completed its IPO in which the Company sold and issued 5,118,750 shares of common stock and selling stockholders sold an additional 1,706,250 shares of common stock.  The Company’s Certificate of Incorporation, as restated on June 22, 2007, authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with $0.001 par value per share.

As a result of the IPO, the Company raised a total of $56.3 million in gross proceeds, and $52.4 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million.  In addition, the Company incurred $1.8 million of offering costs associated with the IPO that were recorded to additional paid-in capital and netted against the IPO proceeds.  The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.  In addition, the underwriters of its initial public offering have exercised in full their over-allotment option to purchase an additional 1,023,750 shares of common stock from selling stockholders at the initial public offering price of $11.00 per share.  The over-allotment option was granted to the underwriters by the selling stockholders and the Company did not issue any new shares of common stock or receive any proceeds from the sale of these shares.

Follow on offering

On December 11, 2007, the Company completed a follow on offering of 65,000 shares of common stock and the selling stockholders sold an additional 4,935,000 shares of common stock at an offering price of $16.75 per share.  As a result of the follow on offering, the Company raised $1.0 million in gross proceeds and approximately $0.6 million in net proceeds after deducting offering costs of approximately $0.4 million.  The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders.

7.   Stock-based compensation — Stock Options

The Company has two share-based compensation plans.  The plans authorize the discretionary granting of stock options to key employees, officers, directors and consultants.  The discretionary issuance of stock options generally contains vesting provisions ranging from two to ten years.  The term of each stock option is no more than ten years from the date of grant.

The Company granted options to purchase 1,807,500 and 442,500 shares of the Company’s common stock to employees during the years ended December 31, 2007and 2005, respectively.  For the year ended December 31, 2006, the Company did not issue any options to purchase shares of the Company’s stock.  The fair value of options granted during the year ended December 31, 2005 was estimated using the minimum value method with the following assumptions: a risk-free interest rate of 4.35%; no expected dividend yield; and an expected life of five years.  No volatility was used for the calculation of fair value of options pursuant to the minimum value method.

Upon exercise of stock options, shares of common stock will be issued from previously unissued shares but could be issued from treasury shares.

1999 equity incentive plan

Our 1999 equity incentive plan authorized us to grant options to purchase shares of common stock to our employees, directors and consultants at our discretion.  Stock option grants under this plan was usually made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives.  Periodic stock option grants were made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the Compensation Committee of the Board of Directors considered the recommendations of our CEO and other members of management.  No options were awarded in 2006 since the compensation committee had determined there was sufficient retention value in the outstanding options and common stock subject to restrictions held by our executive officers.  Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest 25% on the first anniversary and monthly thereafter, based upon continued employment over a four-year period, and generally expire ten years after the date of grant.  Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards.  There were issued and outstanding stock options to purchase 306,242 shares of our common stock under this plan on December 31, 2007.  None of these options were held by our executive officers.

2007 equity incentive plan

Our 2007 equity incentive plan (“2007 plan”) was adopted in March 2007.  The purpose of the 2007 plan is to promote our long-term growth and profitability.  The 2007 plan is intended to make available incentives that will help us to attract, retain and reward employees whose contributions are essential to our success.  We may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.

A total of 1,870,000 shares have been reserved for issuance under the 2007 plan with an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of our outstanding shares (ii) 900,000 shares or (iii) any lesser amount determined by our Compensation Committee of the Board of Directors.  As of December 31, 2007, 114,000 shares remain available for grant or award under the 2007 plan.  Under the 2007 plan, our employees, officers, directors and other individuals providing services to us or any of our affiliates are eligible to receive awards.  As of December 31, 2007, we had outstanding equity awards to acquire 1,756,000 shares of our common stock held by our employees and consultants under the 2007 plan.  As of December 31, 2007, there has not been any issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, phantom stock or performance awards under this plan.

The following is a summary of the Company’s option activity for the years ended December 31, 2005, 2006 and 2007:

	Number of shares	Weighted average	Aggregate
	under option	exercise price	intrinsic value (1)
Outstanding, January 1, 2005	1,262,024	$1.09
Granted	442,500	0.53
Forfeited	(63,327)	1.89
Exercised	(11,373)	1.55
Outstanding, December 31, 2005	1,629,824	0.91
Granted	—	—
Forfeited	(31,164)	1.47
Exercised	(149,555)	0.45
Outstanding, December 31, 2006	1,449,105	0.94
Granted	1,807,500	9.15
Forfeited	(232,313)	2.97
Exercised	(962,050)	0.74
Outstanding, December 31, 2007	2,062,242	8.00	$23,963,252

Exercisable December 31, 2005	983,474	1.22
Exercisable December 31, 2006	1,153,087	1.06
Exercisable December 31, 2007	201,847	3.05	$3,344,605

(1)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2007 of $19.62 and the exercise price of the underlying options.

All outstanding options granted by the Company had a fair market value assigned at grant date on the use of the Black-Scholes option pricing model.  Significant assumptions used in that model for stock options granted in 2007 are as follows:

Volatility	54.7%
Dividend yield	—
Risk-free interest rate	3.7%
Expected option life in years	4.9

We estimate volatility in accordance with Staff Accounting Bulletin No. 107, using historical volatilities of similar public companies.  The dividend yield is based on the adopted dividend policy in effect at the time of grant.  The risk free rate is based on observed interest rates appropriate for the weighted average expected life of the options.  The expected option life in years is based on the historical weighted average of the expected lives of similar securities of comparable public entities.  Forfeitures are estimated based on the historical experiences since January

1, 2004 at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No options were granted during the year ended December 31, 2006.

No stock options were granted to non-employees in 2006 or 2005. During 2007, compensation expense for the fair value of stock options granted to non-employees totaled $0.1 million. The total intrinsic value of options exercised in 2007 and 2006 was $7.4 million and $0.4 million, respectively.  In 2005, the total intrinsic value of options exercised was nominal.  As of December 31, 2007, there was $9.1 million of total unrecognized compensation cost related to options granted under the 2007 plan.  At December 31, 2007, these costs are expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
		Weighted average			Weighted average
	Outstanding as of	remaining contractual	Weighted average	Exercisable as of	remaining contractual	Weighted average
Range of exercise prices	December 31, 2007	life (in years)	exercise price	December 31, 2007	life (in years)	exercise price
$0.00-$0.25	52,750	6.4	$0.25	23,375	6.4	$0.25
$0.26-$1.00	197,542	7.7	$0.58	72,502	7.7	$0.56
$1.01-$3.00	55,950	2.4	$2.57	55,950	2.4	$2.57
$3.01-$6.00	1,103,500	9.2	$6.00	25,000	9.2	$6.00
$6.01-$11.00	227,500	9.5	$11.00	25,020	9.5	$11.00
$11.01-$17.00	425,000	9.9	$16.73	—	—	—
	2,062,242	9.0	$8.00	201,847	9.0	$3.05

8.   Income taxes

As of December 31, 2007 and 2006, the Company had income taxes payable of approximately $0.8 million and $1.1 million, respectively, which are included in accrued liabilities in the accompanying Consolidated Balance Sheets.

The income tax provision consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Current:
Federal	$2,986,698	$2,804,479	$985,344
State and Foreign	127,131	81,469	87,466
	3,113,829	2,885,948	1,072,810
Deferred:
Federal	(1,871,178)	(1,161,450)	(98,269)
Income tax provision	$1,242,651	$1,724,498	$974,541

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2007, and 34% for the years ended December 31, 2006 and 2005, respectively, were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Provision at the U.S. federal statutory rate	$4,115,906	$2,974,917	$1,500,783
Increase (decrease) resulting from:
State income taxes, net of federal taxes	57,864	17,510	31,776
Foreign income taxes, net of federal taxes	24,772	36,260	36,755
Nondeductible expenses	101,484	80,882	58,586
Extraterritorial income	—	(47,845)	(18,506)
Domestic production activities	(144,614)	(39,935)	—
Incremental benefits for tax credits	(997,794)	(730,768)	(567,327)
Change in tax rate/income subject to lower tax rates and other	(110,979)	(43,601)	(23,821)
Decrease in valuation allowance	(1,803,988)	(522,922)	(43,705)
	$1,242,651	$1,724,498	$974,541

Our effective tax rate historically has been lower than the statutory rate of 35% for the year ended December 31, 2007, and 34% for the years ended December 31, 2006 and 2005, respectively, largely due to the application of general business tax credits.  Our effective tax rate for the year ended December 31, 2007, 2006 and 2005 were 11%, 20% and 22%, respectively.  In the third quarter of 2007, we recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on our R&E tax credit carryforwards.  This reversal was the result of our determination during the third quarter that it was more likely than not that the R&E tax credit carryforwards would be utilized.

As of December 31, 2007, the Company had approximately $0.1 million of foreign tax credit (“FTC”) carryforwards arising from foreign taxes paid.  These FTC carryforwards may be carried forward for a period of five years and are available as an offset against any future regular tax liability if there is sufficient foreign source income in the year of use.  The foreign tax credits begin to expire in 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31,
	2007	2006
Current deferred tax asset:
Accruals not currently deductible	$1,830,073	$1,348,797
Less: Valuation allowance	—	(555,387)
Total current deferred tax asset	1,830,073	793,410

Noncurrent deferred tax asset:
GBC carryforward	—	675,067
Property and equipment	42,969	24,045
Deferred revenue	1,469,809	1,129,000
FTC carryforwards	86,701	185,452
Total noncurrent deferred tax assets	1,599,479	2,013,564
Less: valuation allowance	(86,701)	(1,335,302)
Total noncurrent deferred tax assets	1,512,778	678,262
Total net deferred tax asset	$3,342,851	$1,471,672

The current net deferred tax asset and noncurrent net deferred tax asset are included in prepaid expenses and other current assets, and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, we did not incur a tax liability.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax provision.  For the years ended December 31, 2007, 2006 and 2005, the Company did not recognize any interest and penalties.  In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2007 and 2006.

9.  Commitments and contingencies

Litigation

In the ordinary course of our business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation.  We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, no reserve will be recorded. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

Based on our review of the latest information available, we believe our ultimate liability, if any, in connection with any current contract and other negotiations or pending or threatened legal proceedings, claims and litigation will not have a material effect on our financial statements.

Indemnification

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights.  To date, the Company has not incurred any losses as a result of such indemnifications and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements.

Lease commitments

The Company leases office space and office equipment under non-cancelable operating leases that expire at various dates through 2011.  Total rent expense incurred during the years ended December 31, 2007, 2006 and 2005, was approximately $1.1 million, $1.1 million and $1.3 million, respectively.  Future minimum payments relating to non-cancelable operating lease agreements at December 31, 2007, are as follows:

For the Year Ending December 31,
2008	$1,234,207
2009	1,239,053
2010	1,207,800
2011	704,550
2012	—
2013 and thereafter	—
Total minimum lease payments	$4,385,609

The Company had no capital leases at December 31, 2007.  In 2007, the Company leased approximately 4,300 square feet of office space in Austin, Texas.  This lease expires June 2009.  In 2006, the Company renegotiated its office lease which expired in May 2006.  The new lease expires on July 31, 2011.

10.  Geographic information

The Company evaluates the performance of its geographic regions based solely on revenue.  The Company does not assess the performance of its geographic regions based upon income or expenses, such as depreciation and amortization, operating income or net income.  In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.

International revenue for the years ended December 31, 2007, 2006 and 2005, amounted to approximately $39.3 million, $28.8 million and $21.0 million, respectively, representing 63%, 63% and 60%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007		2006		2005
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$22,776,640	37%	$17,196,906	37%	$14,169,500	40%
Other	5,303,960	9%	4,182,045	9%	2,677,190	8%
Subtotal	28,080,600	46%	21,378,951	46%	16,846,690	48%
Europe, the Middle East and Africa:
United Kingdom	7,135,462	11%	5,223,140	11%	1,496,642	4%
Germany	2,513,411	4%	3,513,916	8%	4,296,647	12%
Other	14,321,057	23%	8,866,331	19%	5,858,794	17%
Asia Pacific	10,029,014	16%	7,045,171	16%	6,630,988	19%
Subtotal	33,998,944	54%	24,648,558	54%	18,283,071	52%
Total revenue	$62,079,544	100%	$46,027,509	100%	$35,129,761	100%

11.  Concentrations of credit risk

For the years ended December 31, 2007 and 2006, no customer accounted for 10% or more of revenue. For the year ended December 31, 2005, the Company had one customer that accounted for 10.1% of revenue.

The Company’s operations could be affected, either positively or negatively, due to the level of revenue derived from the airline industry.  A significant portion of the Company’s airline revenue is derived from maintenance and support revenue from over 40 different airlines. For the years ended December 31, 2007, 2006 and 2005, airline revenue derived from outside of the United States of America represented, 96%, 93% and 90%, respectively, of total airline revenue.

The Company’s short-term investments on deposit with any one party and at any point in time may exceed federally insured limits.  To date, the Company has not incurred any losses in connection with short term investments.

12.  Related-party transactions

The Company currently has employment agreements with its executive officers and two other members of management.  The employment agreements provide for six months to one and half years of salary upon termination without cause or, in some cases, for good reason.

13.  Employee retirement savings plan

The Company sponsors the PROS Holdings, Inc. 401(k) Plan.  The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program.  All employees are eligible to participate in the 401(k) Plan following the completion of six consecutive months of service.  The Company’s matching contribution is defined as 50% of the first 6% of employee contributions.  The Company may also make discretionary contributions.  Matching contributions by the Company in 2007, 2006 and 2005 totaled $0.6 million, $0.5 million and $0.4 million, respectively.

14.  Quarterly results (Unaudited)

The following table presents certain unaudited quarterly financial data for the years ended December 31, 2007 and 2006.  This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2007	2007	2007	2007	2006	2006	2006	2006
Total revenue	$17,783	$16,429	$14,416	$13,452	$13,209	$12,465	$10,735	$9,618
Gross profit	$12,981	$11,788	$10,093	$9,274	$8,865	$8,290	$6,921	$6,346
Income from operations	$3,775	$2,854	$1,992	$2,385	$2,394	$2,142	$1,457	$837
Net income	$3,453	$3,501	$1,268	$2,295	$2,336	$2,120	$1,553	$1,017

Net earnings attributable to common stockholders per share:
Basic	$0.13	$0.14	$0.06	$0.11	$0.11	$0.10	$0.07	$0.05
Diluted	$0.13	$0.13	$0.06	$0.11	$0.11	$0.10	$0.07	$0.04

Schedule II

Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions (1)	period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2007	$1,190	$395	$(35)	$1,550
2006	1,020	205	(35)	1,190
2005	1,200	—	(180)	1,020

Allowance for deferred tax assets not expected to be realized
2007	$1,891	$—	$(1,804)	$87
2006	2,414	1,562	(2,085)	1,891
2005	2,801	836	(1,223)	2,414

(1)  Represents uncollectible accounts written off, net of recoveries for allowance for doubtful accounts, and the utilization of tax assets that previously had a valuation allowance for deferred tax assets