Form 10-Q
period 2008-03-31
PROS Holdings, Inc.
filed 2008-05-08
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 333-141884

PROS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0168604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900, Houston, TX 77002

(713) 335-5151

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).    (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 26,199,788 as of April 30, 2008.

PROS Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2008

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

PART I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

(Unaudited)

	March31,	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$45,483	$44,378
Accounts and unbilled receivables, net of allowance of $1,550 and $1,550 respectively	19,803	14,896
Prepaid expenses and other current assets	3,274	4,050
Total current assets	68,560	63,324
Property and equipment, net	3,276	3,063
Other long term assets, net	2,985	2,593
Total assets	$74,821	$68,980

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,624	$1,466
Accrued liabilities	1,814	1,491
Accrued income tax payable	1,438	785
Accrued contract labor	1,070	628
Accrued payroll and other employee benefits	2,655	4,778
Deferred revenue	20,680	20,259
Total current liabilities	29,281	29,407
Long-term deferred revenue	8,232	5,885

Commitments and contingencies (See Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,031,838 and 29,926,529 shares issued, respectively, 26,184,798 and 26,079,489 shares outstanding respectively	30	30
Additional paid-in capital	54,409	53,361
Treasury stock, 3,847,040 common shares at cost	(8,938)	(8,938)
Accumulated deficit	(8,193)	(10,765)
Total stockholders’ equity	37,308	33,688
Total liabilities and stockholders’ equity	$74,821	$68,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenue:
License and implementation	$12,806	$9,023
Maintenance and support	5,114	4,429
Total revenue	17,920	13,452

Cost of revenue:
License and implementation	3,413	3,189
Maintenance and support	1,180	989
Total cost of revenue	4,593	4,178

Gross profit	13,327	9,274

Operating expenses:
Selling, general and administrative	5,125	3,148
Research and development	4,672	3,741

Income from operations	3,530	2,385
Other income (expense):
Interest income	422	533
Interest expense	—	(17)
Income before income tax provision	3,952	2,901
Income tax provision	1,380	606
Net income	2,572	2,295

Accretion of preferred stock	—	(82)

Net earnings attributable to common stockholders	$2,572	$2,213

Net earnings attributable to common stockholders per share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Weighted average number of shares:
Basic	26,161,436	19,764,672
Diluted	26,676,832	20,224,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March31,
	2008	2007

Operating activities:
Net income	$2,572	$2,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	295
Stock based compensation	907	104
Changes in operating assets and liabilities:
Accounts receivable, net	(3,857)	1,969
Unbilled receivables	(1,050)	(320)
Prepaid expenses and other	383	(223)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(709)	(1,572)
Deferred revenue	2,768	(139)
Net cash provided by operating activities	1,333	2,409

Investing activities:
Purchases of property and equipment	(369)	(429)
Net cash used in investing activities	(369)	(429)

Financing activities:
Proceeds from long-term debt	—	19,685
Dividend on common stock	—	(41,328)
Redemption of redeemable preferred stock	—	(17,365)
Exercise of stock options	141	660
Initial public offering costs	—	(501)
Deferred loan costs	—	(102)
Net cash provided by (used in) financing activities	141	(38,951)
Net increase (decrease) in cash and cash equivalents	1,105	(36,971)
Cash and cash equivalents:
Beginning of period	44,378	42,540
End of period	$45,483	$5,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Basis of consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of PROS Holdings, Inc., and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The Company’s management makes estimates and assumptions in the preparation of its Unaudited Condensed Consolidated Financial Statements in conformity with GAAP.  These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Numerous internal and external factors can affect estimates.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.

Dollar amounts

The dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars, except per unit amounts, or as noted within the context of each footnote disclosure.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair value measurements, for the fair value measurement of financial assets and financial liabilities measured on a recurring basis. There was no impact to the Unaudited Condensed Consolidated Financial Statements as a result of the adoption of SFAS No. 157 as it relates to financial assets and financial liabilities.   In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. The Company believes there will be no impact from the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities. For additional information on our adoption of SFAS 157, please see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Foreign currency

        A small percentage of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are included in the Unaudited Condensed Consolidated Statements of Operations.

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

Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Our software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized together with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products.  If at the commencement of a contract, the contract fee is not fixed or determinable, revenue is deferred until the contract fee becomes fixed or determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  Because products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed term licenses, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 3.6% and 5.5%, of total revenue for the three months ended March 31, 2008 and 2007, respectively.

The Company also licenses software products through subscriptions.  Similar to fixed term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Maintenance, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in maintenance revenue and represented approximately 0.9% and 0.0%, of total revenue for the three months ended March 31, 2008 and 2007, respectively.  Revenue from subscriptions, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 7.9%, and 6.2%, of total revenue for the three months ended March 31, 2008 and 2007, respectively.

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

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying Unaudited Condensed Consolidated Balance Sheets.  The Company generally invoices for maintenance and support services on a monthly or quarterly basis through the maintenance and support period.

Included in other assets is approximately $1.1 million of capitalized implementation costs and included in long-term deferred revenue is approximately $6.1 million related to a subscription contract from a customer that delivered a notice in April of 2008 of contract termination and filed a breach of contract complaint.  Further recognition of revenue from long-term deferred revenue related to this contract is being discontinued at this time due to the uncertainty of its realization.  It is expected that the capitalized implementation costs will be covered by amounts ultimately realized from the long term deferred revenue.  As of March 31, 2008, there was approximately $0.2 million in accounts receivable related to this customer.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three months ended March 31, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.

2. Earnings per share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net earnings attributable to common stockholders	$2,572	$2,213

Denominator:
Weighted average shares (basic)	26,161	19,765
Dilutive effect of stock options and warrants	516	459
Weighted average shares (diluted)	26,677	20,224
Basic earnings per share	$0.10	$0.11
Diluted earnings per share	$0.10	$0.11

The Company has excluded 1,360,000 and 860,000 potential common shares from the computation of the three months ended March 31, 2008 and 2007 dilutive earnings per share, respectively, because the effect would have been antidilutive.

3. Stock-based compensation – stock options

The Company maintains incentive stock option plans to provide long-term incentives to its key employees, officers, directors and consultants.  In February 2008, the Company increased the number of shares available by 900,000 under an evergreen provision in the Company’s 2007 equity incentive plan.  As of March 31, 2008, 2,770,000 shares of common stock have been reserved for issuance and 279,000 shares remained available for grant.  Options generally have a ten-year term and typically vest over four years.  At March 31, 2008, there were an estimated $12.9 million of total unrecognized compensation costs related to share-based compensation arrangements for options granted.  These costs will be recognized over a weighted average period of 3.5 years.

The following is a summary of the Company’s option activity for the three months ended March 31, 2008.

	Number of shares	Weighted average	Aggregate
	under option	exercise price	intrinsic value (1)
Outstanding, December 31, 2007	2,062	$8.00
Granted	735	14.93
Forfeited	(39)	7.85
Exercised	(105)	1.34
Outstanding, March 31, 2008	2,653	$10.19	$6,260

Exercisable March 31, 2008	341	$5.33	$2,459

(1)               The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2008 of $12.55 and the exercise price of the underlying options.

The following table summarizes information about stock options outstanding at March 31, 2008.

	Options outstanding			Options exercisable
	Weighted average			Weighted average
	Outstanding as of	remaining contractual	Weighted average	Exercisable as of	remaining contractual	Weighted average
Range of exercise prices	March 31, 2008	life (in years)	exercise price	March 31, 2008	life (in years)	exercise price
$0.00-$0.25	25	6.2	$0.25	18	6.2	$0.25
$0.26-$1.00	147	7.6	$0.60	41	7.6	$0.62
$1.01-$3.00	39	2.4	$2.64	39	2.4	$2.64
$3.01-$6.00	1,063	9.0	$6.00	201	9.0	$6.00
$6.01-$11.00	225	9.2	$11.00	38	9.2	$11.00
$11.01-$16.73	1,154	9.8	$15.59	4	9.8	14.93
	2,653	9.2	$10.19	341	9.2	$5.33

4. Commitments and Contingencies

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

During April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  The complaint seeks only monetary damages and does not state a specific amount.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.

Based on our review of the latest information available, we don’t believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on our financial statements.

5. Fair value measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities.  SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes.  From time to time, the Company can and will invest in marketable securities.  Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity.”  Securities classified as “trading securities” or “available for sale” are recorded at fair value.  As of March 31, 2008, there were no investments in marketable securities.

As of March 31, 2008, the Company had $33.9 million invested in money market fund investments and $7.9 million invested in commercial paper investments.  These investments are required to be measured at fair value on a recurring basis.  The Company has determined that the money market fund investments and the commercial paper investments are defined as Level 1 in the fair value hierarchy.  As of March 31, 2008, the fair value of the money market investments was an asset of $33.9 million and the fair value of the commercial paper investments was an asset of $7.9 million.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary statement

The following discussion should be read along with the Unaudited Condensed Consolidated Financial Statements and Unaudited Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 set forth in our annual report on From 10-K and filed with the Securities and Exchange Commission (“SEC”).  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Critical accounting policies and estimates

We prepare our Unaudited Condensed Consolidated Financial Statements in accordance with accounting principles general accepted in the United States of America (“GAAP”).  We make estimates and assumptions in the preparation of our Unaudited Condensed Consolidated Financial Statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities. Numerous internal and external factors can affect estimates.   The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no changes to our critical accounting policies during the three months ended March 31, 2008.

Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three months ended March 31, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.  Should the R&E tax credit be reinstated on a retroactive basis for 2008 the estimated effective tax rate is expected to be 28%.

Results of operations

Comparison of three months ended March 31, 2008 with three months ended March 31, 2007

Revenue

	For the Three Months Ended March 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$12,806	71%	$9,023	67%	$3,783	42%
Maintenance and support	5,114	29%	4,429	33%	685	15%
Total	$17,920	100%	$13,452	100%	$4,468	33%

License and implementation.  License and implementation revenue increased $3.8 million to $12.8 million for the three months ended March 31, 2008 from $9.0 million for the three months ended March 31, 2007, representing a 42% increase.  Revenue is recognized over the implementation period on a percentage of completion basis.  The increase was principally the result of an increase in both the number of and aggregate contract value associated with ongoing implementations.  Subscription license revenue is deferred until the delivery of the product and then recognized ratably over the subscription term.  Included in the three months ended March 31, 2008 license and implementation revenue is approximately $0.6 million of subscription revenue associated with a customer that delivered a notice in April of 2008 of contract termination.  We do not expect to recognize any further subscription revenue under this contract (for more details, see Note 4 to our Notes to the Unaudited Condensed Consolidated Financial Statements).

In the three months ended March 31, 2008, approximately 55% of our total revenue was generated outside the United States, compared with 67% for the three months ended March 31, 2007.  For the three months ended March 31, 2008 and 2007, approximately 97% and 95%, respectively, of our airline revenue was generated outside the United States.

Maintenance and support.  Maintenance and support revenue increased $0.7 million to $5.1 million for the three months ended March 31, 2008 from $4.4 million for the three months ended March 31, 2007, representing a 15% increase.  The increase was the result of the completion of several implementations of our software products, following which we are able to begin recognizing maintenance and support revenue and an increase in the price charged on maintenance renewals.

Cost of revenue and gross profit

	For the Three Months Ended March 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation revenue	$3,413	27%	$3,189	35%	$224	7%
Cost of maintenance and support revenue	1,180	23%	989	22%	191	19%
Total cost of revenue	$4,593	26%	$4,178	31%	$415	10%
Gross profit	$13,327	74%	$9,274	69%	$4,053	44%

Cost of license and implementation.  Cost of license and implementation revenue increased $0.2 million to $3.4 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007, representing a 7% increase.   The increase in cost of license and implementation revenue is attributable to a net change in the amortization of capitalized costs of $0.4 million related to subscription contracts, a $0.2 million increase in stock-based compensation expenses, offset by a $0.2 million decrease in personnel expenses, a $0.1 million decrease related to a gain from currency exchange rates and a $0.1 million decrease in other expenses.  License and implementation gross margin increased from 65% to 74% for the three months ended March 31, 2008 primarily due to improvements in our implementation processes, the standardization of our software products and our current mix of business.  License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

Cost of maintenance and support.  Cost of maintenance and support revenue increased $0.2 million to $1.2 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007, representing a 19% increase.  The increase in cost of maintenance and support revenue is primarily attributable to an increase in average support personnel.  Maintenance and support gross margin decreased from 78% to 77% for the three months ended March 31, 2008 due to an overall increase in resources dedicated to maintenance and support activities to provide increased levels of support to our current and future installed customer base.

Gross profit.  Gross profit increased $4.0 million to $13.3 million for the three months ended March 31, 2008 from $9.3 million for the three months ended March 31, 2007, representing a 44% increase.  The increase in our overall gross profit was attributable to the improvement in our license and implementation gross margin.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.

Operating expenses

	For the Three Months Ended March 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$5,125	29%	$3,148	23%	$1,977	63%
Research and development	4,672	26%	3,741	28%	931	25%
Total operating expenses	$9,797	55%	$6,889	51%	$2,908	42%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.0 million to $5.1 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007, representing a 63% increase.  The increase is primarily attributable to a $0.9 million increase in personnel expenses and travel, $0.4 million increase in stock based compensation expenses, and $0.4 million of expenses associated with being a publicly traded company, primarily professional fees.

Research and development expenses.  Research and development expenses increased $0.9 million to $4.7 million for the three months ended March 31, 2008 from $3.7 million for the three months ended March 31, 2007, representing a 25% increase.  The increase in research and development expenses is attributable to a $0.6 million increase in personnel expenses resulting from an increase in our product and product management activities, and a $0.2 million increase in stock based compensation expense.

Other income (expense)

	For the Three Months
	Ended March 31,
	2008	2007
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$422	$533	$(111)	(21)%
Interest expense	—	(17)	17	—
Other income (expense), net	$422	$516	$(94)	(18)%

Interest income.  Interest income decreased $0.1 million from $0.5 million for the three months ended March 31, 2007 to $0.4 million for the three months ended March 31, 2008, representing a 21% decrease.  Interest income is generated from the investment of our cash balances in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. For the three months ended March 31, 2008, while average cash balances increased over 2007, we experienced a decline in the average interest earned due to declining interest rates.

Income tax provision

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007
Effective tax rate	35%	21%
Income tax provision	$1,380	$606

Income tax provision.  Our income tax provision increased $0.8 million from $0.6 million for the three months ended March 31, 2007 to $1.4 million for the three months ended March 31, 2008.  The increase is primarily attributable to an increase of $1.1 million in pre-tax income and an increase in our effective tax rate as a result of Congress recessing without reinstating the R&E tax credit.

Our effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the R&E tax credit.  Therefore, the Company has not recorded any tax benefits for the three months ended March 31, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.  Should the R&E tax credit be reinstated on a retroactive basis for 2008 the estimated effective tax rate is expected to be 28%.

Liquidity and capital resources

At March 31, 2008, we had $45.5 million of cash and cash equivalents and $39.3 million in working capital as compared to $44.4 million of cash and cash equivalents and $33.9 million in working capital at December 31, 2007.  The increase in cash and cash equivalents from the year ended December 31, 2007 to the three months ended March 31, 2008 can be attributed to net cash provided by operating activities of $1.3 million and net cash provided by financing activities of $0.1 million, offset by net cash used in investing activities of $0.4 million.  Our principal source of liquidity is our cash flows provided by operating activities.  Based on existing cash and cash equivalent balances, and our current estimates of revenues and expenses, we believe that the anticipated cash flows provided by operating activities will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.

The following table presents key components of our statements of cash flows for the three months ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2008	2007

Net cash provided from operating activities	$1,333	$2,409
Net cash used in investing activities	(369)	(429)
Net cash provided by (used in) financing activities	141	(38,951)
Cash and cash equivalents (end of period)	$45,483	$5,569

Sources of cash from operating activities for the three months ended March 31, 2008 consisted of (a) a $2.8 million increase in deferred revenue, (b) $2.6 million of net income, (c) $1.2 million of non-cash expenses comprised of depreciation and stock based compensation expense related to the issuance of stock options, and (d) a $0.4 million decrease in prepaid expenses. Uses of cash from operating activities for the three months ended March 31, 2008 consisted of (a) a $3.9 million increase in net accounts receivable, (b) a $1.1 million increase in unbilled receivables from software implementations in process, and (b) a $0.7 million decrease in accounts payable, accrued liabilities, accrued contract labor and accrued payroll.

Net uses of cash from investing activities for the three months ended March 31, 2008 consisted of $0.4 million of purchases of property and equipment.  Net cash provided by financing activities for the three months ended March 31, 2008 consisted of $0.1 million from the exercise of stock options.

Contractual obligations

There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of March 31, 2008, we do not have any capital leases.

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

Item 3.  Quantitative and qualitative disclosures about market risk

Foreign currency risk

A small percentage of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2008 would result in a $0.1 million loss.  To date, we have not entered into any hedging contracts although we may do so in the future.  Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $45.5 million at March 31, 2008.  These amounts have been invested in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income.  If overall interest rates fell by 10% in first quarter of 2008, our interest income would have had a nominal decline assuming consistent investment levels.

Item 4.  Controls and procedures

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal proceedings

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

During April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  The complaint seeks only monetary damages and does not state a specific amount.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcomes and no provision for loss or other costs has been recorded.

Based on our review of the latest information available, we don’t believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material effect on our financial statements.

Item 1A.  Risk factors

In general, there have been no significant changes in our risk factors since December 31, 2007. For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered sales of equity securities and use of proceeds.

None

Item 3.  Defaults upon senior securities.

None

Item 4.  Submission of matters to a vote of security holders.

None

Item 5.  Other information.

None

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

10.14

Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.15

Stockholders Agreement dated August 26, 2005 by and among Ron and Mariette Woestemeyer, Joetta W. Moulden as trustee for the Woestemeyer 1999 Gift Trust, Albert Winemiller, the Albert Winemiller Limited Partnership and Charles H. Murphy (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.16

Voting Agreement dated March 26, 2007, by and among TA/Advent VIII, L.P., Advent Atlantic and Pacific III, L.P., TA Venture Investors L.P. and TA Executives Fund LLC, JMI Equity Fund, III,  L.P. and Ronald and Mariette Woestemeyer (incorporated by reference to the exhibit number 10.18 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

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

PROS HOLDINGS, INC.

Date May 8, 2008	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer