Form 10-Q
period 2008-06-30
PROS Holdings, Inc.
filed 2008-08-07
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 26,223,593 as of August 1, 2008.

PROS Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2008

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

PART I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$48,816	$44,378
Accounts and unbilled receivables, net of allowance of $1,575 and $1,550 respectively	16,856	14,896
Prepaid expenses	443	859
Other current assets	2,497	3,191
Total current assets	68,612	63,324
Property and equipment, net	3,197	3,063
Other long term assets, net	1,897	2,593
Total assets	$73,706	$68,980

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,573	$1,466
Accrued liabilities	2,023	2,904
Accrued payroll and other employee benefits	3,479	4,778
Deferred revenue	19,389	20,259
Other current liabilities	4,866	—
Total current liabilities	31,330	29,407
Long-term deferred revenue	1,741	5,885

Commitments and contingencies (See Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,069,466 and 29,926,529 shares issued, respectively, 26,222,426 and 26,079,489 shares outstanding respectively	30	30
Additional paid-in capital	55,494	53,361
Treasury stock, 3,847,040 common shares at cost	(8,938)	(8,938)
Accumulated deficit	(5,951)	(10,765)
Total stockholders’ equity	40,635	33,688
Total liabilities and stockholders’ equity	$73,706	$68,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue:
License and implementation	$13,375	$9,893	$26,181	$18,915
Maintenance and support	5,237	4,522	10,351	8,951
Total revenue	18,612	14,415	36,532	27,866

Cost of revenue:
License and implementation	3,596	3,218	7,009	6,407
Maintenance and support	1,059	1,105	2,239	2,094
Total cost of revenue	4,655	4,323	9,248	8,501

Gross profit	13,957	10,092	27,284	19,365

Operating expenses:
Selling, general and administrative	5,593	3,777	10,718	6,925
Research and development	5,159	4,324	9,831	8,065

Income from operations	3,205	1,991	6,735	4,375
Other income (expense):
Interest income	302	62	724	595
Interest expense	—	(441)	—	(457)
Income before income tax provision	3,507	1,612	7,459	4,513
Income tax provision	1,266	344	2,646	950
Net income	2,241	1,268	4,813	3,563

Accretion of preferred stock	—	—	—	(82)

Net earnings attributable to common stockholders	$2,241	$1,268	$4,813	$3,481

Net earnings attributable to common stockholders per share:
Basic	$0.09	$0.06	$0.18	$0.17
Diluted	$0.08	$0.06	$0.18	$0.16

Weighted average number of shares:
Basic	26,215,014	20,669,134	26,188,225	20,216,903
Diluted	26,511,933	21,818,421	26,588,661	21,366,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007

Operating activities:
Net income	$4,813	$3,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	595
Stock based compensation	1,893	509
Other, net	—	21
Changes in operating assets and liabilities:
Accounts receivable, net	(854)	(867)
Unbilled receivables	(1,268)	(1,355)
Prepaid expenses and other	738	(304)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(2,044)	(2,062)
Deferred revenue	1,082	1,037
Net cash provided by operating activities	5,002	1,137

Investing activities:
Purchases of property and equipment	(805)	(696)
Net cash used in investing activities	(805)	(696)

Financing activities:
Proceeds from long-term debt	—	20,000
Dividend on common stock	—	(41,328)
Payments on long-term debt	—	(50)
Redemption of redeemable preferred stock	—	(17,365)
Exercise of stock options	241	661
Initial public offering costs	—	(313)
Deferred loan costs	—	(418)
Net cash provided by (used in) financing activities	241	(38,813)
Net increase (decrease) in cash and cash equivalents	4,438	(38,372)
Cash and cash equivalents:
Beginning of period	44,378	42,540
End of period	$48,816	$4,168

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

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for the fair value measurement of financial assets and financial liabilities measured on a recurring basis. There was no impact to the Unaudited Condensed Consolidated Financial Statements as a result of the adoption of SFAS No. 157 as it relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2. The Company believes there will be no impact from the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities. For additional information on our adoption of SFAS No. 157, please see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Our software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized together with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products.  If, at the commencement of a contract, the contract fee is not fixed or determinable, revenue is deferred until the contract fee becomes fixed or determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  Because products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed-term licenses, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 3.8% and 5.4%, of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 3.7% and 5.5%, of total revenue for the six months ended June 30, 2008 and 2007, respectively.

The Company also licenses software products through subscriptions.  Similar to fixed-term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Maintenance, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in maintenance revenue and represented approximately 1.1% and 1.9%, of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 1.0% and 1.5%, of total revenue for the six months ended June 30, 2008 and 2007, respectively.  Revenue from subscriptions, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 4.3%, and 6.4%, of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 6.1%, and 6.6%, of total revenue for the six months ended June 30, 2008 and 2007, respectively.

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

At March 31, 2008, the Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to a subscription contract from a customer that delivered a notice of contract termination in April 2008.  These amounts have been netted and are classified as other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount will continue to be presented in the Unaudited Condensed Consolidated Balance Sheet as other current liabilities until the matter is resolved.

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

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three or six months ended June 30, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.

Recent accounting pronouncement

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

2. Earnings per share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Net earnings attributable to common stockholders	$2,241	$1,268	$4,813	$3,481

Denominator:
Weighted average shares (basic)	26,215	20,669	26,188	20,217
Dilutive effect of stock options and warrants	297	1,149	401	1,149
Weighted average shares (diluted)	26,512	21,818	26,589	21,366
Basic earnings per share	$0.09	$0.06	$0.18	$0.17
Diluted earnings per share	$0.08	$0.06	$0.18	$0.16

The Company has excluded 1,552,875 and 1,382,500 potential common shares from the computation of the three and six months ended June 30, 2008 and 2007 dilutive earning per share, respectively, because the effect would have been antidilutive.

3. Stock-based compensation – stock options

The Company maintains incentive stock option plans to provide long-term incentives to its key employees, officers, directors and consultants.  In February 2008, the Company increased the number of shares available by 900,000 under an evergreen provision in the Company’s 2007 equity incentive plan.  As of June 30, 2008, 2,770,000 shares of common stock have been reserved for issuance and 132,647 shares remained available for grant.  Options generally have a ten-year term and typically vest over four years.  At June 30, 2008, there were an estimated $13.1 million of total unrecognized compensation costs related to share-based compensation arrangements for options granted.  These costs will be recognized over a weighted average period of 3.3 years.

The following is a summary of the Company’s option activity for the six months ended June 30, 2008.

	Number of shares	Weighted average	Aggregate
	under option	exercise price	intrinsic value (1)
Outstanding, December 31, 2007	2,062	$8.00
Granted	955	14.42
Forfeited	(81)	8.76
Exercised	(143)	1.69
Outstanding, June 30, 2008	2,793	$10.50	$7,346

Exercisable June 30, 2008	499	$6.19	$2,586

(1)          The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2008 of $11.23 and the exercise price of the underlying options.

The following table summarizes information about stock options outstanding at June 30, 2008.

	Options outstanding			Options exercisable
		Weighted average			Weighted average
	Outstanding as of	remaining contractual	Weighted average	Exercisable as of	remaining contractual	Weighted average
Range of exercise prices	June 30, 2008	life (in years)	exercise price	June 30, 2008	life (in years)	exercise price
$0.00-$0.25	17,750	6.0	$0.25	15,875	6.0	$0.25
$0.26-$1.00	131,242	7.4	$0.62	42,157	7.4	$0.65
$1.01-$3.00	29,750	1.8	$2.60	29,750	1.8	$2.60
$3.01-$6.00	1,042,791	8.7	$6.00	323,901	8.7	$6.00
$6.01-$11.00	210,375	9.0	$11.00	65,410	9.0	$11.00
$11.01-$16.73	1,361,000	9.6	$15.13	22,218	9.6	$14.38
	2,792,908	9.0	$10.50	499,311	9.0	$6.19

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

During April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, the Company filed a counterclaim.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  For additional information, see Note 1 to our Notes to the Unaudited Condensed Consolidated Financial Statements.

Based on our review of the latest information available, we do not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on our financial statements.

5. Fair value measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact as a result of the adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities.  SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes.  From time to time, the Company can and will invest in marketable securities.  Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity.”  Securities classified as “trading securities” or “available for sale” are recorded at fair value.  As of June 30, 2008, there were no investments in marketable securities.

As of June 30, 2008, the Company had $21.1 million invested in diversified money market fund investments, $16.0 million invested in government money market funds, $8.0 million invested in treasury money market funds and $2.0 million invested in commercial paper investments.  These investments are required to be measured at fair value on a recurring basis.  The Company has determined that the money market fund investments and the commercial paper investments are defined as Level 1 in the fair value hierarchy.  As of June 30, 2008, the fair value of the money market investments was an asset of $45.1 million and the fair value of the commercial paper investments was an asset of $2.0 million.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2.  We believe the adoption of FASB Staff Position No. FAS 157-2 will not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary statement

The following discussion should be read along with the Unaudited Condensed Consolidated Financial Statements and Unaudited Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 set forth in our annual report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”).  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Critical accounting policies and estimates

We prepare our Unaudited Condensed Consolidated Financial Statements in accordance with accounting principles general accepted in the United States of America (“GAAP”).  We make estimates and assumptions in the preparation of our Unaudited Condensed Consolidated Financial Statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates.   The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no changes to our critical accounting policies during the three or six months ended June 30, 2008.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three or six months ended June 30, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.  Should the R&E tax credit be reinstated on a retroactive basis for 2008 the estimated Federal effective tax rate is expected to be 28%.

Results of operations

Comparison of three months ended June 30, 2008 with three months ended June 30, 2007

Revenue:

	For the Three Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$13,375	72%	$9,893	69%	$3,482	35%
Maintenance and support	5,237	28%	4,522	31%	715	16%
Total	$18,612	100%	$14,415	100%	$4,197	29%

License and implementation.  License and implementation revenue increased $3.5 million to $13.4 million for the three months ended June 30, 2008 from $9.9 million for the three months ended June 30, 2007, representing a 35% increase.  Generally, revenue is recognized over the implementation period on a percentage of completion basis.  The increase was principally the result of an increase in the number of ongoing implementations.

Maintenance and support.  Maintenance and support revenue increased $0.7 million to $5.2 million for the three months ended June 30, 2008 from $4.5 million for the three months ended June 30, 2007, representing a 16% increase.  The increase was the result of completion of several implementations of our software products following which we are able to begin recognizing maintenance and support revenue and an inflationary index increase in the price charged on maintenance renewals.

Total revenue.  For the three months ended June 30, 2008, approximately 54% of our total revenue was generated outside the United States, compared with 68% for the three months ended June 30, 2007.  For the three months ended June 30, 2008 and 2007, approximately 97% and 96%, respectively, of our airline revenue was generated outside the United States.

Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,596	27%	$3,218	33%	$378	12%
Cost of maintenance and support	1,059	20%	1,105	24%	(46)	(4)%
Total cost of revenue	$4,655	25%	$4,323	30%	$332	8%
Gross profit	$13,957	75%	$10,092	70%	$3,865	38%

Cost of license and implementation.  Cost of license and implementation increased $0.4 million to $3.6 million for the three months ended June 30, 2008 from $3.2 million for the three months ended June 30, 2007, representing a 12% increase.  The increase in cost of license and implementation is attributable to a $0.3 million increase in amortized costs related to subscription contracts, a $0.2 million increase in travel expenses, and a $0.1 million increase in stock based compensation expenses offset by a $0.2 million decrease in personnel expenses.  License and implementation gross margins increased from 67.5% to 73.1% for the three months ended June 30, 2008 primarily due to improvements in our implementation processes, the standardization of software products and our current mix of business.  License and implementation costs may vary from period to period depending on factors including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support.  Cost of maintenance and support was flat for each of the three months ended June 30, 2007 and June 30, 2008 at $1.1 million.  Maintenance and support gross margins increased from 75.6% to 79.8% for the three months ended June 30, 2008 due to an increase in maintenance and support revenue as a result of the completion of several implementations of our software products and an increase in the prices charged on maintenance renewals while maintaining a relatively consistent cost of maintenance and support.

Gross profit.  Gross profit increased $3.9 million to $14.0 million for the three months ended June 30, 2008 from $10.1 million for the three months ended June 30, 2007, representing a 38% increase.  The increase in our overall gross profit was attributable to the improvement in overall revenue and the improvement in our license and implementation and maintenance and support gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.  Maintenance and support gross margins may vary from period to period depending on factors, including the cost of providing maintenance and support relative to maintenance and support revenue.

Operating expenses:

	For the Three Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$5,593	30%	$3,777	26%	$1,816	48%
Research and development	5,159	28%	4,324	30%	835	19%
Total operating expenses	$10,752	58%	$8,101	56%	$2,651	33%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.8 million to $5.6 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007, representing a 48% increase.  The increase in selling, general and administrative expenses is primarily attributable to a $0.5 million increase in personnel expenses as a result of an increase in personnel, $0.4 million of expenses associated with being a publicly traded company, $0.3 million of increase in stock based compensation expenses, $0.3 million increase in marketing expenses primarily related to our annual pricing excellence conference and $0.2 million of expenses associated with travel.

Research and development expenses.  Research and development expenses increased $0.8 million to $5.2 million for the three months ended June 30, 2008 from $4.3 million for the three months ended June 30, 2007, representing a 19% increase.  The increase in research and development expenses is attributable to a $0.6 million increase in personnel expenses resulting from an increase in our product and product management activities, and a $0.2 million increase in stock based compensation expenses.

Other income (expense):

	For the Three Months
	Ended June 30,
	2008	2007
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$302	$62	$240	387%
Interest expense	—	(441)	441	—
Other income (expense), net	$302	$(379)	$681	(180)%

Interest income.  Interest income increased $0.2 million from $0.1 million for the three months ended June 30, 2007 to $0.3 million for the three months ended June 30, 2008.  Interest income is generated from the investments of cash balances in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds.  The increase in interest income is the result of an increase in our average cash balances offset by lower 2008 interest rates.

Interest expense.  Interest expense of $0.4 million for the three months ended June 30, 2007 is the result of interest expense on the $20.0 million credit facility entered into in March 2007.  In July 2007, we used the proceeds from our initial public offering to retire the credit facility.

Income tax provision:

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2008	2007
Effective tax rate	36%	21%
Income tax provision	$1,266	$344

Income tax provision.  Our income tax provision increased $1.0 million from $0.3 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008.  The increase is primarily the result of an increase of $1.9 million in pre-tax income and an increase in our Federal effective tax rate, from 21% to 35%, as a result of the delay in the reinstatement of the R&E tax credit by Congress and the utilization of R&E tax credit carry forwards in the three months ended June 30, 2007.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the R&E tax credit.  Therefore, the Company has not recorded any tax benefits for the three months ended June 30, 2008 from the R&E tax credit.  Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times.  However, unless the credit is reinstated, PROS will continue to record Federal income taxes in 2008 at the enacted Federal rate of 35%, net of other tax credits that may benefit the Company, if any.  Should the R&E tax credit be reinstated on a retroactive basis for 2008 the estimated Federal effective tax rate is expected to be 28%.

Comparison of six months ended June 30, 2008 with six months ended June 30, 2007

Revenue:

	For the Six Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$26,181	72%	$18,915	68%	$7,266	38%
Maintenance and support	10,351	28%	8,951	32%	1,400	16%
Total	$36,532	100%	$27,866	100%	$8,666	31%

License and implementation.  License and implementation revenue increased $7.3 million to $26.2 million for the six months ended June 30, 2008 from $18.9 million for the six months ended June 30, 2007, representing a 38% increase.  Generally, revenue is primarily recognized over the implementation period on a percentage of completion basis.  The increase was principally the result of an increase in the number of ongoing implementations.  Included in the six months ended June 30, 2008 license and implementation revenue is approximately $0.6 million of subscription revenue, which was recognized in the three months ended March 31, 2008, associated with a customer that delivered a notice of contract termination in April of 2008.  At March 31, 2008, the Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this terminated contract.  These amounts have been netted and are classified as other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount will continue to be presented in the Unaudited Condensed Consolidated Balance Sheet as other current liabilities until the matter is resolved.

Maintenance and support.  Maintenance and support revenue increased $1.4 million to $10.4 million for the six months ended June 30, 2008 from $9.0 million for the six months ended June 30, 2007, representing a 16% increase.  The increase was the result of completion of several implementations of our software products following which we are able to begin recognizing maintenance and support revenue and an inflationary index increase in the price charged on maintenance renewals.

Total revenue.  In the six months ended June 30, 2008, approximately 54% of our total revenue was generated outside the United States, compared with 66% for the six months ended June 30, 2007.  For the six months ended June 30, 2008 and 2007, approximately 97% and 96%, respectively, of our airline revenue was generated outside the United States.

Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$7,009	27%	$6,407	34%	$602	9%
Cost of maintenance and support	2,239	22%	2,094	23%	145	7%
Total cost of revenue	$9,248	25%	$8,501	31%	$747	9%
Gross profit	$27,284	75%	$19,365	69%	$7,919	41%

Cost of license and implementation.  Cost of license and implementation increased $0.6 million to $7.0 million for the six months ended June 30, 2008 from $6.4 million for the six months ended June 30, 2007, representing a 9% increase.  The increase in cost of license and implementation is attributable to a $0.7 million increase in amortized costs related to subscription contracts, a $0.2 million increase in stock based compensation expenses and a $0.2 million increase in travel offset by a $0.5 million decrease in personnel expenses.  License and implementation gross margins increased from 66.1% to 73.2% for the six months ended June 30, 2008 primarily due to improvements in our implementation processes, the standardization of software products and our current mix of business.  License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support.  Cost of maintenance and support increased $0.1 million to $2.2 million for the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007, representing a 7% increase. The increase in the cost of maintenance and support is primarily attributable to an increase in average number of support personnel.   Maintenance and support margins increased from 76.6% to 78.4% for the six months ended June 30, 2008 due to an increase in maintenance and support revenue as a result of the completion of several implementations of our software products and an increase in the prices charged on maintenance renewals while maintaining a relatively consistent cost of maintenance and support.

 Gross profit.  Gross profit increased $8.0 million to $27.3 million for the six months ended June 30, 2008 from $19.4 million for the six months ended June 30, 2007, representing a 41% increase.  The increase in our overall gross profit was attributable to the improvement in overall revenue and the improvement in our license and implementation and maintenance and support gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.  Maintenance and support gross margins may vary from period to period depending on factors, including the cost of providing maintenance and support relative to maintenance and support revenue.

Operating expenses:

	For the Six Months Ended June 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$10,718	29%	$6,925	25%	$3,793	55%
Research and development	9,831	27%	8,065	29%	1,766	22%
Total operating expenses	$20,549	56%	$14,990	54%	$5,559	37%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.8 million to $10.7 million for the six months ended June 30, 2008 from $6.9 million for the six months ended June 30, 2007, representing a 55% increase.  The increase in selling, general and administrative expenses is primarily attributable to a $1.1 million increase in personnel expenses as a result of an increase in personnel, a $0.9 million increase in expenses associated with being a publicly traded company, a $0.7 million increase in stock based compensation expenses, $0.6 million increase in travel expenses, a $0.4 million increase in marketing expenses primarily as a result of our annual pricing excellence conference.

Research and development expenses.  Research and development expenses increased $1.7 million to $9.8 million for the six months ended June 30, 2008 from $8.1 million for the six months ended June 30, 2007, representing a 22% increase.  The increase in research and development expenses is attributable to a $1.2 million increase in personnel expenses resulting from an increase in our product and product management activities, and a $0.4 million increase in stock based compensation expenses.

Other income (expense):

	For the Six Months
	Ended June 30,
	2008	2007
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$724	$595	$129	22%
Interest expense	—	(457)	457	—
Other income (expense), net	$724	$138	$586	425%

Interest income.  Interest income increased $0.1 million from $0.6 million for the six months ended June 30, 2007 to $0.7 million for the six months ended June 30, 2008, representing a 22% increase.  Interest income is generated from the investments of cash balances in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds.  The increase in interest income is the result of an increase in our average cash balances offset by 2008 lower interest rates.

Interest expense.  Interest expense of $0.5 million for the six months ended June 30, 2007 is the result of interest expense on the $20.0 million credit facility entered into in March 2007.  In July 2007, we used the proceeds from our initial public offering to retire the credit facility.

Income tax provision:

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2008	2007
Effective tax rate	36%	21%
Income tax provision	$2,646	$950

Income tax provision.  Our income tax provision increased $1.7 million from $1.0 million for the six months ended June 30, 2007 to $2.7 million for the six months ended June 30, 2008.  The increase is primarily the result of an increase of $2.9 million in pre-tax income and an increase in our Federal effective tax rate, from 21% to 35%, as a result of the delay in the reinstatement of the R&E tax credit by Congress and the utilization of R&E tax credit carry forwards in the six months ended June 30, 2007.

Liquidity and capital resources

At June 30, 2008, we had $48.8 million of cash and cash equivalents and $37.3 million in working capital as compared to $44.4 million of cash and cash equivalents and $33.9 million in working capital at December 31, 2007.  The increase in cash and cash equivalents from the year ended December 31, 2007 to the six months ended June 30, 2008 can be attributed to net cash provided by operating activities of $5.0 million and net cash provided by financing activities of $0.2 million, offset by net cash used in investing activities of $0.8 million.  Our principal source of liquidity is our net cash flows provided by operating activities.  Based on existing cash and cash equivalent balances, and our current estimates of revenues and expenses, we believe that our existing cash and cash equivalents balances and the anticipated net cash flows provided by operating activities will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.

The following table presents key components of our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2008	2007
Net cash provided from operating activities	$5,002	$1,137
Net cash used in investing activities	(805)	(696)
Net cash provided by (used in) financing activities	241	(38,813)
Cash and cash equivalents (end of period)	$48,816	$4,168

Sources of cash from operating activities for the six months ended June 30, 2008 consisted of (a) $4.8 million of net income, (b) $2.5 million of non-cash expenses comprised of depreciation and stock based compensation expenses related to the issuance of stock options, (c) a $1.1 million increase in deferred revenue, and (d) a $0.7 million decrease in prepaid and other expenses. Uses of cash from operating activities for the six months ended June 30, 2008 consisted of (a) a $2.0 million decrease in accounts payable, accrued liabilities, accrued contract labor and accrued payroll, (b) a $1.3 million increase in unbilled receivables from software implementations in process (c) a $0.9 million increase in net accounts receivable.

Net uses of cash from investing activities for the six months ended June 30, 2008 consisted of $0.8 million of purchases of property and equipment.  Net cash provided by financing activities for the six months ended June 30, 2008 consisted of $0.2 million from the exercise of stock options.

Contractual obligations

There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of June 30, 2008, we did not have any capital leases.

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

Recently Issued Accounting Pronouncement

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements.

Item 3.  Quantitative and qualitative disclosures about market risk

Foreign currency risk

A small percentage of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2008 would have resulted in a $0.1 million loss.  To date, we have not entered into any hedging contracts although we may do so in the future.  Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $48.8 million at June 30, 2008.  These amounts have been invested in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income.  If overall interest rates fell by 10% in second quarter of 2008, our interest income would have had a $0.1 million decline assuming consistent investment levels.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, the Company filed a counterclaim.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcomes and no provision for loss or other costs has been recorded.

Based on our review of the latest information available, we do not believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material effect on our financial statements.

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

A significant or prolonged economic downturn in industries in which we focus, may result in our customers reducing or postponing spending on the products we offer.

There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may change their purchasing strategy. The loss of, or any significant decline in business from, one or more of our major customers likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

Our software products require implementation projects that are subject to significant risks and delays, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.

The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control.  For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers and us.  If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. We recognize our license and implementation revenues as implementation services are performed.  Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results.  If an implementation project for a large customer is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.

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

Deterioration of general U. S. and global economic conditions could adversely affect our sales and operating results.

We believe the implementation of our software products, which is often accompanied by hardware purchases and other capital commitments, involves significant capital expenditure by our customers.  As a result, customers are likely to reduce or defer their spending on technology in the event of economic instability or downturn.  In addition, weak and uncertain U. S. and global economic conditions could impair our customers’ ability to pay for our products or services.  Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Periodic declines or fluctuations in the U.S. Dollar, corporate profits, lower spending, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

Our sales cycle may take several months to over a year.  To sell our products successfully and obtain an executed contract, we generally have to educate our potential customers about the use and benefits of our products, which can require significant time, expense and capital without the ability to realize revenue, if any. During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result.  The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control.  These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business.  Any unexpected lengthening of the sales cycle would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular quarter could reduce our revenue in that quarter.  Overall, any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.

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

As of the date of this filing, we have 2 issued U.S. patents and 5 pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations.  The standards that the United States Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change.  Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others.  If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

A weakening economy and changing business conditions could result in substantial defaults by the Company’s customers on the Company’s accounts receivable could have a significant negative impact on the Company’s business, results of operations, financial condition or liquidity.

A significant portion of the Company’s working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, the Company’s business, results of operations, financial condition or liquidity could be adversely affected.

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

We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the foreseeable future.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Form 10-Q.  In addition, we may require additional financing to fund the purchase price of future acquisitions.  Additional financing may not be available on terms favorable to us, or at all.  Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock.  Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock.  Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

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

Our stockholders voted on two items at the 2008 Annual Meeting of Stockholders held on May 16, 2008:

1.)   the election of three directors for a three year term expiring 2011; and

2.)   the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

The nominees for directors were elected based upon the following votes:

	Votes	Votes
Name	For	Withheld
Timothy V. Williams	23,274,687	1,242,209
Greg B. Petersen	23,273,287	1,243,609
Mariette M. Woestemeyer	17,198,766	7,318,130

Harry S. Gruner and Kurt R. Jaggers continued their terms as Class II directors, with terms expiring in 2009, and Albert E. Winemiller and Ronald F. Woestemeyer continued their terms as Class III directors, with terms expiring in 2010.

Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved as follows:

Votes	Votes
For	Against	Abstain
24,498,960	17,841	95

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

10.16#	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Jeff Robinson — Senior Vice-President Pricing Solutions.
10.17#	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development.
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

PROS HOLDINGS, INC.

Date August 7, 2008	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer