Form 10-Q
period 2008-09-30
PROS Holdings, Inc.
filed 2008-11-06
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,231,801 as of November 4, 2008.

PROS Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2008

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

PART I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$48,052	$44,378
Accounts and unbilled receivables, net of allowance of $1,900 and $1,550 respectively	21,758	14,896
Prepaid and other current assets	3,523	4,050
Total current assets	73,333	63,324
Property and equipment, net	3,124	3,063
Other long term assets, net	1,857	2,593
Total assets	$78,314	$68,980

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,027	$1,466
Accrued liabilities	2,369	2,904
Accrued payroll and other employee benefits	4,211	4,778
Deferred revenue	21,473	20,259
Other current liabilities	4,866	—
Total current liabilities	34,946	29,407
Long-term deferred revenue	1,993	5,885

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,078,841 and 29,926,529 shares issued, respectively, 25,945,701 and 26,079,489 shares outstanding respectively	30	30
Additional paid-in capital	56,576	53,361
Treasury stock, 4,133,140 and 3,847,040, respectively, common shares at cost	(11,638)	(8,938)
Accumulated deficit	(3,593)	(10,765)
Total stockholders’ equity	41,375	33,688
Total liabilities and stockholders’ equity	$78,314	$68,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue:
License and implementation	$13,699	$11,661	$39,880	$30,578
Maintenance and support	5,592	4,769	15,943	13,719
Total revenue	19,291	16,430	55,823	44,297

Cost of revenue:
License and implementation	3,813	3,276	10,822	9,683
Maintenance and support	1,056	1,365	3,295	3,459
Total cost of revenue	4,869	4,641	14,117	13,142

Gross profit	14,422	11,789	41,706	31,155

Operating expenses:
Selling, general and administrative	5,787	4,606	16,505	11,531
Research and development	5,242	4,329	15,073	12,394

Income from operations	3,393	2,854	10,128	7,230
Other income (expense):
Interest income	261	506	985	1,101
Interest expense	—	(411)	—	(869)
Income before income tax provision	3,654	2,949	11,113	7,462
Income tax provision (benefit)	1,295	(552)	3,941	398
Net income	2,359	3,501	7,172	7,064

Accretion of preferred stock	—	—	—	(82)

Net earnings attributable to common stockholders	$2,359	$3,501	$7,172	$6,982

Net earnings attributable to common stockholders per share:
Basic	$0.09	$0.14	$0.27	$0.32
Diluted	$0.09	$0.13	$0.27	$0.31

Weighted average number of shares:
Basic	26,186,582	25,681,570	26,187,677	22,038,459
Diluted	26,339,721	26,247,871	26,513,549	22,509,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007

Operating activities:
Net income	$7,172	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	887
Stock based compensation	2,937	932
Deferred income taxes	(158)	(1,183)
Deferred financing costs	—	418
Provision for doubtful accounts, net	350	30
Changes in operating assets and liabilities:
Accounts receivable	(5,573)	(439)
Unbilled receivables	(1,802)	(723)
Prepaid expenses and other	353	(816)
Accounts payable, accrued liabilities, accrued contract labor and accrued payroll	(329)	(654)
Deferred revenue	3,419	1,242
Net cash provided by operating activities	7,336	6,758

Investing activities:
Purchases of property and equipment	(1,131)	(1,656)
Net cash used in investing activities	(1,131)	(1,656)

Financing activities:
Proceeds from long-term debt	—	20,000
Proceeds from initial public offering, net of underwriters’ costs	—	52,365
Dividend on common stock	—	(41,328)
Payments on long-term debt	—	(20,000)
Redemption of redeemable preferred stock	—	(17,365)
Exercise of stock options	279	685
Initial public offering costs	—	(1,569)
Secondary offering costs	(110)	—
Purchase of treasury stock	(2,700)	—
Deferred financing costs	—	(418)
Net cash used in financing activities	(2,531)	(7,630)
Net increase (decrease) in cash and cash equivalents	3,674	(2,528)
Cash and cash equivalents:
Beginning of period	44,378	42,540
End of period	$48,052	$40,012

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

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Basis of consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of PROS Holdings, Inc., and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The Company’s management makes estimates and assumptions in the preparation of its Unaudited Condensed Consolidated Financial Statements in conformity with GAAP.  These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affects the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Numerous internal and external factors can affect estimates.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.

Dollar amounts

The dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars, except per unit amounts, or as noted within the context of each footnote disclosure.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for the fair value measurement of financial assets and financial liabilities measured on a recurring basis. There was no impact to the Unaudited Condensed Consolidated Financial Statements as a result of the adoption of SFAS No. 157 as it relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2. The Company believes there will be no impact from the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities. For additional information on the Company’s adoption of SFAS No. 157, please see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Foreign currency

The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are included in the Unaudited Condensed Consolidated Statements of Operations.

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

Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company’s software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized together with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products.  If, at the commencement of a contract, the contract fee is not fixed or determinable, revenue is deferred until the contract fee becomes fixed or determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  Because products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed-term licenses, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 6.0% and 5.4%, of total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 4.3% and 5.4%, of total revenue for the nine months ended September 30, 2008 and 2007, respectively.

The Company also licenses software products through subscriptions.  Similar to fixed-term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Maintenance, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in maintenance revenue and represented approximately 1.1% and 1.5%, of total revenue for the three and nine months ended September 30, 2008 and 2007, respectively.  Revenue from subscriptions, which is included in license and implementation revenue in the Unaudited Condensed Consolidated Statements of Operations, represented approximately 4.7% and 6.0%, of total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 5.8% and 6.4%, of total revenue for the nine months ended September 30, 2008 and 2007, respectively.

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

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying Unaudited Condensed Consolidated Balance Sheets.  The Company primarily invoices for maintenance and support services on a monthly or quarterly basis through the maintenance and support period.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company’s Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three or nine months ended September 30, 2008 from the R&E tax credit.  However, on October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1421, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation allows for the retroactive treatment of the R&E tax credit to January 1, 2008 and extends the R&E tax credit until December 2009.  The tax benefit of the R&E tax credit will be recorded in the fourth quarter of 2008.  We anticipate our estimated effective Federal tax rate to be approximately 13% and approximately 29% for the fourth quarter and the year ended December 31, 2008, respectively.

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

2.  Earnings per share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net earnings attributable to common stockholders	$2,359	$3,501	$7,172	$6,982

Denominator:
Weighted average shares (basic)	26,187	25,682	26,188	22,038
Dilutive effect of stock options and warrants	153	566	326	471
Weighted average shares (diluted)	26,340	26,248	26,514	22,509
Basic earnings per share	$0.09	$0.14	$0.27	$0.32
Diluted earnings per share	$0.09	$0.13	$0.27	$0.31

The Company has excluded 2,190,499  and 1,501,916 of potential common shares from the computation of the dilutive earning per share for the three and nine months ended September 30, 2008, respectively, and 227,500 and 1,352,500 of potential common shares from the computation of the dilutive earning per share for the three and nine months ended September 30, 2007, respectively, because the effect would have been antidilutive.

3.  Stock-based compensation – stock options

The Company maintains incentive stock option plans to provide long-term incentives to its key employees, officers, directors and consultants.  In February 2008, the Company increased the number of shares available by 900,000 under an evergreen provision in the Company’s 2007 equity incentive plan.  As of September 30, 2008, 2,770,000 shares of common stock have been reserved for issuance and 152,940 shares remained available for grant.  Options generally have a ten-year term and typically vest over four years.  At September 30, 2008, there were an estimated $12.3 million of total unrecognized compensation costs related to share-based compensation arrangements for options granted.  These costs will be recognized over a weighted average period of 3.0 years.

The following is a summary of the Company’s option activity for the nine months ended September 30, 2008.

	Number of shares	Weighted average	Aggregate
	under option	exercise price	intrinsic value (1)
Outstanding, December 31, 2007	2,062	$8.00
Granted	1,009	14.06
Forfeited	(158)	10.06
Exercised	(152)	1.83
Outstanding, September 30, 2008	2,761	$10.44	$4,990

Exercisable September 30, 2008	610	$6.59	$2,075

(1)          The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2008 of $9.39 and the exercise price of the underlying options.

The following table summarizes information about stock options outstanding at September 30, 2008.

	Options outstanding			Options exercisable
		Weighted average			Weighted average
	Outstanding as of	remaining contractual	Weighted average	Exercisable as of	remaining contractual	Weighted average
Range of exercise prices	September 30, 2008	life (in years)	exercise price	September 30, 2008	life (in years)	exercise price
$0.26-$1.00	144	6.8	$0.57	66	6.8	$0.55
$1.01-$3.00	29	1.8	$2.61	29	1.8	$2.61
$3.01-$6.00	1,014	8.4	$6.00	381	8.4	$6.00
$6.01-$11.00	257	8.9	$10.32	82	8.9	$10.97
$11.01-$16.73	1,317	9.3	$15.13	52	9.3	$13.97
	2,761	8.7	$10.44	610	8.7	$6.59

4.  Stockholders’ equity

On August 25, 2008, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $15.0 million of the Company’s outstanding shares of common stock.  Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

For the three months ended September 30, 2008, the Company repurchased 286,100 shares under this plan with an average price per share of $9.41.  The Company accounts for the purchase of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $2.7 million as of September 30, 2008.  The remaining amount available to purchase common stock under this plan was $12.3 million as of September 30, 2008.

5.  Commitments and contingencies

Litigation

In the ordinary course of the Company’s business, it regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation.  The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available.  Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the consolidated financial statements.  In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, no reserve will be recorded.  As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of the Company liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, the Company filed a counterclaim.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  For additional information, see Note 1 to our Notes to the Unaudited Condensed Consolidated Financial Statements.

Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on our financial statements.

Insurance Recovery

In September 2008, a Gulf Coast storm affected our business operations.  As a result, the Company expects to file a business interruption insurance claim.  To the extent the Company is able to receive any proceeds from such business interruption insurance claim, it will be recorded in the Unaudited Condensed Consolidated Statements of Income in the period it is determined.

6.  Fair value measurements

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

The Company’s existing investments are short-term interest bearing obligations with original maturities less than 90 days, primarily various types of money market funds.  The Company does not enter into investments for trading or speculative purposes.  From time to time, the Company can and will invest in marketable securities.  Securities for which the Company has the ability and intent to hold to maturity are classified as “held to maturity.”  Securities classified as “trading securities” or “available for sale” are recorded at fair value.  As of September 30, 2008, there were no investments in marketable securities.

At September 30, 2008, the Company had $31.7 million invested in treasury money market funds, $11.8 million invested in diversified money market funds and $4.0 million invested in commercial paper investments and are recorded at fair value.  These investments are required to be measured at fair value on a recurring basis.  The Company has determined that the treasury money market funds, diversified money market funds and the commercial paper investments are defined as Level 1 in the fair value hierarchy.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2.  The Company believes the adoption of FASB Staff Position No. FAS 157-2 will not have a material impact on its Unaudited Condensed Consolidated Financial Statements.

7.  Subsequent Events

On October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1421, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation allows for the retroactive treatment of the R&E tax credit to January 1, 2008.  In addition, this legislation extends the R&E tax credit until December 2009.  The tax benefit of the R&E tax credit for the full year will be recorded in the fourth quarter of 2008.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

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

Our revenue growth is not solely impacted by current year sales.  Revenue growth is also impacted by the duration of implementations, particularly those exceed one year, growth in maintenance revenue resulting from completed implementations, enhanced efficiencies in the implementation processes and cost of living increase for maintenance services.  A number of our contracts have implementation durations greater than one year.  We do not recognize revenue at contract signing.  Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method.  For additional information on revenue recognition, see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Critical accounting policies and estimates

We prepare our Unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We make estimates and assumptions in the preparation of our Unaudited Condensed Consolidated Financial Statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates.  The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no changes to our critical accounting policies during the three or nine months ended September 30, 2008.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  Therefore, the Company has not recorded any tax benefits for the three or nine months ended September 30, 2008 from the R&E tax credit.  However, on October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1421, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation makes the R&E tax credit retroactive to January 1, 2008 and extends the R&E tax credit until December 2009.  As a result of the retroactive reinstatement of the R&E tax credit we anticipate our estimated effective Federal tax rate to be approximately 13% and approximately 29% for the fourth quarter and the year ended December 31, 2008, respectively.

Results of operations

Comparison of three months ended September 30, 2008 with three months ended September 30, 2007

Revenue:

	For the Three Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$13,699	71%	$11,661	71%	$2,038	18%
Maintenance and support	5,592	29%	4,769	29%	823	17%
Total	$19,291	100%	$16,430	100%	$2,861	17%

License and implementation.  License and implementation revenue increased $2.0 million to $13.7 million for the three months ended September 30, 2008 from $11.7 million for the three months ended September 30, 2007, representing an 18% increase.  Generally, revenue is recognized over the implementation period on a percentage of completion basis.  The increase was the result of an increase in the number of ongoing implementations and the current mix of business.

Maintenance and support.  Maintenance and support revenue increased $0.8 million to $5.6 million for the three months ended September 30, 2008 from $4.8 million for the three months ended September 30, 2007, representing a 17% increase.  The increase was the result of the completion of a number of implementations of our software products following which we are able to begin recognizing maintenance and support revenue and an inflationary index increase in the rate charged on maintenance renewals.

Total revenue.  For the three months ended September 30, 2008, approximately 56% of our total revenue was generated outside the United States, compared with 63% for the three months ended September 30, 2007.  For the three months ended September 30, 2008 and 2007, approximately 98% and 95%, respectively, of our airline revenue was generated outside the United States.

Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,813	28%	$3,276	28%	$537	16%
Cost of maintenance and support	1,056	19%	1,365	29%	(309)	(23)%
Total cost of revenue	$4,869	25%	$4,641	28%	$228	5%
Gross profit	$14,422	75%	$11,789	72%	$2,633	22%

Cost of license and implementation.  Cost of license and implementation increased $0.5 million to $3.8 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007, representing a 16% increase.  The increase in cost of license and implementation is attributable to a $0.3 million foreign currency loss from currency exchange rates, an increase of $0.1 million in amortized costs related to subscription contracts, and an increase of $0.1 million of stock based compensation expenses.  License and implementation gross margins were 72% for the three months ended September 30, 2007 and 2008, respectively. License and implementation costs may vary from period to period depending on factors including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support.  Cost of maintenance and support decreased $0.3 million to $1.1 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007, representing a 23% decrease.  The decrease in cost of maintenance and support is primarily attributed to a decrease of $0.2 million as the result of a reduction in resources associated with specific maintenance projects.  Maintenance and support gross margins increased from 71% to 81% for the three months ended September 30, 2008 due to an increase in maintenance and support revenue as a result of the completion of a number of implementations of our software products and an inflationary index increase in the rate charged on maintenance renewals as well as a decrease in the cost of maintenance and support resulting from the reduced resources required to provide support during the period.

Gross profit.  Gross profit increased $2.6 million to $14.4 million for the three months ended September 30, 2008 from $11.8 million for the three months ended September 30, 2007, representing a 22% increase.  The increase in our overall gross profit was attributable to the increase in overall revenue and the improvement in our maintenance and support gross margins.  License and implementation gross margins may vary from period to period depending on factors including the amount of implementation services required to deploy our products relative to the total contracted price.  Maintenance and support gross margins may vary from period to period depending on factors including the cost of providing maintenance and support relative to maintenance and support revenue.

Operating expenses:

	For the Three Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$5,787	30%	$4,606	28%	$1,181	26%
Research and development	5,242	27%	4,329	26%	913	21%
Total operating expenses	$11,029	57%	$8,935	54%	$2,094	23%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.2 million to $5.8 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007, representing a 26% increase.  The increase in selling, general and administrative expenses is primarily attributable to an increase of $0.4 million in personnel expenses principally as a result of an increase in selling and marketing personnel, an increase of $0.3 million in stock based compensation expenses, an increase of $0.3 million in the provision for doubtful accounts and an increase of $0.1 million of expenses related to travel.

Research and development expenses.  Research and development expenses increased $0.9 million to $5.2 million for the three months ended September 30, 2008 from $4.3 million for the three months ended September 30, 2007, representing a 21% increase.  The increase in research and development expenses is attributable to an increase of $0.7 million in personnel expenses resulting from an increase in our product and product management activities, and an increase of $0.2 million in stock based compensation expenses.

Other income (expense):

	For the Three Months
	Ended September 30,
	2008	2007
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$261	$506	$(245)	(48)%
Interest expense	—	(411)	411	(100)%
Other income (expense), net	$261	$95	$166	175%

Interest income.  Interest income decreased $0.2 million to $0.3 million for the three months ended September 30, 2008 from $0.5 million for the three months ended September 30, 2007.  The decrease in interest income is due to a decrease in interest rates earned on invested cash and short-term investments.

Interest expense.  Interest expense of $0.4 million for the three months ended September 30, 2007 is the result of expensing $0.4 million of deferred financing costs related to the retirement of the $20.0 million credit facility entered into in March 2007.  In July 2007, we used the proceeds from our initial public offering to retire the credit facility.

Income tax provision:

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2008	2007	Variance $	Variance %
Effective tax rate	35%	(19)%	n/a	54%
Income tax provision (benefit)	$1,295	$(552)	$1,847	—

Income tax provision.  Our income tax provision increased $1.8 million to a provision of $1.3 million for the three months ended September 30, 2008 from a benefit of $0.6 million for the three months ended September 30, 2007.  The income tax benefit of $0.6 million (effective tax benefit rate of (19%)) for the three months ended September 30, 2007 was the result of a tax benefit of $1.1 million from the reversal of a valuation allowance previously recorded against our deferred tax asset, the utilization of R&E tax credit carry forwards in 2007 and the availability of R&E tax credits in 2007.  The income tax provision of $1.3 million (effective tax rate of 35%) in 2008 was the result of an increase of $0.7 million in pre-tax income over 2007 and not having R&E tax credits available.  The reversal of the valuation allowance in 2007 was the result of our conclusion that it is more likely than not that the associated deferred tax asset would be realized.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the R&E tax credit.  Therefore, the Company has not recorded any tax benefits for the three months ended September 30, 2008 from the R&E tax credit.  However, on October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1421, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation allows for the retroactive treatment of the R&E tax credit to January 1, 2008 and extends the R&E tax credit until December 2009.  Since the R&E tax credit has been reinstated on a retroactive basis for 2008 the estimated Federal effective tax rate is expected to be approximately 13% and approximately 29% for the fourth quarter and the year ended December 31, 2008.

Comparison of nine months ended September 30, 2008 with nine months ended September 30, 2007

Revenue:

	For the Nine Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$39,880	71%	$30,578	69%	$9,302	30%
Maintenance and support	15,943	29%	13,719	31%	2,224	16%
Total	$55,823	100%	$44,297	100%	$11,526	26%

License and implementation.  License and implementation revenue increased $9.3 million to $39.9 million for the nine months ended September 30, 2008 from $30.6 million for the nine months ended September 30, 2007, representing a 30% increase.  Generally, revenue is recognized over the implementation period on a percentage of completion basis.  The increase was principally the result of an increase in the number of ongoing implementations and the current mix of business.

Maintenance and support.  Maintenance and support revenue increased $2.2 million to $15.9 million for the nine months ended September 30, 2008 from $13.7 million for the nine months ended September 30, 2007, representing a 16% increase.  The increase was the result of completion of a number of implementations of our software products following which we are able to begin recognizing maintenance and support revenue and an inflationary index increase in the rate charged on maintenance renewals.

Total revenue.  In the nine months ended September 30, 2008, approximately 55% of our total revenue was generated outside the United States, compared with 65% for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, approximately 97% and 95%, respectively, of our airline revenue was generated outside the United States.

Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$10,822	27%	$9,683	32%	$1,139	12%
Cost of maintenance and support	3,295	21%	3,459	25%	(164)	(5)%
Total cost of revenue	$14,117	25%	$13,142	30%	$975	7%
Gross profit	$41,706	75%	$31,155	70%	$10,551	34%

Cost of license and implementation.  Cost of license and implementation increased $1.1 million to $10.8 million for the nine months ended September 30, 2008 from $9.7 million for the nine months ended September 30, 2007, representing a 12% increase.  The increase in cost of license and implementation is attributable to an increase of $0.9 million in amortized costs related to subscription contracts, an increase of $0.3 million in stock based compensation expenses, an increase of $0.2 million from a foreign currency loss resulting from currency exchange rates, and an increase of $0.1 million in travel expense offset by a decrease of $0.6 million of personnel resources required to implement our software products.  License and implementation gross margins increased from 68% to 73% for the nine months ended September 30, 2008 primarily due to improvements in our implementation processes, the standardization of software products and our current mix of business.  License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support.  Cost of maintenance and support slightly decreased by $0.2 million to $3.3 million for the nine months ended September 30, 2008 from $3.5 million for the nine months ended September 30, 2007, representing a 5% decrease.  The decrease in cost of maintenance and support is primarily attribute to a decrease of $0.1 million as a result of a reduction in resources associated with specific maintenance projects.  Maintenance and support margins increased from 75% to 79% for the nine months ended September 30, 2008 due to an increase in maintenance and support revenue as a result of the completion of a number of implementations of our software products and an inflationary index increase in the rate charged on maintenance renewals as well as a decreases in cost of maintenance and support resulting from the reduced resources required to provide support during the period.

Gross profit.  Gross profit increased $10.5 million to $41.7 million for the nine months ended September 30, 2008 from $31.2 million for the nine months ended September 30, 2007, representing a 34% increase.  The increase in our overall gross profit was attributable to the increase in overall revenue and the improvement in our license and implementation and maintenance and support gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.  Maintenance and support gross margins may vary from period to period depending on factors, including the cost of providing maintenance and support relative to maintenance and support revenue.

Operating expenses:

	For the Nine Months Ended September 30,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$16,505	30%	$11,531	26%	$4,974	43%
Research and development	15,073	27%	12,394	28%	2,679	22%
Total operating expenses	$31,578	57%	$23,925	54%	$7,653	32%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.0 million to $16.5 million for the nine months ended September 30, 2008 from $11.5 million for the nine months ended September 30, 2007, representing a 43% increase.  The increase in selling, general and administrative expenses is primarily attributable to an increase of $1.5 million in personnel expenses principally as a result of an increase in selling and marketing personnel, an increase of $1.1 million in stock based compensation expenses, an increase of $0.8 million primarily in professional fees, directors and officers insurance and directors fees associated with being a publicly traded company, an increase of $0.7 million in travel expenses, an increase of $0.4 million in marketing expenses primarily as a result of our annual pricing excellence conference and an increase of $0.3 million in the provision for doubtful accounts.

Research and development expenses.  Research and development expenses increased $2.7 million to $15.1 million for the nine months ended September 30, 2008 from $12.4 million for the nine months ended September 30, 2007, representing a 22% increase.  The increase in research and development expenses is attributable to an increase $1.9 million in personnel expenses resulting from an increase in our product and product management activities, and an increase of $0.6 million in stock based compensation expenses.

Other income (expense):

	For the Nine Months
	Ended September 30,
	2008	2007
(Dollars in thousands)	Amount	Amount	Variance $	Variance %
Interest income	$985	$1,101	$(116)	(11)%
Interest expense	—	(869)	869	(100)%
Other income (expense), net	$985	$232	$753	325%

Interest income.  Interest income decreased $0.1 million to $1.0 million for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007, representing an 11% decrease.  Interest income is generated from the investments of cash balances in short term interest bearing obligations with original maturities less than 90 days, primarily treasury money market funds in 2008 with additional investments in diversified money market funds and commercial paper.  The decrease in interest income is due to a decrease in rates earned on invested cash and short-term investments.

Interest expense.  Interest expense of $0.9 million for the nine months ended September 30, 2007 is the result of interest expense and expensing $0.4 million of deferred financing costs on the $20.0 million credit facility.  In July 2007, we used the proceeds from our initial public offering to retire the credit facility.

Income tax provision:

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2008	2007	Variance $	Variance %
Effective tax rate	35%	5%	n/a	30%
Income tax provision	$3,941	$398	$3,543	—

Income tax provision.  Our income tax provision increased $3.5 million to $3.9 million for the nine months ended September 30, 2008 from $0.4 million for the nine months ended September 30, 2007.  The income tax provision of $0.4 million (effective tax rate of 5%) for the nine months ended September 30, 2007 was the result of a tax benefit of $1.1 million from the reversal of a valuation allowance previously recorded against our deferred tax asset, the utilization of R&E tax credit carry forwards in 2007 and the availability of R&E tax credits in 2007.  The income tax provision of $3.9 million (effective tax rate of 35%) in 2008 was the result of an increase of $3.7 million in pre-tax income over 2007 and not having R&E tax credits available.  The reversal of the valuation allowance in 2007 was the result of our conclusion that it is more likely than not that the associated deferred tax asset would be realized.

Liquidity and capital resources

At September 30, 2008, we had $48.1 million of cash and cash equivalents and $38.4 million in working capital as compared to $44.4 million of cash and cash equivalents and $33.9 million in working capital at December 31, 2007.  The increase in cash and cash equivalents from the year ended December 31, 2007 to the nine months ended September 30, 2008 is due to net cash provided by operating activities of $7.3 million offset by net cash used in financing activities of $2.5 million and net cash used in investing activities of $1.1 million.  Our principal source of liquidity is our net cash flows provided by operating activities.  Based on existing cash and cash equivalent balances, and our current estimates of revenues and expenses, we believe that our existing cash and cash equivalents balances and the anticipated net cash flows provided by operating activities will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.

The following table presents key components of our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2008	2007

Net cash provided from operating activities	$7,336	$6,758
Net cash used in investing activities	(1,131)	(1,656)
Net cash used in financing activities	(2,531)	(7,630)
Cash and cash equivalents (end of period)	$48,052	$40,012

Sources of cash from operating activities for the nine months ended September 30, 2008 consisted of (a) $7.2 million of net income, (b) $4.1 million of non-cash expenses comprised of depreciation and stock based compensation expenses related to the issuance of stock, deferred taxes and provision for doubtful accounts, (c) an increase of $3.4 million in deferred revenue and (d) a decrease of $0.3 million in prepaid and other assets.  Uses of cash from operating activities for the nine months ended September 30, 2008 consisted of (a) an increase of $5.6 million in accounts receivable, (b) an increase of $1.8 million in unbilled receivables and (c) a decrease of $0.3 million in accounts payable, accrued liabilities, accrued contract labor and accrued payroll.

Net uses of cash in investing for the nine months ended September 30, 2008 consisted of $1.1 million of purchases of property and equipment.  Net cash used in financing activities for the nine months ended September 30, 2008 consisted of $2.7 million as a result of the stock repurchase program, $0.1 million of costs associated with the secondary offering, offset by $0.3 million from the exercise of stock options.

On August 25, 2008, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $15.0 million of our outstanding shares of common stock. For the three months ended September 30, 2008, we repurchased 286,100 shares under this plan with an average price per share of $9.41. We account for the purchase of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $2.7 million as of September 30, 2008. The remaining amount available to purchase common stock under this plan was $12.3 million as of September 30, 2008. For additional information on the stock repurchase program see Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Contractual obligations

There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we did not have any capital leases.

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

Recently Issued Accounting Pronouncement

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption is not expected to have an impact on our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and qualitative disclosures about market risk

Foreign currency risk

We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2008 would have resulted in a $0.3 million loss. For the three months ended September 30, 2008, we experienced a $0.3 million foreign currency loss as a result of currency exchange rates. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $48.1 million at September 30, 2008. These amounts have been invested in short-term interest bearing obligations with original maturities less than 90 days, primarily treasury money market funds with additional investment in diversified money market funds and commercial paper. Unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in third quarter of 2008, our interest income would have had a $0.1 million decline assuming consistent investment levels.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased. In May 2008, we filed a counterclaim. We believe the customer’s termination is wrongful and intend to vigorously defend this matter and to seek payment of remaining amounts owed under the contract. Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.

Based on our review of the latest information available, we do not believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material effect on our financial statements.

Item 1A.  Risk factors

We operate in a dynamic environment that involves numerous risks and uncertainties.  The following section describes some, but not all, of the risks that may adversely affect our business, financial condition, results of operations or cash flows; these are not necessarily listed in terms of their importance or level of risk.

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

The continued deterioration of general U. S. and global economic conditions could adversely affect our sales and operating results.

We believe the implementation of our software products, which is often accompanied by hardware purchases and other capital commitments, involves significant capital expenditure by our customers.  As a result, customers may reduce or defer their spending on technology during the current economic downturn.  In addition, the weak and uncertain U. S. and global economic conditions could impair our customers’ ability to pay for our products or services.  Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Periodic declines or fluctuations in the U.S. Dollar, corporate profits, lower spending, the availability of credit, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of communicable diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our customers continue to experience consolidation in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. SEC and the New York Stock Exchange (“NYSE”) rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.

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

As of the date of this filing, we have 2 issued U.S. patents and 7 pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations.  The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change.  Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others.  If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

A weakening economy and changing business conditions could result in substantial defaults or slowing of payments by our customers on our accounts receivable which could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition or liquidity could be adversely affected.

New accounting standards or interpretations of existing accounting standards, including those related to revenue recognition, could adversely affect our operating results.

GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in principles or interpretations, in particular those related to revenue recognition, could have an adverse effect on our reported financial results.

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

On August 25, 2008, the Company announced that the Board of Directors of the Company authorized a stock repurchase program for the purchase of up to $15.0 million of its common stock.  Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

The table below presents information about shares of common stock repurchased during the three months ended September 30, 2008 under the stock repurchase program.

					Approximate
					Dollar Value
			Total Number of	Total Dollar Value	of Shares that
	Total	Average	Shares Purchased as	of Shares Purchased	may yet be
	Number of	Price	Part of a Publicly	as Part of a	Purchased
	Shares	Paid per	Announced Plan or	Publicly Annopunced	Under the Plan
Period	Purchased	Share	Program	Program	of Program

July 1, 2008 through July 31, 2008	—	$—	—	$—	$15,000,000
August 1, 2008 through August 31, 2008	—	—	—	—	15,000,000
September 1, 2008 through September 30, 2008	286,100	9.41	286,100	2,700,080	12,299,920
Total	286,100		286,100	$2,700,080	$12,299,920

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

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

10.9

Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1

First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (incorporated by reference to the exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1

Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.2

Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1

Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.2	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and

Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.3

Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12

Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12.1

Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

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

10.15

Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Jeff Robinson — Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.16 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.16

Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

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

PROS HOLDINGS, INC.

Date November 6, 2008	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer