Form 10-K
period 2008-12-31
PROS Holdings, Inc.
filed 2009-02-26
CIK 1392972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐           No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $215,126,574 as of June 30, 2008 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of February 20, 2009, there were outstanding 25,691,735 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

PROS Holdings, Inc.

Annual Report on Form 10-K

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT

The terms “we,” “us,” and “our” refers to PROS Holdings Inc. and all of its subsidiaries that are consolidated in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).

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

Part I

Item 1.    Business

Overview

We are a leading provider of pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry.  In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and margin optimization functionality.  We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization solutions.  In July 2007, we completed our initial public offering (“IPO”) of our common stock in which we sold and issued 5,118,750 shares of common stock and selling stockholders sold an additional 1,706,250 shares of common stock.  In addition, in December 2007, we completed a follow on offering of 5,000,000 shares of our common stock in which we sold and issued 65,000 shares of common stock and selling stockholders sold an additional 4,935,000 shares of common stock.

By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer.  Our software products have a single code base and a single integrated database.

Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction.  We have installed over 200 solutions for over 100 customers across a range of industries in more than 40 countries.

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

A variety of trends are accelerating the need for better pricing. They include increasingly complex markets and business models as is evidenced through uncertain demand for products and services and volatile costs, greater sophistication of purchasers, proliferation of pricing entities and competitive alternatives, growing quantities of enterprise data and diminishing returns from traditional enterprise applications. One element contributing to pricing problems is the limited visibility into effective prices and margins after accounting for discounts, promotions, rebates and allowances. In addition, a lack of uniform pricing and goals, an unscientific, ad-hoc approach to pricing and a lack of complete, relevant and timely data further add to the pricing problems that we believe most companies in our target industries face. We believe most companies in our target industries have yet to develop or systematically implement pricing technology solutions that can best meet business goals and generate optimal prices.

We believe the market for pricing and margin optimization software is a large and rapidly growing opportunity that spans most major industries.  We are a leading provider of pricing and revenue optimization solutions and we implement and support our products on a global basis across multiple industries and in complex and changing information technology and business environments.

Our solution

Our software solutions are not like ERP, SCM and CRM which automate a paper intensive current process or a people intensive current process. The goal of a pricing and margin optimization software implementation for analytics, execution, or optimization is to improve pricing processes in an effort to achieve pricing excellence.  Our software products currently operate in some of the largest, most complex and demanding information technology environments.

The PROS Pricing Solution Suite is our set of integrated software products that enables enterprises in the manufacturing, distribution, services, hotel and cruise, and airline industries to apply pricing science to determine, analyze and execute optimal pricing strategies. Our software products support pricing decisions through the aggregation and analysis of extensive enterprise application data, transactional data and market information.  Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer. Our software products have a single code base and a single integrated database.

Our PROS Pricing Solution Suite provides science-based software solutions that address three areas necessary to implement and execute an effective pricing solution:

•      Scientific analytics.   Our Scientific Analytics software product provides dynamic visibility into pricing data and performance across pricing the different segments of a business including markets, customers, products, distribution channels, divisions, etc. These analytics help companies understand the pocket margin and its components and locate detrimental pricing trends and underperforming segments of their businesses that might otherwise be hard to identify.

•      Pricing execution.   Our pricing execution software products (Deal Optimizer and Price Optimizer) help companies set and implement pricing policies throughout an enterprise and improve execution through pricing decision and negotiation support.  Our software products give our customers the ability to propagate pricing decisions to either users or to another enterprise application, such as a CRM or ERP application. Our execution software products allow our customers to strategically manage a large number of prices, which helps to institutionalize pricing best practices and enforce compliance with pricing policies.

•      Pricing optimization.   Our pricing optimization software products provide companies with pricing-related predictive analytics in the form of science-based price guidance in order to offer frontline sales representatives easy-to-use guidelines that help them in quoting a profitable price and to optimize their pricing decision-making. Using market and company data, our optimization software products enable our customers to forecast and determine an optimal price within a given set of objectives, such as maximizing market share, revenue or profit.

Products

Our software products help our customers improve their business and financial performance through several key benefits, which include:

•                  Science-based approach to pricing.   Our software products enable our customers to apply advanced pricing science to identify and address their unique and complex pricing challenges. Our software products include a variety of advanced pricing analytics and forecasting and optimization engines that incorporate our pricing expertise and support real-time, high volume, individually priced transactions with accurate pricing information.

•                  Improved business insight.   Our software products enable our customers to gain insight into their business strategy, segment and product profitability and pricing challenges. As a result, our customers can identify and characterize the relative attractiveness of products, customers, geographies and even individual transactions based on sales volume and overall profitability.

•                  Enhanced planning and decision making.   Our software products enhance our customers’ ability to process and implement pricing policies in a systematic manner. As a result, they are able to pursue more sophisticated and effective pricing strategies and make more informed pricing decisions. Additionally, our software products help companies implement best practices uniformly throughout an enterprise, from sales to marketing to finance.

Our PROS Pricing Solution Suite consists of our scientific pricing analytics, pricing execution and pricing optimization software products.  The design of our PROS Pricing Solution Suite allows our customers to deploy all of the products at once or to implement our products incrementally.  Our scientific analytics software product is the base product that is present in all implementations.  Our pricing execution products, price optimizer and deal optimizer, extend the usability of the base analytics product and provide real-time transaction level optimized prices by customer and product. Our pricing optimization products help companies arrive at an optimal price by analyzing the relationships among demand, price and profit margin to provide pricing-related predictive analytics in the form of science-based price guidance in order to offer frontline sales representatives easy-to-use guidelines that help them in quoting a profitable price and to optimize their pricing decision-making. By deploying multiple products, our customers can analyze their pricing trends, execute consistent pricing policies, effectively negotiate prices and optimize their prices to support organizational goals.

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

Hundreds of man-years of development and science effort are contained in one common set of code, which we believe allows us to configure our software products to meet each of our customer’s unique requirements and enables us to effectively support a global customer base. The PROS Configurator allows the PROS Pricing Solution Suite to be configured to meet the specific needs of each customer without writing any customer-specific code. The configuration capabilities include defining business rules, user workflows, executive dashboards, analytic views, approval processes, alerts and data, including hierarchical dimensions and measures.

Scientific analytics

Our Scientific Analytics software product helps companies gain insight into their pricing performance, allowing them to take action to correct poor performance and take advantage of time-sensitive opportunities. Our Scientific Analytics software product enables our customers to:

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

Pricing execution

Our pricing execution software products consist of the Price Optimizer and Deal Optimizer products.

Price Optimizer.   Our Price Optimizer product allows companies to streamline pricing processes and institute control of pricing policies to support corporate business goals. It allows organizations to create multiple rules-based price lists and quickly modify prices or guidelines in response to changes in business conditions or strategy. Our Price Optimizer product enables our customers to:

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

Deal Optimizer.   Our Deal Optimizer product provides a sales force with the guidelines, additional context and information to negotiate better prices over the entire deal horizon. Specifically, the Deal Optimizer product enables our customers to:

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

Pricing optimization

Our pricing optimization software products help companies arrive at an optimal price by analyzing the relationships among demand, price and profit margin taking into account operational and financial constraints. Our pricing optimization software products use advanced statistical techniques to determine optimal prices consistent with pricing strategies to provide pricing-related predictive analytics in the form of science-based price guidance.  This guidance can be offered frontline sales representatives as easy-to-use guidelines that help them in quoting a profitable price and to optimize their pricing decision. These products utilize optimization and forecasting engines to solve many distinct pricing problems. Our pricing optimization software products enable our customers to:

•      analyze and understand factors that influence demand in conjunction with price;

•      understand customer or segment price elasticities and customer indifferences which supports the ability to cluster customers into segments based on purchasing behavior;

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

Configuration vs. customization.   Rather than developing custom code for each customer, our PROS Pricing Solution Suite can be configured to meet each customer’s business needs. The configuration capabilities include defining user workflows, executive dashboards, analytic views, approval processes, alerts and configuring data, including hierarchical dimensions and measures.

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

Data integration.   The data needed to execute pricing and margin optimization functionality typically resides in a company’s ERP, SCM and CRM systems, industry-specific transaction systems, office productivity tools such as spreadsheets and external market data sources. Rarely can the data needed to formulate and execute optimal pricing strategies be found in a single data source within a company. Our data integration capabilities utilize web services and file-based data interfacing to bring data from these disparate sources together into a single cohesive database to support our PROS Pricing Solution Suite. Our data integration capabilities allow us to quickly deploy our solutions to our customers.

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

Science and research

We believe that our long-term investment in pricing science differentiates us from our competitors.  We are committed to developing high value science-based pricing and margin optimization software products as is evident by our continued investment in research and development.  Research and development spending was 27% of total revenue for the year ended December 31, 2008.

We employ 30 scientists, of which 16 are PhDs, and all of whom are engaged to the advancement of pricing and margin optimization technology and its implementation in our software products. These scientists have specialties including but not limited to operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, and our product development, sales and marketing, and professional services staff, to keep our science efforts relevant to real-world demands.

Services

Pricing and implementation professional services

Our software product implementations are different from most IT projects. We have developed a standardized and tested implementation process and have experience implementing our software products in global enterprises across multiple industries.  We have implemented over 200 solutions across a range of industries in more than 40 countries.

Our pricing services personnel are responsible for planning the implementations of our software products and they accelerate time to value realization for our customers by starting with industry based pricing best practices already embedded in our products.  Our pricing professional services include analyzing a customer’s current pricing processes, identifying specific high-value pricing needs and relevant pricing data and initial configuration of our software products to meet the requirements of the customer’s specific business.  Our implementation services personnel are responsible for the configuration and the technical deployment of our software products.  Our implementation professional services include implementing our software products to configuration specifications, assisting customers in loading and validating pricing data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.

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

Customers

We provide our software products to customers in the manufacturing, distribution, services, hotel and cruise, and airline industries. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations.  Approximately 54% of our total revenue came from customers outside the United States for the years ended December 31, 2008 and approximately 63% of our total revenue came from customers outside the United States for the year ended December 31, 2007 and 2006.  In 2008, 2007 and 2006, we had no single customer that accounted for 10% or more of revenue.

Sales and marketing

We sell and market our software products primarily through our direct sales force from our headquarters in Houston, Texas.  Our sales force is organized by our target markets of manufacturing, distribution, services, hotel and cruise, and airline and is responsible for the worldwide sale of our products to new customers.  Our sales force works in concert with our pricing solutions personnel for selling and product demonstrations to new customers.  Sales to our existing customers are generally the responsibility of our pricing professional services personnel.

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of PROS and our pricing and margin optimization software products.  We host conferences for pricing and margin optimization professionals, host informational web seminars and we participate in and sponsor other industry conferences and organizations.

Competition

The market for price and margin optimization solutions is competitive, fragmented and rapidly evolving. We believe the following factors are the principal basis of competition in the pricing and margin optimization software market:

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

• vendor viability; and

• price.

We compete with a number of larger and smaller companies and in the future we expect competition will increase as companies come into this market segment.  We believe we are able to compete successfully with these vendors due to our long history of providing pricing and margin optimization software products, the scope of our offerings and the flexibility and scalability of our architecture.

There are also several large enterprise application providers, such as JDA Software, Oracle and SAP that have developed offerings that include pricing and margin optimization functionality. JDA Software and Oracle entered the market primarily through their acquisitions of Manugistics and Siebel Systems, respectively, and SAP resells Vendavo’s products. We believe these vendors do not provide all of the pricing and margin optimization functionality needed to support a pricing excellence-focused organization. These vendors may seek to compete on price and by bundling their pricing and margin optimization applications with other enterprise applications. We distinguish ourselves from these vendors with the breadth and depth of the functionality of our products and providing high-value pricing and margin optimization software to a global customer base in multiple industries.

In addition, there are a number of vendors that provide pricing and margin optimization software for specific industries. In the hotel industry, we compete with IDeaS and Easy RMS, and in the airline industry, we compete with Sabre Airline Solutions and Lufthansa Systems. One industry in which we do not compete is retail, where vendors include DemandTec, JDA Software, Oracle and SAP. Oracle and SAP entered this retail market through their acquisitions of ProfitLogic and Khimetrics, respectively.

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

Research and development

Our research and development program involves enhancing existing products to add new functionality and creating new products to meet other market demands.  Our research and development expenses include costs associated with our product management, product development and science and research groups.  Our research and development expenses were $20.3 million, $16.8 million and $10.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employees

As of December 31, 2008, we had 381 full-time personnel which include 351 employees and 30 independent contractors.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages and consider our employee relations to be good.  We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

Where you can find additional information

Our website address is www.prospricing.com.  We make available free of charge through our website our Annual Reports on Form10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  In addition, you may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at the public reference room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including our registration statement, will also be available to you on the web site maintained by the SEC at http://www.sec.gov.  No information on our website is incorporated by reference herein.

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted to the New York Stock Exchange an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards on June 9, 2008.

Item 1A.    Risk factors

We operate in a dynamic environment that involves numerous risks and uncertainties.  The following section describes some of the risks that may adversely affect our business, financial condition or results of operations; these are not necessarily listed in terms of their importance or level of risk.

Risks relating to our business and industry:

The continued deterioration of general U. S. and global economic conditions could adversely affect our sales and operating results.

The implementation of our software products, which is often accompanied by hardware purchases and other capital commitments, involves significant capital expenditure by our customers.  Customers may reduce or defer their spending on technology during the current economic downturn.  In addition, the weak and uncertain U.S. and global economic conditions could impair our customers’ ability to pay for our products or services.  Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Periodic fluctuations in the U.S. Dollar, corporate profits, lower spending, the availability of credit, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our customers and prospects may experience consolidation or bankruptcies in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

A significant or prolonged economic downturn in industries in which we focus, may result in our customers reducing or postponing spending on the products we offer.

There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may change their purchasing strategy, including increased negotiation of price or deciding to license one product rather than multiple products. Customers could also terminate or delay their implementations or maintenance contracts.  The loss of, or any significant decline in business from, one or more of our customers likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity, customers’ ability to complete implementation and future operating results.

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

Revenue from customers in the airline industry accounted for 40%, 43% and 44% of our total revenue for the years ended December 31, 2008, 2007, and 2006, respectively.  Our revenue growth has been derived principally from customers in the manufacturing, distribution, services and hotel and cruise industries, where our products have recently begun to achieve market acceptance.  Our revenue growth is highly dependent upon continued growth of market acceptance in all of these industries, and there is no assurance our products will achieve or sustain widespread acceptance among these potential customers. Failure to expand market acceptance of our products in the manufacturing, distribution, services and hotel and cruise industries or to maintain sales in the airline industry would adversely affect our operating results and financial condition.

Our software products require implementation projects that are subject to significant risks and delays, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.

The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control.  For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers and us.  If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. We recognize our license and implementation revenues as implementation services are performed.  Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results.  If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.

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

We expect additional competition from other established and emerging companies to the extent the pricing and revenue optimization software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company.  A number of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have.  In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and to devote greater resources to the development, promotion and sale of their products than we can.

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us.   We do not know how our competition will set prices for their products during a period of economic downturn.  Businesses may continue to enhance their internally developed solutions, rather than investing in commercially-available solutions such as ours.  Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive.  In addition, if these competitors develop products with similar or superior functionality to our products, or if they offer products with similar functionality at a substantially lower price than our products, we may need to decrease the prices for our products in order to remain competitive.  If we are unable to maintain our current product, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.

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

Maintenance and support agreements are typically for a term of one to two years.  Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 29%, 30% and 36% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

Our Global Growth is Subject to a Number of Economic Risks

As widely reported, global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, limited ability to raise capital in public financial markets, severely diminished liquidity, credit unavailability and company rating downgrades.  These conditions have a negative impact on our prospects’ and customers’ ability to raise capital and operate their businesses.   This global financial crisis and economic recessions will negatively affect our business although the extent to which it will do so and our ability to manage the business in the face of those challenges are uncertain.  For example, a contraction in spending by our prospects or customers, including reduced spending on products such as ours, would have a negative effect on our operating results and our business would suffer.

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

Our sales cycle may take several months to over a year.  To sell our products successfully and obtain an executed contract, we generally have to educate our potential customers about the use and benefits of our products, which can require significant time, expense and capital without the ability to realize any revenue. During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result.  The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control.  These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business.  Any unexpected lengthening of the sales cycle would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular quarter could reduce our revenue in that quarter.  Overall, any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.

If our cost estimates for fixed-fee arrangements do not accurately anticipate the cost and complexity of implementing our software products, our profitability could be reduced and we could experience losses on these arrangements.

The majority of our license and implementation arrangements are priced on a fixed-fee basis. If we underestimate the amount of effort required to implement our software products, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we would incur a loss on the arrangement.

Our revenue recognition policy may cause any decreases in sales not to be reflected in our revenue immediately.

The period over which we recognize license and implementation revenue for an implementation depends on the number of licensed software products and the scope and complexity of the customer’s deployment requirements which may range from six months to several years.  As a result, a significant majority of our revenue is recognized on arrangements that were executed in previous periods.  Any shortfall in new sales of our software products may not be reflected in our revenue for several quarters, and as such the adverse impact on our business may not be readily apparent.

We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. SEC and New York Stock Exchange (“NYSE”) rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.

In addition, we are required to maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to report on, the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We may need to hire additional accounting and financial staff or a third party firm with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to develop or acquire new pricing and revenue optimization functionality to enhance our existing software products, we will not be able to grow our business and it could be harmed.

The pricing and revenue optimization software market is characterized by:

• rapid technological developments;

• newly emerging and changing customer requirements; and

• frequent product introductions, updates and functional enhancements.

We must introduce new pricing and revenue optimization functionality that enhances our existing software products in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of pricing and revenue optimization software generally and of our software products in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe our competitors are heavily investing in research and development, and may develop and market new solutions that will compete with, and may reduce the demand for, our software products.  We cannot assure you that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands.  In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality.  If we are unable to develop or acquire new functionality, enhance our existing software products or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.

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

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, our operating results could be adversely affected.

Our future success depends upon the continued service of our executive officers and other key sales, development, science and professional services staff.  The loss of the services of our executive officers and other key personnel would harm our operations.  In addition, our future success will depend in large part on our ability to attract and retain a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. In particular, given the highly sophisticated pricing science included in our products, the pool of scientists and software developers qualified to work on our products is limited.  In addition, the implementation of our software products requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging.  Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we do.  If we fail to retain our key personnel and attract new personnel, our operating results could be adversely affected.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software products.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights.  A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute.  Pricing and revenue optimization solutions may become increasingly subject to infringement claims as the number of commercially available pricing and revenue optimization solutions increases and the functionality of these solutions overlaps.  Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence.  Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

Patent applications in the U.S. are typically not published until 18 months after filing or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to obtain adequate patent protection.

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

Over the last several years, we derived a significant portion of our revenue from customers outside the United States.  For the years ended December 31, 2008, 2007, and 2006, approximately 54%, 63% and 63% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our products. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

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

In addition, acquisitions may result in the incurrence of debt, restructuring charges and write-offs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.  To the extent we finance future acquisitions with debt; such debt could include financial or operational covenants that restrict our business operations.

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

We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the foreseeable future.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Annual Report on Form 10-K.  In addition, we may require additional financing to fund the purchase price of future acquisitions.  Additional financing may not be available on terms favorable to us, or at all.  Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock.  Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock.  Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

Risks relating to ownership of our common stock:

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile, in part because our shares has been traded publicly since June 2007.  Volatility could make it difficult to trade shares of our common stock at predictable prices or times.

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

•                  deterioration of the general U. S. and global economic condition; and

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

Item 1B.                          Unresolved staff comments

None.

Item 2.                                   Properties

We lease approximately 73,200 square feet of office space for our headquarters in Houston, Texas. This lease expires in July 2011. In addition, we lease approximately 4,300 square feet of office space in Austin, Texas.  This lease expires June 2009.  We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.                                   Legal proceedings

In the ordinary course of our business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation.  We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available.  Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the consolidated financial statements.  In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, no reserve will be recorded.  As additional information becomes available, we will adjust our assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, we filed a counterclaim.  We believe the customer’s termination is wrongful and intend to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  For additional information, see Note 10 to our Notes to the Consolidated Financial Statements.

Based on our review of the latest information available, we do not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on our financial statements.

Item 4.     Submission of matters to a vote of security holders

No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

Part II

Item 5.     Market for registrant’s common equity, related stockholders matters and issuer purchases of equity securities

Market information and dividends

Our common stock began trading on the NYSE under symbol “PRO” on June 28, 2007.  The following table sets forth the high and low prices for shares of our common stock, as reported by the NYSE for the periods indicated.

	Price Range of
	Common Stock
	Low	High
For the year ended December 31, 2007

Second Quarter (commencing June 28, 2007)	$11.32	$13.64
Third Quarter	$10.40	$14.69
Fourth Quarter	$12.02	$20.71

For the year ended December 31, 2008
First Quarter	$10.40	$15.51
Second Quarter	$9.53	$13.50
Third Quarter	$6.50	$12.45
Fourth Quarter	$3.13	$9.40

On February 20, 2008 there were 102 stockholders of record of our common stock.  On March 29, 2007, the Company paid a one-time cash dividend on its common stock of $2.00 per share, totaling $41.3 million.  We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business.  Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

The graph below presents the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the NASDAQ Computer Index for the period commencing on June 28, 2007, the date of our initial public offering, and ending December 31, 2008.  The graph is presented pursuant to the SEC rules and is not meant to be an indication of our performance.

(1)          The graph assumes that $100 was invested on June 28, 2007, at the closing price on the date of our initial public offering the S&P 500 and the NASDAQ Computer Index, in our common stock and all dividends were reinvested.  No cash dividends have been paid on our common stock since June 28, 2007.

	6/28/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
PRO	$100.00	$101.95	$92.14	$149.77	$95.80	$85.73	$71.68	$43.89
S&P 500	$100.00	$99.84	$101.56	$97.67	$87.98	$85.14	$77.48	$60.08
NASDAQ Computer Index	$100.00	$99.51	$105.33	$111.31	$88.88	$93.22	$78.74	$59.34

Issuer purchase of equity securities

On August 25, 2008, we announced that the Board of Directors of the Company authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock.  Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

The table below presents information about shares of common stock repurchased during the three months ended December 31, 2008 under the stock repurchase program.

					Approximate
					Dollar Value
			Total Number of	Total Dollar Value	of Shares that
	Total	Average	Shares Purchased as	of Shares Purchased	may yet be
	Number of	Price	Part of a Publicly	as Part of a	Purchased
	Shares	Paid per	Announced Plan or	Publicly Annopunced	Under the Plan
Period	Purchased	Share	Program	Program	of Program

Beginning balance, October 1, 2008	286,100	$9.41	286,100	$2,700,808	$12,299,920
October 1, 2008 through October 31, 2008	284,445	8.46	284,445	2,299,857	10,000,063
November 1, 2008 through November 30, 2008	—	—	—	—	10,000,063
December 1, 2008 through December 31, 2008	—	—	—	—	10,000,063
Total for the three months ended December 31, 2008	284,445		284,445	2,299,857	10,000,063
Total for the year ended December 31, 2008	570,545		570,545	$5,000,665	$10,000,063

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.   For additional information on our equity compensation plans, see Note 8 of the Notes to the Consolidated Financial Statements.

	I	II	III
Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted-average	under plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	equity securities	equity securities	listed in Column (I))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,732,488	10.15	8,451
Total	2,732,488	$—	8,451

Item 6.     Selected financial data

The following selected consolidated financial data presented under the captions Selected Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2008 are derived from the Consolidated Financial Statements of PROS Holdings, Inc.  The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and result of operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report.  As presented in the table, amounts are in thousands (except per share data).

PROS Holdings, Inc.

Condensed Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected statement of operations data:
Total revenue	$75,588	$62,079	$46,027	$35,130	$32,446
Gross profit	56,336	44,135	30,422	21,749	19,057
Income from operations	13,933	11,006	6,829	3,339	3,826
Net income	10,757	10,517	7,025	3,440	3,656
Accretion of preferred stock	—	(82)	(460)	(852)	(1,256)
Net earnings attributable to common stockholders	$10,757	$10,435	$6,565	$2,587	$2,400

Net earnings attributable to common stockholders per share:
Basic	$0.41	$0.45	$0.33	$0.19	$0.24
Diluted	$0.40	$0.45	$0.32	$0.16	$0.19

Weighted average number of shares:
Basic	26,121	23,026	19,649	13,891	9,822
Diluted	26,569	23,434	20,604	20,012	19,618

	December 31,
	2008	2007	2006	2005	2004
Balance sheet data:
Cash and cash equivalents	$51,979	$44,378	$42,540	$38,490	$32,314
Working capital	41,741	33,917	27,575	27,079	22,218
Total assets	76,594	68,980	63,046	50,290	45,373
Redeemable preferred stock	—	—	17,283	25,269	—
Convertible redeemable preferred stock	—	—	—	—	31,913
Total stockholders’ equity (deficit)	$43,752	$33,688	$10,677	$4,044	$(6,057)

Item 7.     Management’s discussion and analysis of financial condition and results of operations

Overview

We are a leading provider of pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer, they do not write custom code for each implementation.

Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction.  We have installed over 200 solutions for over 100 customers across a range of industries in more than 40 countries.

We recorded revenue of $75.6 million, $62.1 million and $46.0 million for the years ended December 31, 2008, 2007, and 2006, respectively, and have achieved ten consecutive years of profitability.  Approximately 54% of our total revenue came from customers outside the United States for the year ended December 31, 2008 and approximately 63% of our total revenue came from customers outside the United States for the years ended December 31, 2007 and December 31, 2006.

Generally, we recognize the majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software.  Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products.  As a result of our revenue recognition policy, revenue from license arrangements are recognized over the implementation period, which typically ranges from six months to several years.

Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts.  We do not recognize license and implementation revenue upon signing a new contract with a customer.  Our revenue recognition only begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except to the extent we provide implementation services during the period.

Background

We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry. In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and margin optimization functionality. We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization solutions.  Our efforts toward diversification of products and customers intensified following September 11, 2001 as a result of the ensuing challenges faced by many airlines following those events.  Despite the events of September 11, 2001 and the resulting decline in our revenue, we remained profitable as we sought additional ways to grow our business, and we have had ten consecutive years of profitability.

Our future revenue growth and profitability will depend on the continued acceptance of our pricing and margin optimization software products, further penetration of our target industries and the increased adoption of pricing and margin optimization software generally.

In July 2007, we completed our initial public offering (“IPO”) of our common stock in which we sold and issued 5,118,750 shares of common stock and the selling stockholders sold an additional 1,706,250 shares of common stock.  As a result of the IPO, we raised $56.3 million in gross proceeds, before deducting underwriter’s discounts and commission of $3.9 million and offering costs of $1.8 million.  In addition, in December 2007, we completed a follow on offering of 5,000,000 shares of our common stock in which we sold and issued 65,000 shares of common stock and the selling stockholders sold an additional 4,935,000 shares of common stock.  As a result of the follow on offering, we raised $1.0 million in gross proceeds before deducting offering costs of $0.4 million.

Trends

We have noted several trends that we believe are significant to understand our financial results and condition.

•                  Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption.  The market demand had been increasing over the past several years; however the world economies are in a recession which may have a negative impact on the adoption of pricing and margin optimization software.   We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which a slowdown in technology investment will effect our business.

•                  Variability in revenue among industries and geography.  Historically a substantial portion of our revenue has come from the airline industry.  However, as we began to diversify our product offering, we saw our revenue growth driven by increases in sales to non-airline industry customers in manufacturing, distribution, services and hotel and cruise.  From a geographical standpoint we have diversification our revenue with 54% of our revenue in 2008 outside the United States.  The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.

Discussion of consolidated financial information

Revenue:

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

License and implementation revenue.  We derive the majority of our license and implementation revenue from the sale of perpetual licenses for our software products and related implementation services. Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed using the percentage-of-completion accounting method.

We also recognize revenue from the sale of a limited number of fixed-term licenses, which have terms ranging from two to five years, and related implementation services.  Revenue from fixed-term licenses, which is included in License and implementation revenue in the Consolidated Statements of Operations, represented approximately 4.2%, 5.2% and 7.7%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue from fixed-term licenses, which includes maintenance and support during the license period, are recognized ratably over the license term.

In addition, we also license software products through subscriptions.  Similar to fixed term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Revenue from subscriptions, which is included in License and implementation revenue in the Consolidated Statements of Operations, represented approximately 5.5%, 6.6% and 2.5%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  Maintenance revenue from subscriptions, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in Maintenance revenue and represented approximately 1.1%, 1.5% and 0.9%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

We had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to a subscription contract from a customer that delivered a notice of contract termination in April 2008.  These amounts have been netted and are classified as other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount has not changed since April 2008 and will continue to be presented in the Consolidated Balance Sheet as Other current liabilities until the matter is resolved.

Maintenance and support revenue.  We generate maintenance and support revenue from the sale of maintenance and support services for our software products.  Our maintenance and support arrangements are sold with terms generally ranging from one to two years.  Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis.  Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Maintenance and support renewals by customers continues to be greater than 90%.

Software license and implementation services that have been performed, but for which we have not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying Condensed Balance Sheets.  We generally invoice for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period.

Revenue distribution

Our revenue is geographically dispersed as we sell our solutions to a global customer base. We do not believe there are significant trends or uncertainties among our customers based on geography, and the percentages of revenue among geographic areas fluctuate from year to year.  The substantial majority of our customer arrangements are denominated in U.S. dollars.  For the year ended December 31, 2008, 46% of our revenue was from the United States.  We believe that we are diversified, both geographically and across industries.

Cost of revenue

Cost of license and implementation revenue.  Cost of license and implementation revenue includes those costs related to the implementation of our solutions. Cost of license and implementation revenue consists of (a) compensation and benefits related to personnel providing professional services, (b) billable and non-billable travel, lodging and other out-of-pocket expenses and (c) facilities and other overhead costs.  Since 2003, we have seen improvement in our license and implementation gross margin as a result of improvements in our implementation processes and the standardization of our software products.  This trend may not continue if the economy negatively impacts our revenue and we are unable to reduce costs. License and implementation costs may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our products.

Cost of maintenance and support revenue.  Cost of maintenance and support revenue includes those costs related to post-contract support on our deployed solutions.  Cost of maintenance and support revenue consists of (a) compensation and benefits related to personnel providing customer support and (b) facilities and other overhead costs.  Maintenance and support gross margin increased during 2008 due to (i) an increase in maintenance and support revenue following the completion of a number of implementations of our software products and an inflationary index increase in the rate charged on maintenance renewals and (ii) a decrease in cost of maintenance and support resulting from the reduced resources required to provide support during the period.  This trend may not continue if the economy negatively impacts our revenue and we are unable to reduce costs.

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

Income taxes

We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes.  We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities.  At December 31, 2008, our deferred tax assets consisted primarily of temporary differences related to the timing of deductions for federal income tax and financial reporting purposes and the deferral of revenue on subscription contracts for financial reporting purposes.  We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized.  This assessment requires judgment as to the likelihood and amounts of future taxable income.  Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Our effective tax rates for the years ended December 31, 2008, 2007 and 2006 were 28%, 11% and 20% respectively.  In the third quarter of 2007, we recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on our Research & Experimentation (“R&E”) tax credit carryforwards. This reversal was the result of our determination during the third quarter that it was more likely than not that our R&E tax credit carryforwards would be utilized. Without this reversal, our effective tax rate would have been 20%.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.   However, on October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1424, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation makes the R&E tax credit retroactive to January 1, 2008 and extends the R&E tax credit until December 2009.  As a result of the retroactive reinstatement of the R&E tax credit, we recorded the full benefit of the R&E tax credit in the fourth quarter of 2008 which resulted in an estimated effective Federal effective tax rate of approximately 28% for the year ended December 31, 2008.

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

Stock based compensation

On January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No.123(R)”). Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We do not have an established history of market prices of our common stock as we only recently became a public company, and as such we estimate volatility in accordance with Staff Accounting Bulletin No. 107, using historical volatilities of similar public entities.  The expected life of the share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our expectation of paying no dividends.  Stock-based compensation expense recorded in our financial statements under SFAS No.123(R) is based on awards that are ultimately expected to vest.

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

The fair value of our common stock for options granted before our initial public offering was estimated by our board, with input from management.  Determining the fair value of our common stock requires making complex and subjective judgments. Our board considered objective and subjective factors including our financial results and financial condition, and discussions with the underwriters related to our potential initial public offering.

At December 31, 2008, there were an estimated $13.1 million of total unrecognized compensation costs related to share-based compensation arrangements for options and restricted stock units granted.  These costs will be recognized over a weighted average period of 2.6 years.

In November 2008, we issued restricted stock units to employees, directors, and consultants.  We account for the issuance of restricted stock units under SFAS 123(R).  The fair value of the restricted stock units is based on the closing price of our stock on the date of grant.  The expected life of the restricted stock units is a historical weighted average of the expected lives of similar securities of comparable public companies.  The restricted stock units are amortized over the vesting period.  Stock based compensation expense recorded in our financial statements under SFAS No.123(R) is based on awards that are ultimately expected to vest.

Accounting for income taxes

We use the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis.  We review our deferred tax assets for recovery.  A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized.  Changes in the valuation allowance from period to period are included in our tax provision in the period of change.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.   However, on October 3, 2008, Congress passed, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation makes the R&E tax credit retroactive to January 1, 2008 and extends the R&E tax credit until December 2009.  As a result of the retroactive reinstatement of the R&E tax credit, we recorded the full benefit of the R&E tax credit in the fourth quarter of 2008 which resulted in an estimated effective Federal effective tax rate of approximately 28% for the year ended December 31, 2008.

Results of operations

The following table sets forth our statements of operations data expressed as a percentage of total revenues for the periods indicated.

Comparison of year ended December 31, 2008 with year ended December 31, 2007

Revenue:

	Year Ended December 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$53,923	71%	$43,159	70%	$10,764	25%
Maintenance and support	21,665	29%	18,920	30%	2,745	15%
Total	$75,588	100%	$62,079	100%	$13,509	22%

License and implementation.  License and implementation revenue increased $10.8 million to $53.9 million for the year ended December 31, 2008 from $43.2 million for the year ended December 31, 2007, representing a 25% increase.  Generally, revenue is recognized over the implementation period using the percentage of completion accounting method.  The increase was principally the result of an increase in the number of implementations and the current mix of business.

Maintenance and support.  Maintenance and support revenue increased $2.7 million to $21.7 million for the year ended December 31, 2008 from $18.9 million for the year ended December 31, 2007, representing a 15% increase.  The increase was the result of the completion of a number of implementations of our software products following which we are able to begin recognizing maintenance and support revenue and an inflationary index increase in the rate charged on maintenance renewals.

Total revenue.  For the year ended December 31, 2008, approximately 54% of our total revenue was generated outside the United States, compared with 63% for the year ended December 31, 2007.  For the year ended December 31, 2008 and 2007, approximately 97% and 96%, respectively, of our airline revenue was generated outside the United States.

Cost of revenue and gross profit:

	Year Ended December 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$14,894	28%	$13,227	31%	$1,667	13%
Cost of maintenance and support	4,358	20%	4,717	25%	(359)	(8)%
Total cost of revenue	$19,252	25%	$17,944	29%	$1,308	7%
Gross profit	$56,336	75%	$44,135	71%	$12,201	28%

Cost of license and implementation.  Cost of license and implementation increased $1.7 million to $14.9 million for the year ended December 31, 2008 from $13.2 million for the year ended December 31, 2007, representing a 13% increase.  The increase in cost of license and implementation is attributable to an increase of $0.8 million in amortized costs related to subscription contracts, an increase of $0.4 million in stock based compensation expenses, an increase of $0.3 million from a foreign currency loss resulting from currency exchange rates, and an increase of $0.3 million in travel expense offset by a decrease of $0.1 million of personnel resources required to implement our software products. License and implementation gross margins increased from 69% to 72% for the year ended December 31, 2008 primarily due to improvements in our implementation processes, the standardization of software products and our current mix of business. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support.  Cost of maintenance and support decreased by $0.4 million to $4.4 million for the year ended December 31, 2008 from $4.7 million for the year ended December 31, 2007, representing an 8% decrease.  The decrease in cost of maintenance and support is primarily attributed to a decrease of $0.3 million as a result of a reduction in resources associated with specific maintenance projects. Maintenance and support margins increased from 75% to 80% for the year ended December 31, 2008 due to an increase in maintenance and support revenue as a result of the completion of a number of implementations of our software products and an inflationary index increase in the rate charged on maintenance renewals as well as a decrease in cost of maintenance and support resulting from the reduced resources required to provide support during the period.

Gross profit.  Gross profit increased $12.2 million to $56.3 million for the year ended December 31, 2008 from $44.1 million for the year ended December 31, 2007, representing a 28% increase.  The increase in our overall gross profit was attributable to the increase in overall revenue and the improvement in our license and implementation and maintenance and support gross margins.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price.  Maintenance and support gross margins may vary from period to period depending on factors, including the cost of providing maintenance and support relative to maintenance and support revenue.

Operating expenses:

	Year Ended December 31,
	2008		2007
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$22,094	29%	$16,292	26%	$5,802	36%
Research and development	20,309	27%	16,837	27%	3,472	21%
Total operating expenses	$42,403	56%	$33,129	53%	$9,274	28%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.8 million to $22.1 million for the year ended December 31, 2008 from $16.3 million for the year ended December 31, 2007, representing a 36% increase.  The increase in selling, general and administrative expenses is primarily attributable to an increase of $1.9 million in personnel expenses principally as a result of an increase in selling and marketing personnel, an increase of $1.3 million in stock based compensation expenses, an increase of $1.0 million in travel expense associated with sales activities, an increase of $0.9 million in professional fees, directors and officer insurance and directors fees associated with being a publicly traded company and $0.4 million of marketing expenses.

Research and development expenses.  Research and development expenses increased $3.5 million to $20.3 million for the year ended December 31, 2008 from $16.8 million for the year ended December 31, 2007, representing a 21% increase.  The increase in research and development expenses is attributable to an increase of $2.6 million in personnel expenses resulting from an increase in our products and product management activities and $0.7 in stock based compensation expenses.

Other income (expense):

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Variance $	Variance %
Interest income	$1,112	$1,623	$(511)	(31)%
Interest expense	—	(869)	869	(100)%
Other income (expense), net	$1,112	$754	$358	47%

Interest income.  Interest income decreased $0.5 million to $1.1 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007, representing a 31% decrease.  Interest income is generated from the investments of cash balances in short term interest bearing obligations with original maturities less than 90 days, primarily diversified money market funds and treasury money market funds in 2008.  The decrease in interest income is due to a decrease in rates earned on invested cash and short-term investments.

Interest expense.  Interest expense of $0.9 million for the year ended December 31, 2007 is the result of interest incurred on a $20.0 million credit facility and the expensing of $0.4 million of deferred financing costs.  In July 2007, we used the proceeds from our initial public offering to retire and terminate the credit facility.

Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Variance $	Variance %
Effective tax rate	28%	11%	n/a	17%
Income tax provision	$4,288	$1,243	$3,045	—

Income tax provision.  Our income tax provision increased $3.0 million to $4.3 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007.   Included in our income tax provision of $1.2 million (effective tax rate of 11%) for the year ended December 31, 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against the deferred tax asset on our Research and Experimentation (“R&E”) tax credit carryforwards.  The reversal is the result of our conclusion that it is more likely than not that our R&E tax credit carryforwards would be utilized.  The income tax provision of $4.3 million (effective tax rate of 28%) for the year ended December 31, 2008 was the result of an increase of $3.3 million in pre-tax income compared to the year ended December 31, 2007.  The reversal of the valuation allowance in 2007 was the result of our conclusion that it is more likely than not that the associated deferred tax asset would be realized.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In December 2007, Congress recessed without reinstating the R&E tax credit.   However, on October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation makes the R&E tax credit retroactive to January 1, 2008 and extends the R&E tax credit until December 2009.  As a result of the retroactive reinstatement of the R&E tax credit; we recorded the full benefit of the R&E tax credit in the fourth quarter of 2008 which resulted in an estimated effective Federal tax rate of approximately 28% for the year ended December 31, 2008.

Comparison of year ended December 31, 2007 with year ended December 31, 2006

Revenue:

	Year Ended December 31,
	2007		2006
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$43,159	70%	$29,604	64%	$13,555	46%
Maintenance and support	18,920	30%	16,423	36%	2,497	15%
Total	$62,079	100%	$46,027	100%	$16,052	35%

License and implementation.  License and implementation revenue increased $13.6 million to $43.2 million in 2007 from $29.6 million in 2006, representing a 46% increase.  Beginning in 2006 and continuing in 2007, we experienced increased sales of our software products.  The increase was principally the result of an increase in the number of implementations and the current mix of business.

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

Cost of revenue and gross profit:

	Year Ended December 31,
	2007		2006
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$13,227	31%	$12,079	41%	$1,148	10%
Cost of maintenance and support	4,717	25%	3,526	21%	1,191	34%
Total cost of revenue	$17,944	29%	$15,605	34%	$2,339	15%
Gross profit	$44,135	71%	$30,422	66%	$13,713	45%

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

Operating expenses:

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

Other income (expense):

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Variance $	Variance %
Interest income	$1,623	$1,921	$(298)	(16)%
Interest expense	(869)	—	(869)	—
Other income (expense), net	$754	$1,921	$(1,167)	(61)%

Interest income.  Interest income decreased $0.3 million from $1.9 million for 2006 to $1.6 million in 2007, representing a 16% decrease.  The decrease was the result of the interest earned on smaller average cash and cash equivalent balances due to the redemption of the preferred stock in the amount of $17.3 million and the payment of a one-time cash dividend of $41.3 million to all common stockholders in March 2007.

Interest expense.  Interest expense of $0.9 million for the year ended December 31, 2007 is the result of interest incurred on the $20.0 million credit facility and the expensing of $0.4 million of deferred financing costs.  In July 2007, we used the proceeds from our initial public offering to retire and terminate the credit facility.

Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Variance $	Variance %
Effective tax rate	11%	20%	n/a	(9)%
Income tax provision	$1,243	$1,725	$(482)	(28)%

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

Liquidity and capital resources:

At December 31, 2008, we had $52.0 million of cash and cash equivalents and $41.7 million in working capital as compared to $44.4 million of cash and cash equivalents and $33.9 million in working capital at December 31, 2007.  Our principal source of liquidity is our cash flows provided by operating activities.  Based on existing cash and cash equivalent balances, and our current estimates of revenues and expenses, we believe that the anticipated cash flows provided by operating activities will be adequate to finance our operations and anticipated capital expenditures for the foreseeable future.  However, at some future date we may need to seek additional sources of capital to meet our requirements.  If such need arises, we may be required to raise additional funds through equity or debt financing.  We do not currently have a bank line of credit.  We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us.  If available, such financing may result in dilution to our shareholders or higher interest expense.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net cash provided from operating activities	$13,823	$10,024	$13,519
Net cash used in investing activities	(1,208)	(1,678)	(1,090)
Net cash used in financing activities	(5,014)	(6,508)	(8,378)
Cash and cash equivalents (end of period)	$51,979	$44,378	$42,540

The increase in cash and cash equivalents from the year ended December 31, 2007 to the year ended December 31, 2008 can be attributed to cash provided by operating activities of $13.8 million, offset by cash used in investing activities of $1.2 million and net cash used in financing activities of $5.0 million.

Cash flow analysis:

Sources of cash from operating activities for the year ended December 31, 2008 consisted of (a) $10.8 million of net income, (b) $5.4 million of non-cash expense comprised of depreciation and non-cash compensation related to the issuance of stock options, (c) a $0.8 million decrease in prepaid expenses and (d) $0.3 million of provision for doubtful accounts. Uses of cash from operating activities for the year ended December 31, 2008 consisted of (a) a $1.1 million increase in unbilled receivables from unbilled implementations in process, (b) a $0.8 million non-cash increase in deferred tax assets, (c) a $0.7 million increase in net accounts receivable (d) a $0.6 million decrease in deferred revenue and (e) a $0.3 million decrease in accounts payable, accrued liabilities and accrued payroll.

Uses of cash from investing activities for the year ended December 31, 2008 consisted of $1.2 million of purchases of property and equipment.  Net uses of cash from financing activities consisted of (a) $5.0 million as a result of the stock repurchase program and  (b) $0.3 million of costs associated with the secondary offering.  Sources of cash from financing activities consisted of $0.3 million from the exercise of options.

Sources of cash from operating activities for the year ended December 31, 2007 consisted of (a) $10.5 million of net income, (b) $2.8 million of non-cash expense comprised of depreciation and non-cash compensation related to the issuance of stock options in 2007, (c) $0.4 million of provision for doubtful accounts and (d) a $0.4 million non-cash expense of deferred financing costs. Uses of cash from operating activities for the year ended December 31, 2007 consisted of (a) a $1.9 million non-cash increase in deferred tax assets, of which $1.1 million resulted from the reversal of the valuation allowance previously recorded against the deferred tax asset on our R&E tax credit carryforwards, (b) a $1.3 million increase in unbilled receivables from unbilled implementations in process, (c) a $0.4 million increase in prepaid expenses and other, (d) a $0.2 million decrease in accounts payable, accrued liabilities and accrued payroll,  (e) a $0.2 million increase in net accounts receivable and (f) a $0.1 million decrease in deferred revenue.

Uses of cash from investing activities for the year ended December 31, 2007 consisted of $1.7 million of purchases of property and equipment.  Net uses of cash from financing activities consisted of (a) a $17.4 million redemption of preferred stock, (b) a $41.3 million payment of a one-time cash dividend to our stockholders and (c) $1.8 million of initial public offering costs. Sources of cash from financing activities in the same period consisted principally of (a) $52.4 million of net proceeds received from our initial public offering, (b) $1.1 million from the exercise of stock options and stock warrants and (c) $1.0 million of proceeds from the follow on offering.

Sources of cash provided by operating activities in 2006 consisted primarily of (a) a $12.3 million increase in deferred revenue due to an increase in invoiced amounts on contracts in progress; (b) $7.0 million of net income, (c) a $1.9 million increase in accrued expenses and accounts payable resulting from an increase in accrued employee payroll costs and an increase in accrued contract labor expenses (d) $1.3 million of non-cash expenses comprised of depreciation and amortization and (e) $0.1 million of provision for doubtful accounts. Uses of cash in operating activities in the same period consisted principally of (a) a $5.4 million increase in accounts receivable due to an increase in invoiced amounts on contracts in progress, net of cash collected; (b) a $1.4 million increase in prepaid and other assets; (c) a $1.2 million increase in deferred taxes and (d) a $1.1 million increase in unbilled accounts receivable.

In 2006, net cash used in investing activities was $1.1 million as a result of the purchase of property and equipment, and net cash used in financing activities was $8.4 million primarily due to the partial redemption of our redeemable preferred stock in August 2006.

Stock repurchases

On August 25, 2008, we announced that the Board of Directors of the Company authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock.  During the year ended December 31, 2008, we purchased 570,545 shares for $5.0 million.  As of December 31, 2008, there was $10.0 million remaining in the stock repurchase program.  The repurchase of stock will continue to be funded primarily with cash generated from our operations.  The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.”

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2008:

	Payment due by period
	Less than
(Dollars in thousands)	1 year	1 to 3 years	3 to 5 years	Total
Operating leases	$1,242	$1,918	$—	$3,160
Total contractual obligations	$1,242	$1,918	$—	$3,160

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

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  On September 16, 2008, the SEC approved Audit Standard No. 6, which included, among other items, the PCAOB amendments to AU Section 411.   On November 15, 2008, we adopted SFAS No. 162 and it did not have an impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The adoption is not expected to have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date.  SFAS No. 141(R) also requires that acquisition-related costs be recognized as expense separately from the acquisition. SFAS No. 141(R) is effective for the Company for fiscal years beginning after December 31, 2008.  We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Item 7A.            Quantitative and qualitative disclosures about market risk

Foreign currency risk

Historically, some of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2008 would result in a $0.2 million loss.  To date, we have not entered into any hedging contracts although we may do so in the future.  Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $52.0 million at December 31, 2008.  These amounts have been invested in short-term interest bearing obligations with original maturities less than 90 days, primarily diversified money market funds and treasury money market funds. Unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income.  If overall interest rates fell by 10% in the year ended December 31, 2008, our interest income would have had a $0.1 million decline assuming consistent investment levels.

Item 8.                     Financial statements and supplementary data

The response to this section is submitted as a separate section of this Report.  See Item 15 (a)(1) and (2).

Item 9.                     Change in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.            Controls and procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our CEO and CFO have concluded that our disclosure controls and procedures are effective (i) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participations of our CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which is included herein.

Item 9B.            Other information

None.

Part III

Item 10.              Directors, executive officers and corporate governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009.

Item 11.              Executive compensation

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009.

Item 12.              Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009.

Item 13.              Certain relationships, related transactions and director independence

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009.

Item 14.              Principal accountant fees and services

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).
4.1

Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1

1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2

2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3

Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1

Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5

Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6

Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7

Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8

Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1

First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9*

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (incorporated by reference to the exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*

Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.2 to the Registrant’s Form

S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).
10.10*

Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*

Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.2*

Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.3*

Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11*

Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1*

Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*

Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13*

Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Jeff Robinson — Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.16 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.14*

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

* Constitutes management contracts or compensatory arrangements

# Filed with this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

PROS Holdings Inc.

By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signatures	Title	Date

/s/ Albert E. Winemiller	President, Chief Executive Officer	February 26, 2009
Albert E. Winemiller	And Chairman of the Board

/s/ Charles H. Murphy	Executive Vice President and Chief	February 26, 2009
Charles H. Murphy	Financial Officer

/s/ Ronald F. Woestemeyer	Executive Vice President, Strategic	February 26, 2009
Ronald Woestemeyer	Business Planning and Director

/s/ Kurt R. Jaggers	Director	February 26, 2009
Kurt R. Jaggers

/s/ Ellen Keszler	Director	February 26, 2009
Ellen Keszler

/s/ Greg B. Petersen	Director	February 26, 2009
Greg B. Petersen

/s/ William Russell	Director	February 26, 2009
William Russell

/s/ Timothy V. Williams	Director	February 26, 2009
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 26, 2009
Mariette M. Woestemeyer

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PROS Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2009

PROS Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$51,979	$44,378
Accounts and unbilled receivables, net of allowance of $1,900 and $1,550 respectively	16,179	14,896
Prepaid and other current assets	3,238	4,050
Total current assets	71,396	63,324
Property and equipment, net	2,901	3,063
Other long term assets, net	2,297	2,593
Total assets	$76,594	$68,980

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,088	$1,466
Accrued liabilities	2,920	2,904
Accrued payroll and other employee benefits	4,493	4,778
Deferred revenue	16,288	20,259
Other current liabilities	4,866	—
Total current liabilities	29,655	29,407
Long-term deferred revenue	3,187	5,885

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,095,846 and 29,926,529 shares issued, respectively, 25,678,261 and 26,079,489 shares outstanding respectively	30	30
Additional paid-in capital	57,668	53,361
Treasury stock, 4,417,585 and 3,847,040 common shares, respectively, at cost	(13,938)	(8,938)
Accumulated deficit	(8)	(10,765)
Total stockholders’ equity	43,752	33,688
Total liabilities and stockholders’ equity	$76,594	$68,980

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue:
License and implementation	$53,923	$43,159	$29,604
Maintenance and support	21,665	18,920	16,423
Total revenue	75,588	62,079	46,027

Cost of revenue:
License and implementation	14,894	13,227	12,079
Maintenance and support	4,358	4,717	3,526
Total cost of revenue	19,252	17,944	15,605

Gross profit	56,336	44,135	30,422

Operating expenses:
Selling, general and administrative	22,094	16,292	13,261
Research and development	20,309	16,837	10,332

Income from operations	13,933	11,006	6,829
Other income (expense):
Interest income	1,112	1,623	1,921
Interest expense	—	(869)	—
Income before income tax provision	15,045	11,760	8,750
Income tax provision	4,288	1,243	1,725
Net income	10,757	10,517	7,025

Accretion of preferred stock	—	(82)	(460)

Net earnings attributable to common stockholders	$10,757	$10,435	$6,565

Net earnings attributable to common stockholders per share:
Basic	$0.41	$0.45	$0.33
Diluted	$0.40	$0.45	$0.32

Weighted average number of shares:
Basic	26,120,613	23,026,163	19,649,372
Diluted	26,569,074	23,433,981	20,604,202

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$10,757	$10,517	$7,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,363	1,182	1,270
Stock based compensation	4,021	1,601	—
Deferred income taxes	(821)	(1,871)	(1,161)
Deferred financing costs	—	418	—
Provision for doubtful accounts	288	360	170
Changes in operating assets and liabilities:
Accounts receivable	(669)	(183)	(5,444)
Unbilled receivables	(1,064)	(1,284)	(1,086)
Prepaid expenses and other	860	(427)	(1,365)
Accounts payable, accrued liabilities and accrued payroll	(340)	(221)	1,860
Deferred revenue	(572)	(68)	12,250
Net cash provided by operating activities	13,823	10,024	13,519

Investing activities:
Purchases of property and equipment	(1,208)	(1,678)	(1,090)
Net cash used in investing activities	(1,208)	(1,678)	(1,090)

Financing activities:
Proceeds from long-term debt	—	20,000	—
Payments on long-term debt	—	(20,000)	—
Proceeds from initial public offering, net of underwriters’ costs	—	52,365	—
Dividend on common stock	—	(41,328)	—
Proceeds from follow on offering		1,028
Redemption of redeemable preferred stock	—	(17,365)	(8,445)
Exercise of stock options	286	709	67
Exercise of stock warrants	—	410	—
Initial public offering costs	—	(1,793)	—
Secondary offering costs	(300)	(116)	—
Purchase of treasury stock	(5,000)	—	—
Deferred financing costs	—	(418)	—
Net cash used in financing activities	(5,014)	(6,508)	(8,378)
Net increase in cash and cash equivalents	7,601	1,838	4,051
Cash and cash equivalents:
Beginning of period	44,378	42,540	38,489
End of period	$51,979	$44,378	$42,540

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$4,895	$3,412	$1,826
Interest	$—	$869	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock
	Series A Convertible Redeemable		Redeemable		Common Stock		Additional Paid-In	Common Stock	Treasury Stock		Accumulated (Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Shares	Amount	Earnings	Equity
Balances at December 31, 2005	—	$—	3,921,312	$25,269	19,584,134	$23	$7,745	$226	3,847,040	$(8,938)	$4,987	$4,043
Exercise of stock options	—	—	—	—	149,555	—	67	—	—	—	—	67
Accretion of redeemable preferred stock	—	—	—	459	—	—	—	—	—	—	(459)	(459)
Redemption of redeemable preferred stock	—	—	(1,294,030)	(8,445)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	7,025	7,025
Balances at December 31, 2006	—	—	2,627,282	17,283	19,733,689	23	7,812	226	3,847,040	(8,938)	11,553	10,676
Exercise of stock options	—	—	—	—	962,050	2	707	—	—	—	—	709
Accretion of redeemable preferred stock	—	—	—	82	—	—	—	—	—	—	(82)	(82)
Redemption of redeemable preferred stock	—	—	(2,627,282)	(17,365)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	200,000	—	636	(226)	—	—	—	410
Follow on offering, net of issuance costs incurred	—	—	—	—	65,000	—	613	—	—	—	—	613
Stock based compensation	—	—	—	—	—	—	1,601	—	—	—	—	1,601
Issuance of common stock in connection with the initial public offering, net of issuance costs incurred	—	—	—	—	5,118,750	5	50,567	—	—	—	—	50,572
Common stock dividend	—	—	—	—	—	—	(8,575)	—	—	—	(32,753)	(41,328)
Net income	—	—	—	—	—	—	—	—	—	—	10,517	10,517
Balance at December 31, 2007	—	—	—	—	26,079,489	30	53,361	—	3,847,040	(8,938)	(10,765)	33,688
Exercise of stock options	—	—	—	—	169,317	—	286	—	—	—	—	286
Stock based compensation	—	—	—	—	—	—	4,021	—	—	—	—	4,021
Stock repurchase program	—	—	—	—	(570,545)	—	—	—	570,545	(5,000)	—	(5,000)
Net income	—	—	—	—	—	—	—	—	—	—	10,757	10,757
Balance at December 31, 2008	—	$—	—	$—	25,678,261	$30	$57,668	$—	4,417,585	$(13,938)	$(8)	$43,752

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Notes to Consolidated Financial Statements

1.   Organization and summary of significant accounting policies

Nature of operations

PROS Holdings, Inc., a Delaware corporation and subsidiaries (the “Company”), is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best-practices.  Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance.  The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.  These innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and external market data sources.  The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance.  The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.

Financial instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, approximates their fair values at December 31, 2008 and 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for the fair value measurement of financial assets and financial liabilities measured on a recurring basis. There was no impact to the Consolidated Financial Statements as a result of the adoption of SFAS No. 157 as it relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2.  The Company believes there will be no impact from the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities. For additional information on the Company’s adoption of SFAS No. 157, please see Note 5 to the Consolidated Financial Statements.

Prepaid expenses and other assets

Prepaid expenses and other assets consist primarily of short-term deferred tax assets, deferred project costs and prepaid third-party license fees.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation and amortization.  Maintenance, repairs and minor replacements are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets.  Depreciation on leasehold improvements is recorded using the shorter of the lease term or useful life. When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the Consolidated Statements of Operations.

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method.  For additional information on the Company’s stock repurchase program see Note 7 to the Consolidated Financial Statements.

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

Revenue from perpetual software licenses and implementation services is recognized as the services are performed using the percentage-of-completion method in accordance with the provisions contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company’s software license arrangements typically include implementation services that are considered essential to the customers’ usability of the licensed software products and therefore new software license revenue is generally recognized with the implementation services based on the percentage-of-completion method.  The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products.  If, at the commencement of a contract, the contract fee is not fixed or determinable, revenue is deferred until the contract fee becomes fixed or determinable.  If there is significant uncertainty about contract completion or receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved.  Under fixed-fee contracts, should a loss be anticipated on a contract, the full amount thereof is recorded when the loss is determined.

The Company also licenses software products for fixed terms.  Fixed-term licenses include maintenance during the license period.  As products are not delivered at the inception of the term, revenue and costs for fixed-term licenses are deferred until the delivery of the product and then recognized ratably over the term of the license.  Revenue from fixed-term licenses, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 4.2%, 5.2% and 7.7%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company also licenses software products through subscriptions.  Similar to fixed-term license arrangements, revenue and costs for subscription licenses are deferred until the delivery of the product and then recognized ratably over the subscription term.  Maintenance, which is stated separately in the agreement, is recognized in accordance with the terms of the agreements and is included in maintenance revenue and represented approximately 1.1%, 1.5% and 0.9%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  Revenue from subscriptions, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 5.5%, 6.6% and 2.5%, of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying Consolidated Balance Sheets.  The Company generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period.

The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to a subscription contract from a customer that delivered a notice of contract termination in April 2008.  In April 2008, these amounts were netted and classified as Other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount has not changed since April 2008 and will continue to be presented in the Consolidated Balance Sheet as Other current liabilities until the matter is resolved.  For additional information on the Company’s commitments and contingencies, please see Note 9 to the Consolidated Financial Statements.

Foreign currency

The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in the within License and implementation cost of revenue included in the Consolidated Statements of Operations.

Research and Development

Research and development costs are expensed as incurred.  They include salaries and human resources costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value.  If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.  The Company has not recorded any impairment charges in any of the years ended December 31, 2008, 2007 and 2006.

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

Stock based compensation

The Company adopted SFAS No.123(R) effective January 1, 2006 using the prospective transition method. Under this transition method, no compensation expense is recorded for employee stock options issued prior to the adoption of SFAS No.123(R).

Under this standard, the Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments.  Share-based compensation expense recognized in the Company’s financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest.  These amounts are reduced using an estimated forfeiture rate.  Forfeitures are estimated based on historical experiences at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In November 2008, the Company issued restricted stock units to employees, directors, and consultants.  The Company accounts for the issuance of restricted stock units under SFAS 123(R).  The fair value of the restricted stock units is based on the closing price of the Company’s stock on the date of grant.  The expected life of the restricted stock units is a historical weighted average of the expected lives of similar securities of comparable public companies.  The restricted stock units are amortized over the vesting period.  Stock-based compensation expense recorded in the Company’s financial statements under SFAS No.123(R) is based on awards that are ultimately expected to vest.

For further discussion of the Company’s stock-based employee compensation plans, see Note 8 to the Consolidated Financial Statements.

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

Effective January 1, 2007, the Company adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

For additional information regarding the Company’s income taxes, see Note 9 to the Consolidated Financial Statements.

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

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. On

September 16, 2008, the SEC approved Audit Standard No. 6, which included, among other items, the PCAOB amendments to AU Section 411.   On November 15, 2008, the Company adopted SFAS No. 162 and it did not have an impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The adoption is not expected to have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized as expense separately from the acquisition. SFAS No. 141(R) is effective for the Company for fiscal years beginning after December 31, 2008.  The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

2.   Accounts receivable and contracts in progress

Accounts receivable at December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007
Accounts receivable	$13,924	$13,355
Unbilled receivables	4,155	3,091
Total receivables	18,079	16,446
Less: allowance for doubtful accounts	(1,900)	(1,550)
Accounts receivable, net	$16,179	$14,896

The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, totaled approximately $0.3 million, $0.4 million and $0.2 million, respectively.

Activity related to contracts in progress at December 31, 2008 and 2007, is summarized as follows:

	December 31,
	2008	2007
Costs and estimated earnings recognized to date	$79,436	$76,099
Progress billings to date	(94,756)	(99,152)
Total	$(15,320)	$(23,053)

The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007, as follows:

	December 31,
	2008	2007
Unbilled receivables	$4,155	$3,091
Deferred revenue	(19,475)	(26,144)
Total	$(15,320)	$(23,053)

During the years ended December 31, 2008 and 2007, the Company had approximately $3.7 million and $3.0 million, respectively, in deferred maintenance and support revenue, which is reflected within the above in deferred revenue.

3.   Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net earnings attributable to common stockholders	$10,757	$10,435	$6,565

Denominator:
Weighted average shares (basic)	26,121	23,026	19,649
Dilutive effect of stock options, restricted stock units and warrants	448	408	955
Weighted average shares (diluted)	26,569	23,434	20,604
Basic earnings per share	$0.41	$0.45	$0.33
Diluted earnings per share	$0.40	$0.45	$0.32

The Company has excluded 1,297,916, 652,500, and 108,150 potential common shares from the computation of full year 2008, 2007 and 2006 dilutive earnings per share, respectively, because the effect would have been antidilutive.

4.   Property and equipment, net

Property and equipment, net as of December 31, 2008 and 2007 consist of the following:

	Estimated	December 31,
	useful life	2008	2007
Furniture and fixtures	7-10 years	$1,947	$2,259
Computers and equipment	3-10 years	6,639	6,321
Software	2-5 years	1,688	1,510
Leasehold improvements	Shorter of lease term or useful life	1,038	996
Less: accumulated depreciation		(8,411)	(8,023)
Property and equipment, net		$2,901	$3,063

Depreciation and amortization expense was $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  During the years ended December 31, 2008, 2007 and 2006, the Company disposed of approximately $1.0 million, $0.7 million and $0.4 million, respectively, of fully depreciated assets.  As of December 31, 2008 and 2007, the Company had approximately $5.8 million and $5.2 million, respectively, of fully depreciated assets in use.

5.   Fair value measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  There was no impact as a result of the adoption of SFAS No. 157 to the Consolidated Financial Statements as it relates to financial assets and financial liabilities.  SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

At December 31, 2008, the Company had $27.8 million invested in diversified money market funds and $22.6 million invested in treasury money market fund.  These investments are required to be measured at fair value on a recurring basis.  The Company has determined that the treasury money market funds and diversified money market funds are defined as Level 1 in the fair value hierarchy.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position No. FAS 157-2.   The Company believes the adoption of FASB Staff Position No. FAS 157-2 will not have a material impact to its Consolidated Financial Statements.

6.   Debt

On March 23, 2007, the Company entered into a $28.0 million credit facility with a commercial bank, consisting of a $20.0 million term loan and an $8.0 million line of credit.  Interest was payable at a Eurodollar rate plus 2.75% or a base rate plus 1.5%, at the Company’s option (8.09% at June 30, 2007).  The term loan required repayment of principal of $50,000 plus interest every three months for five years, with all unpaid principal due on March 23, 2012.  On July 3, 2007, the Company used $20.1 million of proceeds from its initial public offering to retire the remaining $20.0 million principal balance of the credit facility and related accrued interest totaling $0.1 million.  In addition, on July 3, 2007, the Company terminated the credit facility.  In connection with the payoff and termination of the credit facility on July 3, 2007, financing fees in the amount of $0.4 million, which were included in other assets in the Company’s Consolidated Balance Sheet, were expensed in the third quarter of 2007.

7.   Stockholders’ equity

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

Common stock warrants

In December 1998, the Company granted warrants to purchase 100,000 shares of common stock (the “Warrants”) to each of the Company’s two founders. The Company has recorded the Warrants as a component of equity pursuant to EITF issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, at their estimated fair value at the date of issuance, which is $226,000, in the accompanying financial statements.  On October 16, 2007, the Company’s two founders exercised warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at a price of $2.05 per share.

Stock repurchase

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

For the year ended December 31, 2008, the Company repurchased 570,545 shares under this plan with an average price per share of $8.74.  The Company accounts for the purchase of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $5.0 million as of December 31, 2008.  The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2008.

8.   Stock-based compensation

Employee stock-based compensation plans:

The Company has two share-based compensation plans; the 1999 equity incentive plan and the 2007 equity incentive plan.  These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants.  The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.

The Company issues or has issued two types of stock awards under these two plans: stock options and restricted stock units.  The following table presents the number of awards outstanding for each award type as of December 31, 2008 and 2007.

	Year ended December 31,
Award type	2008	2007
Stock option	2,537	2,062
Restricted stock unit	350	—

1999 equity incentive plan.  The Company’s 1999 equity incentive plan authorized the Company to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion.  Stock option grants under this plan was usually made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives.  Periodic stock option grants were made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the Compensation Committee of the Board of Directors considered the recommendations of our CEO and other members of management.  No options were awarded in 2006 since the compensation committee had determined there was sufficient retention value in the outstanding options and common stock subject to restrictions held by the Company’s executive officers.  Stock options granted by the Company have an exercise price equal to the fair market value of its common stock on the day of grant, typically vest 25% on the first anniversary and monthly thereafter, based upon continued employment over a four-year period, and generally expire ten years after the date of grant.  The Company’s 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards.  There were issued and outstanding stock options to purchase 154,114 shares of the Company’s common stock under this plan on December 31, 2008.  None of these options were held by the Company’s executive officers.

2007 equity incentive plan.  The Company’s 2007 equity incentive plan (“2007 plan”) was adopted in March 2007.  The purpose of the 2007 plan is to promote the Company’s long-term growth and profitability.  The 2007 plan is intended to make available incentives that will help the Company to attract, retain and reward employees whose contributions are essential to its success.  Under the 2007 plan, the Company’s employees, officers, directors and other individuals providing services to the Company or any of its affiliates are eligible to receive awards.  The 2007 plan has an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares (ii) 900,000 shares or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors.  The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.

A total of 2,770,000 shares have been reserved for issuance under the 2007 plan.  As of December 31, 2008, the Company had outstanding equity awards to acquire 2,732,488 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 plan.  Included in the outstanding equity awards is 350,000 restricted stock units held by the Company’s employees, directors and consultants.  As of December 31, 2008, 8,451 shares remain available for grant or award under the 2007 plan.  As of December 31, 2008, there has not been any issuance of restricted stock awards, stock appreciation rights, phantom stock or performance awards under this plan.

In February 2008, the Company increased the number of shares available by 900,000 under the evergreen provision in the Company’s 2007 equity incentive plan increasing the number shares reserved for issuance to 2,770,000 under the 2007 plan.

Options generally have a ten-year term and typically vest over four years.  At December 31, 2008, there were an estimated $13.1 million of total unrecognized compensation costs related to share-based compensation arrangements for options and restricted stock units granted.  These costs will be recognized over a weighted average period of 2.6 years.

Stock Options:

The following is a summary of the Company’s option activity for the year ended December 31, 2008:

	Number of shares	Weighted average	Aggregate
(in thousands)	under option	exercise price	intrinsic value (1)
Outstanding, December 31, 2007	2,062	8.00
Granted	1,009	14.06
Forfeited	(365)	12.72
Exercised	(169)	1.68
Outstanding, December 31, 2008	2,537	$10.16	$735

Exercisable December 31, 2008	747	$7.06	$510

(1)          The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2008 of $5.75 and the exercise price of the underlying options.

The weighted average grant date fair of the options granted was $5.76 and $6.22 for the years ended December 31, 2007 and 2008, respectively.  No options were granted during the year ended December 31, 2006. All outstanding options granted by the Company had a fair market value assigned at grant date on the use of the Black-Scholes option pricing model.  Significant assumptions used in that model for stock options granted in 2008 are as follows:

	2008	2007
Volatility	48.0%	54.70%
Dividend yield	—	0
Risk-free interest rate	3.0%	3.70%
Expected option life in years	4.6	4.9

The Company estimate volatility in accordance with Staff Accounting Bulletin No. 107, using historical volatilities of similar public companies.  The dividend yield is based on the adopted dividend policy in effect at the time of grant.  The risk free rate is based on observed interest rates appropriate for the weighted average expected life of the options.  The expected option life in years is based on the historical weighted average of the expected lives of similar securities of comparable public entities.  Forfeitures are estimated based on the historical experiences since January 1, 2004 at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No options were granted during the year ended December 31, 2006.

For the years ended December 31, 2008 and 2007, compensation expense for the fair value of stock options granted to non-employees totaled $0.1 million and $0.1 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $7.4 million and $0.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
	Outstanding as of	Weighted average		Exercisable as of	Weighted average
	December 31, 2008	remaining contractual	Weighted average	December 31, 2008	remaining contractual	Weighted average
Range of exercise prices	(in thousands)	life (in years)	exercise price	(in thousands)	life (in years)	exercise price
$0.26-$1.00	125	6.8	$0.62	81	6.8	$0.59
$1.01-$3.00	29	1.5	$2.61	29	1.5	$2.61
$3.01-$6.00	1,012	8.1	$6.00	444	8.1	$6.00
$6.01-$11.00	257	8.6	$10.32	100	8.6	$10.89
$11.01-$16.73	1,114	9.1	$15.17	93	9.1	$15.05
	2,537	8.5	$10.16	747	8.5	$7.06

Restricted Stock Units:

The Company has also granted restrict stock units subject to certain restrictions under the 2007 Stock Plan.  Generally, restricted stock units granted to employees, directors and consultants vest in equal annual installments over a one to three year periods from the grant date. The fair market value of the stock at the time of the grant is amortized on a straight-line basis to expense over the period of vesting.  At December 31, 2008, there were 350,000 shares related to restricted stock outstanding and unvested. The Company did not grant restricted stock units in 2007 and 2006.

A summary of unvested restricted stock as of December 31, 2008, and changes during the year then ended, is as follows:

	Number of	Weighted average
(in thousands)	shares	exercise price
Unvested at December 31, 2007	—	$—
Granted	350	5.51
Vested	—
Forfeited	—	—
Unvested at December 31, 2008	350	$—

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2008 was $5.51.

9.   Income taxes

As of December 31, 2008 and 2007, the Company had income taxes payable of approximately $0.6 million and $0.8 million, respectively, which are classified as Accrued liabilities in the accompanying Consolidated Balance Sheets.

The income tax provision consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$4,739	$2,987	$2,805
State and Foreign	370	127	81
	5,109	3,114	2,886
Deferred:
Federal	(821)	(1,871)	(1,161)
Income tax provision	$4,288	$1,243	$1,725

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the years ended December 31, 2008 and 2007, and 34% for the year ended December 31, 2006, respectively, were as follows:

	Year Ended December 31,
	2008	2007	2006
Provision at the U.S. federal statutory rate	$5,266	$4,116	$2,975
Increase (decrease) resulting from:
State income taxes, net of federal taxes	177	58	18
Foreign income taxes, net of federal taxes	98	25	36
Nondeductible expenses	129	101	81
Extraterritorial income	—	—	(47)
Domestic production activities	(178)	(144)	(40)
Incremental benefits for tax credits	(981)	(998)	(731)
Change in tax rate/income subject to lower tax rates and other	(259)	(111)	(44)
Change in valuation allowance	36	(1,804)	(523)
	$4,288	$1,243	$1,725

The Company’s effective tax rate historically has been lower than the statutory rate of 35% for the years ended December 31, 2008 and 2007, and 34% for the year ended December 31, 2006, respectively, largely due to the application of general business tax credits.  The Company’s effective tax rates for the year ended December 31, 2008, 2007 and 2006 were 28%, 11% and 20%, respectively.

In December 2007, Congress recessed without reinstating the Research and Experimentation (“R&E”) tax credit.  However, on October 3, 2008, Congress passed and the President of the United States of America enacted H. R. 1424, the Emergency Economic Stabilization Act of 2008, which included, among other items, the extension of the R&E tax credit.  The passage of this legislation allows for the retroactive treatment of the R&E tax credit to January 1, 2008 and extends the R&E tax credit until December 2009.  The full tax benefit of the R&E tax credit was recorded in the fourth quarter of 2008 which resulted in an estimated effective Federal effective tax rate of approximately 28% for the year ended December 31, 2008.

In the third quarter of 2007, the Company recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on its R&E tax credit carryforwards.  This reversal was the result of the Company’s determination during the third quarter that it was more likely than not that the R&E tax credit carryforwards would be utilized.

As of December 31, 2008, the Company had approximately $0.1 million of foreign tax credit (“FTC”) carryforwards arising from foreign taxes paid.  These FTC carryforwards may be carried forward for a period of five years and are available as an offset against any future regular tax liability if there is sufficient foreign source income in the year of use.  The foreign tax credits begin to expire in 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
Current deferred tax asset:
Accruals not currently deductible	$2,216	$1,830
Total current deferred tax asset	2,216	1,830

Noncurrent deferred tax asset:
Property and equipment	(108)	43
Deferred revenue	2,056	1,470
FTC carryforwards	123	87
Total noncurrent deferred tax assets	2,071	1,600
Less: valuation allowance	(123)	(87)
Total noncurrent deferred tax assets	1,948	1,513
Total net deferred tax asset	$4,164	$3,343

The current net deferred tax asset and noncurrent net deferred tax asset are classified as Prepaids and other current assets, and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.

The Company has a valuation allowance on its foreign tax credit carry forwards as it is unknown whether the Company will generate enough foreign source income to fully utilize the foreign tax credit carry forwards.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, the Company did not incur a tax liability.  The Company has not recorded a material tax liability as a result of FIN 48 in 2008.  The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax provision.  For the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any interest and penalties.  In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2008 and 2007.

10. Commitments and contingencies

Litigation:

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

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, the Company filed a counterclaim.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  For additional information, see Note 1 to the Consolidated Financial Statements.

Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on its financial statements.

Indemnification:

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

Lease commitments:

The Company leases office space and office equipment under non-cancelable operating leases that expire at various dates through 2011.  Total rent expense incurred during the years ended December 31, 2008, 2007 and 2006, was approximately $1.2 million, $1.1 million and $1.1 million, respectively.  The Company has future minimum payments relating to non-cancelable operating lease agreements of $1.2 million in 2009, $1.2 million in 2010 and $0.7 million in 2011.  The Company does not have any future minimum payments relating to non-cancelable operating leases extending further than 2011.

The Company had no capital leases at December 31, 2008.  In 2007, the Company leased approximately 4,300 square feet of office space in Austin, Texas.  This lease expires June 2009.  In 2006, the Company renegotiated its office lease which expired in May 2006.  The new lease expires on July 31, 2011.

11.  Geographic information

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

International revenue for the years ended December 31, 2008, 2007 and 2006, amounted to approximately $40.5 million, $39.3 million and $28.8 million, respectively, representing 54%, 63% and 63%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2008, 2007 and 2004.

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$35,091	46%	$22,777	37%	$17,197	37%
Other	3,751	5%	5,304	9%	4,182	9%
Subtotal	38,842	51%	28,081	46%	21,379	46%
Europe, the Middle East and Africa:
United Kingdom	6,321	8%	7,135	11%	5,223	11%
Germany	3,469	5%	2,513	4%	3,514	8%
Other	17,070	23%	14,321	23%	8,866	19%
Asia Pacific	9,886	13%	10,029	16%	7,045	15%
Subtotal	36,746	49%	33,998	54%	24,648	54%
Total revenue	$75,588	100%	$62,079	100%	$46,027	100%

12. Concentrations of credit risk

For the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of revenue.  For the year ended December 31, 2008, one client accounted for 10% or more of accounts receivables.  For the year ended December 31, 2007, no client accounted for 10% or more of accounts receivables.

The Company’s operations could be affected, either positively or negatively, due to the level of revenue derived from the airline industry.  A significant portion of the Company’s airline revenue is derived from maintenance and support revenue from over 40 different airlines.  For the years ended December 31, 2008, 2007 and 2006, airline revenue derived from outside of the United States of America represented, 97%, 96% and 93%, respectively, of total airline revenue.

The Company’s short-term investments on deposit with any one party and at any point in time may exceed federally insured limits.  To date, the Company has not incurred any losses in connection with short term investments.

13.  Related-party transactions

The Company currently has employment agreements with its executive officers.  The employment agreements provide for six months to one and half years of salary upon termination without cause or, in some cases, for good reason.

14.  Employee retirement savings plan

The Company sponsors the PROS Holdings, Inc. 401(k) Plan.  The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program.  All employees are eligible to participate in the 401(k) Plan following the completion of six consecutive months of service.  The Company’s matching contribution is defined as 50% of the first 6% of employee contributions.  The Company may also make discretionary contributions.  Matching contributions by the Company in 2008, 2007 and 2006 totaled $0.6 million, $0.6 million and $0.5 million, respectively.

15.  Quarterly results (Unaudited)

The following table presents certain unaudited quarterly financial data for the years ended December 31, 2008 and 2007.  This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2008	2008	2008	2008	2007	2007	2007	2007
Total revenue	$19,765	$19,291	$18,612	$17,920	$17,783	$16,429	$14,416	$13,452
Gross profit	$14,630	$14,422	$13,957	$13,327	$12,981	$11,788	$10,093	$9,274
Income from operations	$3,805	$3,393	$3,205	$3,530	$3,775	$2,854	$1,992	$2,385
Net income	$3,585	$2,359	$2,241	$2,572	$3,453	$3,501	$1,268	$2,295

Net earnings attributable to common stockholders per share:
Basic	$0.14	$0.09	$0.09	$0.10	$0.13	$0.14	$0.06	$0.11
Diluted	$0.14	$0.09	$0.08	$0.10	$0.13	$0.13	$0.06	$0.11

Schedule II

Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions (1)	period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2008	$1,550	$288	$62	$1,900
2007	$1,190	$395	$(35)	$1,550
2006	$1,020	$205	$(35)	$1,190

Allowance for deferred tax assets not expected to be realized
2008	$87	$99	$(63)	$123
2007	$1,891	$—	$(1,804)	$87
2006	$2,414	$1,562	$(2,085)	$1,891

(1)  Represents uncollectible accounts written off, net of recoveries for allowance for doubtful accounts, and the utilization of tax assets that previously had a valuation allowance for deferred tax assets