Form 10-Q
period 2009-03-31
PROS Holdings, Inc.
filed 2009-05-07
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and post pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,692,975 as of May 4, 2009.

PROS Holdings, Inc.

Form 10-Q for the Three Months Ended March 31, 2009

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

PART I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008

Assets:
Current assets:
Cash and cash equivalents	$52,020	$51,979
Accounts and unbilled receivables, net of allowance of $1,900	17,628	16,179
Prepaid and other current assets	2,957	3,238
Total current assets	72,605	71,396
Property and equipment, net	2,692	2,901
Other long term assets, net	2,269	2,297
Total assets	$77,566	$76,594

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,526	$1,088
Accrued liabilities	2,686	2,920
Accrued payroll and other employee benefits	2,450	4,493
Deferred revenue	16,031	16,288
Other current liabilities	4,866	4,866
Total current liabilities	27,559	29,655
Long-term deferred revenue	3,096	3,187

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,110,143 and 30,095,846 shares issued, respectively, 25,692,558 and 25,678,261 shares outstanding, respectively	30	30
Additional paid-in capital	58,835	57,668
Treasury stock 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings (deficit)	1,984	(8)
Total stockholders’ equity	46,911	43,752
Total liabilities and stockholders’ equity	$77,566	$76,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue:
License and implementation	$11,924	$12,806
Maintenance and support	6,102	5,114
Total revenue	18,026	17,920

Cost of revenue:
License and implementation	3,592	3,413
Maintenance and support	1,226	1,180
Total cost of revenue	4,818	4,593

Gross profit	13,208	13,327

Operating expenses:
Selling, general and administrative	5,505	5,125
Research and development	5,048	4,672

Income from operations	2,655	3,530
Other income:
Interest income	90	422
Income before income tax provision	2,745	3,952
Income tax provision	755	1,380
Net income	$1,990	$2,572

Net earnings attributable to common stockholders per share:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10

Weighted average number of shares:
Basic	25,706,306	26,161,436
Diluted	26,120,638	26,676,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Operating activities:
Net income	$1,990	$2,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	319
Stock based compensation	1,152	907
Provision for doubtful accounts	40	9
Changes in operating assets and liabilities:
Accounts receivable	(601)	(3,866)
Unbilled receivables	(889)	(1,050)
Prepaid expenses and other	310	383
Accounts payable, accrued liabilities and accrued payroll	(1,831)	(709)
Deferred revenue	(348)	2,768
Net cash provided by operating activities	142	1,333

Investing activities:
Purchases of property and equipment	(118)	(369)
Net cash used in investing activities	(118)	(369)

Financing activities:
Exercise of stock options	17	141
Net cash provided by financing activities	17	141
Net increase in cash and cash equivalents	41	1,105
Cash and cash equivalents:
Beginning of period	51,979	44,378
End of period	$52,020	$45,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of business and basis of presentation

Nature of operations

PROS Holdings, Inc., a Delaware corporation and its wholly-owned subsidiaries (the “Company”), is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices.  Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance.  The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics.  These innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and external market data sources.  The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing our software products to improve pricing performance.  The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and March 31, 2008.   Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statement for the fiscal year ended December 31, 2008, which are included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.

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

Use of estimates

The Company’s management makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements in conformity with GAAP.  These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods.  Actual results could differ from those estimates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affects the amount of revenue, expenses, unbilled receivables and deferred revenue.  Numerous internal and external factors can affect estimates.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options and accrued liabilities.

Deferred revenue and unbilled receivables

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

Foreign currency

The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks.  Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are included in License and implementation cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

Income taxes

The Company’s Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In October 2008, Congress reinstated the Research and Experimentation (“R&E”) tax credit until December 2009.  As a result of the reinstatement, the Company recorded the full benefit of the R&E tax credit for 2008 in the fourth quarter of 2008.

2. Earnings per share

The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$1,990	$2,572

Denominator:
Weighted average shares (basic)	25,706	26,161
Dilutive effect of stock options, and restricted stock units	415	516
Weighted average shares (diluted)	26,121	26,677
Basic earnings per share	$0.08	$0.10
Diluted earnings per share	$0.08	$0.10

The Company has excluded 2,322,138 and 1,360,000 of potential common shares from the computation of the dilutive earning per share for the three months ended March 31, 2009 and 2008, respectively, because the effect would have been antidilutive.

3. Stock-based compensation

The Company maintains incentive stock-based plans to provide long-term incentives to its key employees, officers, directors and consultants.  The Company issues or has issued two types of stock-based awards under its incentive stock-based plans: stock options and restricted stock units.  The discretionary issuance of stock-based awards generally contains vesting provisions ranging from one to four years.

In February 2009, the Company increased the number of shares available for issuance by 898,000 to 3,668,000 under an evergreen provision in the Company’s 2007 equity incentive plan.  As of March 31, 2009, 468,301 shares remained available for issuance under this plan.  At March 31, 2009, 2,461,866 stock options were outstanding with a weighted average exercise price of $10.21 and 848,500 restricted stock units were outstanding with a weighted average grant date fair value of $4.79.  The Company granted 498,500 restricted stock units during the quarter ended March 31, 2009 with a weighted average grant date fair value of $4.29.  At March 31, 2009, there were an estimated $14.1 million of total unrecognized compensation costs related to stock-based compensation arrangements.  These costs will be recognized over a weighted average period of 2.4 years.

4. Commitments and contingencies

Litigation

In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation.  The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available.  Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the consolidated financial statements.  In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded.  As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, the Company filed a counterclaim.  The Company believes the customer’s termination is wrongful and intends to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s subscription contract as of March 31, 2008.   In April 2008, these amounts were netted and classified as Other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheet as Other current liabilities until the matter is resolved.

Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

Insurance recovery

In September 2008, a Gulf Coast storm affected our business operations.  As a result, the Company filed a business interruption claim.  As of March 31, 2009, the Company has not received any proceeds from the business interruption insurance claim.  To the extent the Company is able to receive any proceeds from the business interruption insurance claim, it will be recorded in the unaudited condensed consolidated statements of operations in the period it is determined.

5. Fair value measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis.  On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which required the fair value measurement framework to be applied to nonfinancial assets and nonfinancial liabilities, such as goodwill, intangibles and impairment of long lived assets.  The adoption of FASB Staff Position No. FAS 157-2 did not have an impact on the unaudited condensed consolidated financial statements.

At March 31, 2009, the Company had $36.5 million invested in diversified money market funds and $14.5 million invested in treasury money market funds and are recorded at fair value.  At December 31, 2008, the Company had $27.8 million invested in diversified money market funds and $22.6 million invested in treasury money market fund and are recorded at fair value.  These investments are required to be measured at fair value on a recurring basis.  The Company has determined that the diversified money market funds and treasury money market funds investments are defined as Level 1 in the fair value hierarchy.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to PROS Holdings, Inc.  and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Cautionary statement

The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 set forth in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”).  This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day.  Our high-performance, real-time, transaction pricing products differ from fixed list retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made.  Our software products are also used to provide optimized price lists and goal-driven price guidance.  While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction.  We have installed over 200 solutions for over 100 customers across a range of industries in more than 40 countries.

Trends

We have noted several trends that we believe are significant to understand our financial results and condition.

•                  Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption.  The market demand has increased over the past several years; however the world economies are in a recession and as a result we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers.  In the first quarter this negatively impacted License and implementation revenue.   We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which a continued economic recession will further affect our business.

•                  Variability in revenue among industries and geography.  We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries.  From a geographical standpoint, approximately 57% and 55% of our consolidated revenues were derived from customers outside the United States for the three months ended March 2008 and 2009, respectively.  In addition, the three months ended March 31, 2009 and 2008; approximately 97% of our airline revenue was generated outside the United States.  The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.

Critical accounting policies and estimates

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We make estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue.  Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates.  The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under management’s discussion and analysis of financial condition and results of operations.  There have been no changes to our critical accounting policies during the three months ended March 31, 2009.

Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts.  Generally, we do not recognize license and implementation revenue upon signing a new contract with a customer.  Our revenue recognition only begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except to the extent we provide implementation services during the period.

Generally, we recognize the majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software.  Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products.  As a result of our revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years.

Results of operations

Comparison of three months ended March 31, 2009 with three months ended March 31, 2008

Revenue:

	For the Three Months Ended March 31,
	2009		2008
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$11,924	66%	$12,806	71%	$(882)	(7)%
Maintenance and support	6,102	34%	5,114	29%	988	19%
Total	$18,026	100%	$17,920	100%	$106	1%

License and implementation.  License and implementation revenue decreased $0.9 million to $11.9 million for the three months ended March 31, 2009 from $12.8 million for the three months ended March 31, 2008, representing a 7% decrease.  Generally, revenue is recognized over the implementation period using the percentage-of-completion method.  Implementation periods can vary depending on numerous factors including, but not limited to, the current mix of business.  The decrease in license and implementation revenue for the three months ended March 31, 2009 is principally attributable to longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers as a result of continued economic challenges.

Maintenance and support.  Maintenance and support revenue increased $1.0 million to $6.1 million for the three months ended March 31, 2009 from $5.1 million for the three months ended March 31, 2008, representing a 19% increase.  The increase in maintenance and support revenue is primarily the result of the completion of a number of implementations of our software products after March 31, 2008 following which we are able to recognize maintenance and support revenue and an inflationary index increase in the rate charged on maintenance renewals. In addition, approximately $0.2 million of maintenance and support revenue that had been deferred because the likelihood of the collectability was not certain was recognized in the quarter as cash was collected.

Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2009		2008
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$3,592	30%	$3,413	27%	$179	5%
Cost of maintenance and support	1,226	20%	1,180	23%	46	4%
Total cost of revenue	$4,818	27%	$4,593	26%	$225	5%
Gross profit	$13,208	73%	$13,327	74%	$(119)	(1)%

Cost of license and implementation.  Cost of license and implementation increased $0.2 million to $3.6 million for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008, representing a 5% increase.  The increase in cost of license and implementation is primarily attributed to a $0.2 million adverse change in foreign currency exchanges resulting from a gain in 2008 of $0.1 million and a loss in 2009 of $0.1 million.  License and implementation gross margins were 70% for the three months ended March 31, 2009 and 73% for the three months ended March 31, 2008.  The change in foreign currency accounted for 1.5% of the decline.  License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contracted price and mix of business.

Cost of maintenance and support.  Cost of maintenance and support was $1.2 million for each of the three months ended March 31, 2009 and 2008.  Maintenance and support gross margins increased from 77% to 80% for the three months ended March 31, 2009 due to an increase in maintenance revenue while maintaining the same levels of maintenance and support costs.  Maintenance and support gross margins may vary from period to period depending on factors, including the cost of providing maintenance and support relative to maintenance and support revenue.

Gross profit.  Gross profit decreased $0.1 million to $13.2 million for the three months ended March 31, 2009 from $13.3 million for the three months ended March 31, 2008, representing a 1% decrease.  The slight decrease in our overall gross profit was attributed to the decrease in our license and implementation gross margins offset by the increase in our maintenance and support gross margins.

Operating expenses:

	For the Three Months Ended March 31,
	2009		2008
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Selling, general and administrative	$5,505	31%	$5,125	29%	$380	7%
Research and development	5,048	28%	4,672	26%	376	8%
Total operating expenses	$10,553	59%	$9,797	55%	$756	8%

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.4 million to $5.5 million for the three months ended March 31, 2009 from $5.1 million for the three months ended March 31, 2008, representing a 7% increase.  The increase in selling, general and administrative expenses is attributed to an increase of $0.6 million of personnel expenses principally as a result of an increase in selling and marketing personnel and an increase of $0.1 million of stock-based compensation expenses, offset by a $0.2 million decrease in professional fees and a decrease of $0.1 million in marketing expenses both resulting from management’s actions to more closely manage expenses in the current global economic environment.

Research and development expenses.  Research and development expenses increased $0.4 million to $5.0 million for the three months ended March 31, 2009 from $4.7 million for the three months ended March 31, 2008, representing an 8% increase.  The increase in research and development expenses is primarily attributed to an increase of $0.4 million in personnel expenses resulting from an increase in our product and product management activities and an increase of $0.1 million of stock-based compensation expenses offset by a decrease of $0.2 million of other expenses resulting from management’s actions to more closely manage expenses in the current global economic environment.

Other income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Variance $	Variance%
Interest income	$90	$422	$(332)	(79)%
Other income	$90	$422	$(332)	(79)%

Interest income.  Interest income decreased $0.3 million to $0.1 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008, representing a 79% decrease.  The decrease is the result of a decrease in interest rates earned on invested cash and short-term investments.  Interest income is generated from the investment of cash balances in short term interest bearing obligations with original maturities less than 90 days.

Income tax provision:

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	27%	35%	n/a	(8)%
Income tax provision	$755	$1,380	$(625)	(45)%

Income tax provision.  Our income tax provision decreased $0.6 million to $0.8 million for the three months ended March 31, 2009 from $1.4 million for the three months ended March 31, 2008, representing a 45% decrease.  The decrease in the effective tax rate from 35% to 27% is primarily due to the reinstatement of the Research and Experimentation (“R&E”) tax credit by Congress in October 2008.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits.  In October 2008, Congress passed, the Emergency Economic Stabilization Act of 2008, which included, among other items, the reinstatement of the R&E tax credit for 2008 and 2009.

Liquidity and capital resources

At March 31, 2009 and December 31, 2008 our cash and cash equivalents was $52.0 million for both periods.  Working capital was $45.1 million at March 31, 2009 compared to $41.7 million in working capital at December 31, 2008.  Our principal source of liquidity is our net cash flows provided by operating activities.  Based on existing cash and cash equivalents balances, our current estimates of revenues and expenses and the anticipated cash flows provided by operating activities, we believe that will have adequate liquidity and capital resources to finance our operations and anticipated capital expenditures for the foreseeable future.  However, at some future date we may need to seek additional sources of capital to meet our requirements.  If such need arises, we may be required to raise additional funds through equity or debt financing.  We do not currently have a bank line of credit.  We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us.  If available, such financing may result in dilution to our shareholders or higher interest expense.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Net cash provided by operating activities	$142	$1,333
Net cash used in investing activities	(118)	(369)
Net cash provided by financing activities	17	141
Cash and cash equivalents (end of period)	$52,020	$45,483

Cash flow analysis:

Sources of cash from operating activities for the three months ended March 31, 2009 consisted of (a) a $2.0 million of net income, (b) $1.5 million of non-cash expense comprised of depreciation and non-cash compensation related to the issuance of stock-based awards, (c) a $0.3 million decrease in prepaid expenses and (d) $40,000 of provision for doubtful accounts. Uses of cash from operating activities for the three months ended March 31, 2009 consisted of (a) a $1.8 million decrease in accounts payable, accrued liabilities and accrued payroll, (b) a $0.9 million increase in unbilled receivables from unbilled implementations in process, (c) a $0.6 million increase in net accounts receivable and (d) a $0.3 million decrease in deferred revenue.

For the three months ended March 31, 2009 net cash used in investing activities consisted of $0.1 million of purchases of property and equipment.  Net cash provided by financing activities consisted of $17,000 from the exercise of options.

Contractual obligations

There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3.  Quantitative and qualitative disclosures about market risk

Foreign currency risk

We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks.  Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2009 would have resulted in a $0.1 million loss.  To date, we have not entered into any hedging contracts although we may do so in the future.  Fluctuations in currency exchange rates could harm our business in the future.

Interest rate sensitivity

We had cash and cash equivalents totaling $52.0 million at March 31, 2009.  These amounts have been invested in short-term interest bearing obligations with original maturities less than 90 days, primarily investments in diversified money market funds with additional investments in treasury money market funds.  Unrestricted cash and cash equivalents are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income.  If overall interest rates fell by 10% in three months ended March 31, 2009, our interest income would have declined by $9,000 assuming consistent investment levels.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal proceedings

In the ordinary course of our business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation.  We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.  It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

In April 2008, a customer delivered a notice of termination of its contract and filed a breach of contract complaint alleging failure to deliver software the customer purchased.  In May 2008, we filed a counterclaim.  We believe the customer’s termination is wrongful and intend to vigorously defend this matter and to seek payment of remaining amounts owed under the contract.  Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded.  We had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s subscription contract as of March 31, 2008.  In April 2008, these amounts were netted and classified as Other current liabilities as future recognition of revenue has been discontinued due to the uncertainty of its realization.  This amount has not changed since April 2008 and will continue to be presented in the unaudited condensed consolidated balance sheet as Other current liabilities until the matter is resolved.

Based on our review of the latest information available, we do not believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material effect on our unaudited condensed consolidated financial statements.

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

We are a global company with customers around the world.  As widely reported, global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, limited ability to raise capital in public financial markets, severely diminished liquidity, credit unavailability and company rating downgrades.  These conditions have a negative impact on our prospects’ and customers’ ability to raise capital and operate their businesses.

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

Periodic fluctuations in the U.S. Dollar and other currencies, corporate profits, lower spending, the availability of credit, the impact of conflicts throughout the world, terrorist acts, natural disasters, volatile energy costs, the outbreak of diseases and other geopolitical factors have had, and may continue to have, a negative impact on the U.S. and global economies. Our customers and prospects may experience consolidation or bankruptcies in their industries which may result in project delays or cancellations. We are unable to predict the strength or duration of current market conditions or effects of consolidation. Uncertainties in anticipated spending levels or further consolidation may adversely affect our business, financial condition and results of operations.

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

If businesses do not embrace the benefits of pricing and revenue optimization software, the pricing and revenue optimization software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results.  Because the pricing and revenue optimization software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

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

As of the date of this filing, we have 3 issued U.S. patents and 6 pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations.  The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change.  Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others.  If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented.  If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

Patent applications in the U.S. are typically not published until, at least, 18 months after filing or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to obtain adequate patent protection.

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

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our strategy.

We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the foreseeable future.  The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Quarterly Report on Form 10-Q.  In addition, we may require additional financing to fund the purchase price of future acquisitions.  Additional financing may not be available on terms favorable to us, or at all.  Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock.  Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock.  Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

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

In August 2008, we announced that the Board of Directors of the Company authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock.  Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

For the three months ended March 31, 2009, we did not make any purchases of our common stock under this program.  As of March 31, 2009, $10.0 million remains available under the stock repurchase program.

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

10.9.3*

Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Albert E. Winemiller. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

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

10.10.4*

Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

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

10.13.1*

Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Jeff Robinson — Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.2 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.14*

Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.14.1*

Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

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

*Constitutes management contracts or compensatory arrangements

# Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

Date: May 7, 2009	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer