Form 10-Q
period 2009-06-30
PROS Holdings, Inc.
filed 2009-08-06
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and post pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,710,057 as of August 3, 2009.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended June 30, 2009

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

PART I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$53,746	$51,979
Accounts and unbilled receivables, net of allowance of $1,900	17,672	16,552
Prepaid and other current assets	3,909	3,238

Total current assets	75,327	71,769
Property and equipment, net	2,972	2,901
Other long term assets, net	2,260	2,297

Total assets	$80,559	$76,967

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,013	$1,088
Accrued liabilities	2,446	3,293
Accrued payroll and other employee benefits	3,454	4,493
Deferred revenue	16,405	16,288
Other current liabilities	4,866	4,866

Total current liabilities	28,184	30,028
Long-term deferred revenue	2,516	3,187

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,124,735 and 30,095,846 shares issued, respectively, 25,707,150 and 25,678,261 shares outstanding, respectively	30	30
Additional paid-in capital	60,249	57,668
Treasury stock 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings (deficit)	3,518	(8)

Total stockholders’ equity	49,859	43,752

Total liabilities and stockholders’ equity	$80,559	$76,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue:
License and implementation	$11,204	$13,375	$23,128	$26,181
Maintenance and support	6,122	5,237	12,224	10,351

Total revenue	17,326	18,612	35,352	36,532

Cost of revenue:
License and implementation	3,765	3,596	7,357	7,009
Maintenance and support	1,154	1,059	2,380	2,239

Total cost of revenue	4,919	4,655	9,737	9,248

Gross profit	12,407	13,957	25,615	27,284

Operating expenses:
Selling, general and administrative	5,561	5,593	11,065	10,718
Research and development	4,774	5,159	9,822	9,831

Income from operations	2,072	3,205	4,728	6,735
Other income:
Interest income	57	302	147	724

Income before income tax provision	2,129	3,507	4,875	7,459
Income tax provision	594	1,266	1,349	2,646

Net income	$1,535	$2,241	3,526	4,813

Net earnings attributable to common stockholders per share:
Basic	$0.06	$0.09	$0.14	$0.18
Diluted	$0.06	$0.08	$0.13	$0.18

Weighted average number of shares:
Basic	25,697,856	26,215,014	25,694,933	26,188,225
Diluted	26,488,540	26,511,933	26,413,376	26,588,661
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008

Operating activities:
Net income	$3,526	$4,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624	642
Stock based compensation	2,551	1,893
Provision for doubtful accounts	36	14
Changes in operating assets and liabilities:
Accounts receivable	54	(868)
Unbilled receivables	(1,167)	(1,268)
Prepaid expenses and other	(633)	738
Accounts payable, accrued liabilities and accrued payroll	(2,320)	(2,044)
Deferred revenue	(554)	1,082

Net cash provided by operating activities	2,117	5,002

Investing activities:
Purchases of property and equipment	(380)	(805)

Net cash used in investing activities	(380)	(805)

Financing activities:
Proceeds from the exercise of stock options	30	241

Net cash provided by financing activities	30	241

Net increase in cash and cash equivalents	1,767	4,438
Cash and cash equivalents:
Beginning of period	51,979	44,378

End of period	$53,746	$48,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Summary of business and basis of presentation
Nature of operations
     PROS Holdings, Inc., a Delaware corporation and its wholly-owned subsidiaries (the “Company”), is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices. Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance. The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. These innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and external market data sources. The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing its software products to improve pricing performance. The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.
   Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statement for the fiscal year ended December 31, 2008, which are included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP. We have revised the December 31, 2008 balance sheet to reflect an increase in accrued liabilities and accounts receivable of $0.4 million. Such increase represents an accrual of legal fees, and the corresponding receivable balance for reimbursement of those legal fees by the Company’s insurance carrier, associated with ongoing litigation. This revision had no impact to the Company’s consolidated statement of operations or consolidated statement of cash flows as of or for the year ended December 31, 2008.
    Basis of consolidation
     The unaudited condensed consolidated financial statements include the accounts of PROS Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
    Recent accounting pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a company has evaluated subsequent events. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS No. 165 during quarter ended June 30, 2009 and has evaluated subsequent events through August 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC. The Company does not believe there are any material subsequent events that require disclosure. The adoption of SFAS No. 165 did not have any material impact to the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

2. Earnings per share
     The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,535	$2,241	$3,526	$4,813

Denominator:
Weighted average shares (basic)	25,698	26,215	25,695	26,188
Dilutive effect of stock options, and restricted stock units	791	297	718	401

Weighted average shares (diluted)	26,489	26,512	26,413	26,589
Basic earnings per share	$0.06	$0.09	$0.14	$0.18
Diluted earnings per share	$0.06	$0.08	$0.13	$0.18
     The Company has excluded 2,296,592 and 1,552,875 of shares of common stock issuable upon exercise of options from the computation of the dilutive earning per share for the three and six months ended June 30, 2009 and 2008, respectively, because the inclusion of such would have been antidilutive.
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
     In February 2009, the Company increased the number of shares available for issuance by 898,000 to 3,668,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of June 30, 2009, 121,847 shares remained available for issuance under this plan. At June 30, 2009, 2,421,259 stock options were outstanding with a weighted average exercise price of $10.25 and 1,220,500 restricted stock units were outstanding with a weighted average grant date fair value of $5.00. The Company granted 372,000 restricted stock units during the three months ended June 30, 2009 with a weighted average grant date fair value of $5.49. For the six months ended June 30, 2009, the Company granted 870,500 restricted stock units with a weighted average grant date fair value of $4.80. At June 30, 2009, there were an estimated $14.7 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.2 years.
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

     In April 2008, a customer brought suit against the Company alleging that the Company failed to deliver contracted-for software. The customer’s claims include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and brought counterclaims for breach of contract and for violation of the duty of good faith and fair dealing. The Company believes the customer’s attempted termination of the contract is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheet as other current liabilities until the matter is resolved. Unless the matter is resolved earlier, the trial date is currently scheduled for the third quarter of 2010.
     Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.
    Insurance recovery
     In September 2008, a Gulf Coast storm affected our business operations. As a result, the Company filed a business interruption claim which is still pending as of June 30, 2009. To the extent the Company is able to receive any proceeds from the business interruption insurance claim; it will be recorded as other income in the period it is received.
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
     At June 30, 2009, the Company had $39.3 million invested in diversified money market funds and $14.5 million invested in treasury money market funds and are recorded at fair value. At December 31, 2008, the Company had $27.8 million invested in diversified money market funds and $22.6 million invested in treasury money market funds and are recorded at fair value. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the diversified money market funds and treasury money market funds investments are defined as Level 1 in the fair value hierarchy.

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
   Overview
     We are a leading provider of pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer. We do not write custom code for each implementation. We provide our software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.
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

    Trends
     We have noted several trends that we believe are significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. Market interest for our software has increased over the past several years. However the world economies are in a recession and as a result we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. This has negatively impacted license and implementation revenue. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which a continued economic recession will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 59% and 54% of our consolidated revenues were derived from customers outside the United States for the three months ended June 30, 2009 and 2008, respectively and approximately 58% and 54% of our consolidated revenues were derived from customers outside the United States for the six months ended June 30, 2009 and 2008, respectively. In addition, for the three and six months ended June 30, 2009 and 2008, approximately 97% of our airline revenue was generated outside the United States. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.
    Critical accounting policies and estimates
     We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We make estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under management’s discussion and analysis of financial condition and results of operations. There have been no changes to our critical accounting policies during 2009.
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

    Results of operations
Comparison of three months ended June 30, 2009 with three months ended June 30, 2008
   Revenue:

	For the Three Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$11,204	65%	$13,375	72%	$(2,171)	(16)%
Maintenance and support	6,122	35%	5,237	28%	885	17%

Total	$17,326	100%	$18,612	100%	$(1,286)	(7)%

     License and implementation. License and implementation revenue decreased $2.2 million to $11.2 million for the three months ended June 30, 2009 from $13.4 million for the three months ended June 30, 2008, representing a 16% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period. Implementation periods can vary depending on numerous factors including, but not limited to, the current mix of business. The decrease in license and implementation revenue is principally attributable to longer sales cycles, increased scrutiny on purchasing decisions and overall caution demonstrated by customers as a result of continued global economic challenges.
     Maintenance and support. Maintenance and support revenue increased $0.9 million to $6.1 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008, representing a 17% increase. The increase in maintenance and support revenue is primarily the result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue, and to a lesser extent an inflationary index increase in the rate charged on maintenance renewals.
   Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,765	34%	$3,596	27%	$169	5%
Cost of maintenance and support	1,154	19%	1,059	20%	95	9%

Total cost of revenue	$4,919	28%	$4,655	25%	$264	6%

Gross profit	$12,407	72%	$13,957	75%	$(1,550)	(11)%

     Cost of license and implementation. Cost of license and implementation increased $0.2 million to $3.8 million for the three months ended June 30, 2009 from $3.6 million for the three months ended June 30, 2008, representing a 5% increase. The increase in cost of license and implementation is primarily attributable to an increase of $0.4 million in personnel costs resulting from research and development personnel with specific technical expertise assisting with implementation tasks during the quarter, a $0.1 million increase in third party software deployment costs procured in connection with certain implementations and a $0.1 million increase in stock-based compensation expenses resulting from the increase of grants of restricted stock units and stock options. These increases were offset by a decrease of $0.3 million in travel and other expenses resulting from management’s actions to more closely manage expenses in the current global economic environment, $0.1 million beneficial change in foreign currency exchange, and a $0.1 million decrease in amortized costs related to subscription contracts. Due primarily to our lower license and implementation revenue for the three months ended June 30, 2009, license and implementation gross margins were 66% for the three months ended June 30, 2009 versus 73% for the three months ended June 30, 2008. License and implementation gross margins may vary from period to period depending on factors, such as the amount of implementation services required to deploy our products relative to the total contracted price and mix of business.
     Cost of maintenance and support. Cost of maintenance and support increased $0.1 million to $1.2 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008, representing a 9% increase, principally from increased personnel costs. Due to an increase in maintenance and support revenue while maintaining relatively the same levels of maintenance and support costs maintenance and support gross margins were 81% for the three months ended June 30, 2009 versus 80% for the three months ended June 30, 2008. Maintenance and support gross margins may vary from period to period depending on factors, such as the cost of providing maintenance and support relative to maintenance and support revenue.

     Gross profit. Gross profit decreased $1.6 million to $12.4 million for the three months ended June 30, 2009 from $14.0 million for the three months ended June 30, 2008, representing an 11% decrease. The decrease in gross profit was attributed to a decrease in license and implementation revenue and modestly higher costs of license and implementation revenue, offset by an increase in maintenance and support gross profit.
     Operating expenses:

	For the Three Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$5,561	32%	$5,593	30%	$(32)	(1)%
Research and development	4,774	28%	5,159	28%	(385)	(7)%

Total operating expenses	$10,335	60%	$10,752	58%	$(417)	(4)%

     Selling, general and administrative expenses. Selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2009 and 2008. There was an increase of $0.2 million in 2009 as a result of selling and marketing personnel expenses and an increase of $0.2 million of stock-based compensation expense resulting from the increase of grants of restricted stock units and stock options, offset by a decrease in general and administrative expenses of $0.2 million related to professional fees and a decrease of $0.2 million in other expenses both resulting from management’s actions to closely manage expenses in the current global economic environment.
     Research and development expenses. Research and development expenses decreased by $0.4 million to $4.8 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008, representing a 7% decrease. The decrease is primarily the result of a decrease of $0.4 million resulting from research and development personnel with specific technical expertise assisting with implementation tasks during the quarter. Even though we don’t view this as a trend, we may choose to use technical personnel on future implementation tasks on future projects. In addition, there was a decrease of $0.2 million in travel and other expenses resulting from management’s actions to closely manage expenses in the current global economic environment. These decreases were offset by an increase of $0.1 million in personnel expenses as a result of an increase in the number of research and development personnel and an increase of $0.1 million of stock-based compensation expense resulting from the increase of grants of restricted stock units and stock options.
     Other income:

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Interest income	$57	$302	$(245)	(81)%

Other income	$57	$302	$(245)	(81)%

     Interest income. Interest income decreased $0.2 million to $0.1 million for the three months ended June 30, 2009 from $0.3 million for the three months ended June 30, 2008, representing an 81% decrease. The decrease is the result of a decrease in interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short term interest bearing obligations with original maturities less than 90 days.
     Income tax provision:

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	28%	36%	n/a	(8)%
Income tax provision	$594	$1,266	$(672)	(53)%
     Income tax provision. Our income tax provision decreased $0.7 million to $0.6 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008, representing a 53% decrease. The decrease in the effective tax rate from 36% to 28% is primarily due to the utilization of Research and Experimentation (“R&E”) tax credits resulting from the reinstatement of the R&E tax credit by Congress in October 2008.

     Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 which included, among other items, the reinstatement of the R&E tax credit for 2008 and 2009.
Comparison of six months ended June 30, 2009 with six months ended June 30, 2008
     Revenue:

	For the Six Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$23,128	65%	$26,181	72%	$(3,053)	(12)%
Maintenance and support	12,224	35%	10,351	28%	1,873	18%

Total	$35,352	100%	$36,532	100%	$(1,180)	(3)%

     License and implementation. License and implementation revenue decreased $3.1 million to $23.1 million for the six months ended June 30, 2009 from $26.2 million for the six months ended June 30, 2008, representing a 12% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period. Implementation periods can vary depending on numerous factors including, but not limited to, the current mix of business. The decrease in license and implementation revenue is principally attributable to longer sales cycles, increased scrutiny on purchasing decisions and overall caution demonstrated by customers as a result of continued global economic challenges.
     Maintenance and support. Maintenance and support revenue increased $1.8 million to $12.2 million for the six months ended June 30, 2009 from $10.4 million for the six months ended June 30, 2008, representing an 18% increase. The increase in maintenance and support revenue is primarily the result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue, and to a lesser extent an inflationary index increase in the rate charged on maintenance renewals.
     Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$7,357	32%	$7,009	27%	$348	5%
Cost of maintenance and support	2,380	19%	2,239	22%	141	6%

Total cost of revenue	$9,737	28%	$9,248	25%	$489	5%

Gross profit	$25,615	72%	$27,284	75%	$(1,669)	(6)%

     Cost of license and implementation. Cost of license and implementation increased $0.3 million to $7.3 million for the six months ended June 30, 2009 from $7.0 million for the six months ended June 30, 2008, representing a 5% increase. The increase in cost of license and implementation is primarily attributable to an increase of $0.6 million in personnel costs resulting from research and development personnel with specific technical expertise assisting with implementation tasks during the second quarter, a $0.1 million increase in third party software deployment costs procured in connection with certain implementations and a $0.1 million increase in stock-based compensation expense resulting from the increase of grants of restricted stock units and stock options. These increases were offset by a decrease of $0.2 million in amortized costs related to subscription contracts and a decrease of $0.2 million of travel expenses and other expenses resulting from management’s actions to more closely manage expenses in the current global economic environment. Due primarily to our lower licenses and implementation revenue for the six months ended June 30, 2009, license and implementation gross margins were 68% for the six months ended June 30, 2009 versus 73% for the six months ended June 30, 2008. License and implementation gross margins may vary from period to period depending on factors, such as the amount of implementation services required to deploy our products relative to the total contracted price and mix of business.

     Cost of maintenance and support. Cost of maintenance and support increased $0.1 million to $2.3 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008, representing a 6% increase, principally from increased personnel costs. Due to an 18% increase in maintenance and support revenue with a modest increase in maintenance and support costs, maintenance and support gross margins were 81% for the six months ended June 30, 2009 versus 78% for the six months ended June 30, 2008. Maintenance and support gross margins may vary from period to period depending on factors, such as the cost of providing maintenance and support relative to maintenance and support revenue.
     Gross profit. Gross profit decreased $1.7 million to $25.6 million for the six months ended June 30, 2009 from $27.3 million for the six months ended June 30, 2008, representing a 6% decrease. The decrease in gross profit was attributed to a decrease in license and implementation revenue and modestly higher costs of license and implementation revenue, offset by an increase in maintenance and support gross profit.
     Operating expenses:

	For the Six Months Ended June 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$11,065	31%	$10,718	29%	$347	3%
Research and development	9,822	28%	9,831	27%	(9)	0%

Total operating expenses	$20,887	59%	$20,549	56%	$338	2%

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million to $11.0 million for the six months ended June 30, 2009 from $10.7 million for the six months ended June 30, 2008, representing a 3% increase. The increase in selling, general and administrative expenses is attributed to an increase of $0.7 million of personnel expenses principally as a result of an increase in selling and marketing personnel and an increase of $0.3 million of stock-based compensation expense resulting from the increase of grants of restricted stock units and stock options, partially offset by a decrease in general and administrative expenses of $0.3 million related to professional fees, a decrease of $0.2 million in marketing expenses related to lower conference expenses and $0.1 million of travel expenses resulting from management’s actions to more closely manage expenses in the current global economic environment.
     Research and development expenses. Research and development expenses were $9.8 million for the six months ended June 30, 2009 and 2008. There was an increase of $0.7 million of personnel expenses as a result of an increase in research and development personnel in 2009 and an increase of $0.2 million of stock-based compensation expense resulting from the increase of grants of restricted stock units and stock options. These increases were offset by a decrease of $0.5 million resulting from research and development personnel with specific technical expertise assisting with implementation tasks during the quarter. Even though we don’t view this as a trend, we may choose to use technical personnel on future implementation tasks on future projects. In addition, there was a decrease of $0.4 million in travel expense and other expenses resulting from management’s actions to more closely manage expenses in the current global economic environment.
     Other income:

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Interest income	$147	$724	$(577)	(80)%

Other income	$147	$724	$(577)	(80)%

     Interest income. Interest income decreased $0.6 million to $0.1 million for the six months ended June 30, 2009 from $0.7 million for the six months ended June 30, 2008, representing an 80% decrease. The decrease is the result of a decrease in interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short term interest bearing obligations with original maturities less than 90 days.

     Income tax provision:

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	28%	36%	n/a	(9)%
Income tax provision	$1,349	$2,646	$(1,297)	(49)%
     Income tax provision. Our income tax provision decreased $1.3 million to $1.3 million for the six months ended June 30, 2009 from $2.6 million for the six months ended June 30, 2008, representing a 49% decrease. The decrease in the effective tax rate from 36% to 28% is primarily due to the utilization of R&E tax credits resulting from the reinstatement of the R&E tax credit by Congress in October 2008.
     Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In October 2008, Congress passed, the Emergency Economic Stabilization Act of 2008, which included, among other items, the reinstatement of the R&E tax credit for 2008 and 2009.
Liquidity and capital resources
     At June 30, 2009 we had $53.7 million of cash and cash equivalents and $47.1 million of working capital as compared to $52.0 million of cash and cash equivalents and $41.7 million of working capital at December 31, 2008. Our principal source of liquidity is our net cash flows provided by operating activities. Based on existing cash and cash equivalents balances, our current estimates of revenues and expenses and the anticipated cash flows provided by operating activities, we believe that will have adequate liquidity and capital resources to finance our operations and anticipated capital expenditures for the foreseeable future. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.
     The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2009	2008

Net cash provided by operating activities	$2,117	$5,002
Net cash used in investing activities	(380)	(805)
Net cash provided by financing activities	30	241
Cash and cash equivalents (end of period)	$53,746	$48,816
Cash flow analysis:
     Net cash provided by operating activities for the six months ended June 30, 2009 was $2.1 million, a decrease of $2.9 million when compared to the six months ended June 30, 2008. Throughout both periods, our cash flows from operations were derived principally from our earnings from on-going operations including non-cash expenses such as depreciation and amortization and stock-based compensation and changes in our working capital. The decrease in net cash provided by operating activities for the six months ended June 30, 2009 is primarily the result of a decrease in net income, increase in accounts receivable and unbilled receivables due to stronger collections in the first six months of 2009 as compared to the same period in the prior year, and an increase in prepaid and other assets, primarily due to a larger estimated tax payment made in first six months of 2009 as compared to same period in the prior year. These changes were offset by normal recurring changes in working capital.

     For the six months ended June 30, 2009, net cash used in investing activities consisted of $0.4 million of purchases of property and equipment. Net cash provided by investing activities consisted of $30,000 of proceeds from the exercise of options.
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
Recently issued accounting pronouncement
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a company has evaluated subsequent events. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS No. 165 during quarter ended June 30, 2009 and have evaluated subsequent events through August 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC. We do not believe there are any material subsequent events that require disclosure. The adoption of SFAS No. 165 did not have any material impact to our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements.
Item 3. Quantitative and qualitative disclosures about market risk
Foreign currency risk
     We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2009 would have resulted in a $0.2 million loss. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

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
Changes in internal controls over financial reporting
     There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In April 2008, a customer brought suit against the Company alleging that the Company failed to deliver contracted-for software. The customer’s claims include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and brought counterclaims for breach of contract and for violation of the duty of good faith and fair dealing. The Company believes the customer’s attempted termination of the contract is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheet as other current liabilities until the matter is resolved. Unless the matter is resolved earlier, the trial date is currently scheduled for the third quarter of 2010.
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
     We are a global company with customers around the world. As widely reported, global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, limited ability to raise capital in public and private financial markets, severely diminished liquidity, credit unavailability and company rating downgrades. These conditions have a negative impact on our prospects’ and customers’ ability to raise capital and operate their businesses.
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
     Contract terms generally obligate us to indemnify our customers for their use of the intellectual property associated with our current product suite or for other third-party products that are incorporated into our solutions and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to compensate our customers under the contractual arrangement with the customers. Some of our intellectual property indemnification obligations are contractually capped at a very high amount or not capped at all.
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
     Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the years ended December 31, 2008, 2007, and 2006, approximately 54%, 63% and 63% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our products. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:
•	economic conditions in various parts of the world;

•	unexpected changes in regulatory requirements;

•	less protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	if we were to establish international offices, the difficulty of managing and staffing such international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•	if more contracts become denominated in local currency, fluctuations in exchange rates; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.
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
     The market price for our common stock has been and is likely to continue to be volatile, in part because our shares have been traded publicly since June 2007. Volatility could make it difficult to trade shares of our common stock at predictable prices or times.
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
     During 2009, we did not make any purchases of our common stock under this program. As of June 30, 2009, $10.0 million remains available under the stock repurchase program.
Item 3. Defaults upon senior securities.
     None.

Item 4. Submission of matters to a vote of security holders.
     Our stockholders voted on two items at the 2009 Annual Meeting of Stockholders held on June 4, 2009:
1.)	the election of two Class II directors for a three year term expiring 2012; and

2.)	the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm.
     The nominees for directors were elected based upon the following votes:

	Votes	Votes
Name	For	Withheld
Ellen Keszler	24,064,591	190,199
William Russell	22,530,708	1,724,082
     Albert E. Winemiller and Ronald F. Woestemeyer continued their terms as Class III directors, with terms expiring in 2010, and Greg B. Petersen, Timothy V. Williams and Mariette M. Woestemeyer continued their terms as Class I directors, with terms expiring in 2011.
     Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved as follows:

Votes	Votes
For	Against	Abstain
24,229,708	25,082	—
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

PROS HOLDINGS, INC.
Date: August 6, 2009	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer