Form 10-K/A
period 2008-12-31
PROS Holdings, Inc.
filed 2009-11-06
CIK 1392972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33554
PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0168604 (I.R.S. Employer Identification No.)

3100 Main Street, Suite 900	77002
Houston, Texas	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(713) 335-5151
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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
As of November 2, 2009, there were outstanding 25,726,527 shares of common stock, par value $0.001, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

EXPLANATORY NOTE
          PROS Holdings, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission on February 26, 2009 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) is being filed solely for the purpose of responding to comments received from the staff of the Securities and Exchange Commission. In particular, this Amendment No. 1 only contains changes to the following portions of the Original Filing:

a.)	To provide with more specificity that the information provided in the Company’s 2009 Proxy Statement “is incorporated herein by reference” to Part III, Item 10 Directors, executive officers and corporate governance, Item 11 Executive compensation, Item 12 Security ownership of certain beneficial owners and management and related stockholder matters, Item 13 Certain relationships, related transactions and director independence and Item 14 Principal accountant fees and services. The specific incorporation by reference language was previously provided only on the cover page of the Original Filing.

b.)	To clarify in the signature line that Mr. Charles H. Murphy is the principal financial officer and principal accounting officer.

c.)	To modify Item 9A regarding the Company’s evaluation of its disclosure controls and procedures with respect to the technical changes described in this Amendment No. 1; and

d.)	To include in the introductory language of paragraph four of Exhibits 31.1 and 31.2 a statement regarding the responsibility of the certifying officer for establishing and maintaining internal control over financial reporting, and

e.)	To include paragraph 4(b) in Exhibits 31.1 and 31.2 regarding the design of the Company’s internal control over financial reporting.
          No other parts or disclosure from our Original Filing are included in this Amendment No. 1 other than the parts or disclosures reference above and except for the above-referenced changes in such included parts or disclosure, this Amendment No. 1 does not modify or update in any way our Original Filing. All disclosure provided in this Amendment No. 1 is as of the date of the Original Filing. We have not updated the disclosure in the Amendment No. 1 to reflect any recent development with respect to any disclosure contained in the Original Filing. All other information contained in the Company’s Original Filing remains unchanged.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective (i) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms (ii) ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Following the original filing of the report, we received comments from the SEC on this report. As a result of these comments, we are amending the report to modify the form of certification and make other technical changes. None of these changes affect the financial statements for any reported or future periods. The review process related to these technical deficiencies has been remediated.
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
          Our management , with the participation of our CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which is included herein.
Part III
Item 10. Directors, executive officers and corporate governance
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009 and is incorporated herein by reference.
Item 11. Executive compensation
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009 and is incorporated herein by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009 and is incorporated herein by reference.
Item 13. Certain relationships, related transactions and director independence
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009 and is incorporated herein by reference.
Item 14. Principal accountant fees and services
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders which will be held on June 4, 2009 and is incorporated herein by reference.
Part IV
Item 15. Exhibits and financial statements schedules
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

10.11.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Jeff Robinson — Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.16 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.14*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

23.1	Consent of PricewaterhouseCoopers LLP

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Constitutes management contracts or compensatory arrangements

#	Filed with this report.

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

PROS Holdings Inc.

By:	/s/ Albert E. Winemiller Albert E. Winemiller
President and Chief Executive
Officer
          KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Albert E. Winemiller and Charles H. Murphy, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
          Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signatures	Title	Date

/s/ Albert E. Winemiller Albert E. Winemiller	President, Chief Executive Officer And Chairman of the Board	November 6, 2009

/s/ Charles H. Murphy Charles H. Murphy	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	November 6, 2009

/s/ Ronald F. Woestemeyer Ronald Woestemeyer	Executive Vice President, Strategic Business Planning and Director	November 6, 2009

/s/ Ellen Keszler Ellen Keszler	Director	November 6, 2009

/s/ Greg B. Petersen Greg B. Petersen	Director	November 6, 2009

/s/ William Russell William Russell	Director	November 6, 2009

/s/ Timothy V. Williams Timothy V. Williams	Director	November 6, 2009

/s/ Mariette M. Woestemeyer Mariette M. Woestemeyer	Director	November 6, 2009