Form 10-Q/A
period 2009-03-31
PROS Holdings, Inc.
filed 2009-11-06
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,726,527 as of November 2, 2009.

PART I. Financial information
Item 4. Controls and procedures
Part II. Other information
Item 6. Exhibits
Index to Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
          PROS Holdings, Inc. filed its Quarterly Report on Form 10-Q for the quarter period ended March 31, 2009 with the Securities and Exchange Commission on May 7, 2009 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) is being filed solely for the purpose of responding to comments received from the staff of the Securities and Exchange Commission. In particular, this Amendment No. 1 only contains changes to the following portions of the Original Filing:
a.)	To modify Item 4 regarding the Company’s evaluation of its disclosure controls and procedures with respect to the technical changes described in this Amendment No. 1; and

b.)	To include in the introductory language of paragraph four of Exhibits 31.1 and 31.2 a statement regarding the responsibility of the certifying officer for establishing and maintaining internal control over financial reporting, and

c.)	To include paragraph 4(b) in Exhibits 31.1 and 31.2 regarding the design of the Company’s internal control over financial reporting.
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
PART I. Financial information
Item 4. Controls and procedures
     Evaluation of disclosure controls and procedures
          Our management evaluated, with the participation of our chief executive officers and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure control and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Following the original filing of the report, we received comments from the SEC on this report. As a result of these comments, we are amending the report to modify the form of certification. This change does not affect the financial statements for any reported or future periods. The review process related to this technical deficiency has been remediated.
     Changes in internal controls over financial reporting
          There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information
Item 6. Exhibits.
  Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

4.1	Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2	2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (incorporated by reference to the exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.1 to the Registrant’s Form S-1 Registration

Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.2 to the Registrant’s Form S-1 Registration Statement (Registration No.
333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Albert E. Winemiller. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No.
333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*	Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.2*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No.
333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.3*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No.
333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.4*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.11*	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No.
333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Jeff Robinson – Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.16 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.13.1*	Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Jeff Robinson – Senior Vice-President Pricing Solutions. (incorporated by reference to the exhibit 10.2 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.14*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner – Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.14.1*	Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Andres Reiner – Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number to the Registrant’s Form

S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contracts or compensatory arrangements

#	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: November 6, 2009	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer