Form 10-Q
period 2009-09-30
PROS Holdings, Inc.
filed 2009-11-09
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and post pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 25,726,527 as of November 2, 2009.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended September 30, 2009
Cautionary Statement
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

PART I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$55,937	$51,979
Accounts and unbilled receivables, net of allowance of $1,900	20,050	16,552
Prepaid and other current assets	4,622	3,238

Total current assets	80,609	71,769
Property and equipment, net	3,055	2,901
Other long term assets, net	2,241	2,297

Total assets	$85,905	$76,967

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,200	$1,088
Accrued liabilities	3,158	3,293
Accrued payroll and other employee benefits	4,146	4,493
Deferred revenue	17,541	16,288
Other current liabilities	4,866	4,866

Total current liabilities	30,911	30,028
Long-term deferred revenue	2,826	3,187

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,141,749 and 30,095,846 shares issued, respectively, 25,724,164 and 25,678,261 shares outstanding, respectively	30	30
Additional paid-in capital	61,760	57,668
Treasury stock 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings (deficit)	4,316	(8)

Total stockholders’ equity	52,168	43,752

Total liabilities and stockholders’ equity	$85,905	$76,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue:
License and implementation	$10,276	$13,699	$33,404	$39,880
Maintenance and support	6,234	5,592	18,458	15,943

Total revenue	16,510	19,291	51,862	55,823

Cost of revenue:
License and implementation	3,065	3,813	10,422	10,822
Maintenance and support	1,226	1,056	3,606	3,295

Total cost of revenue	4,291	4,869	14,028	14,117

Gross profit	12,219	14,422	37,834	41,706

Operating expenses:
Selling, general and administrative	5,954	5,787	17,019	16,505
Research and development	5,177	5,242	14,999	15,073

Income from operations	1,088	3,393	5,816	10,128
Other income:
Interest income	30	261	177	985

Income before income tax provision	1,118	3,654	5,993	11,113
Income tax provision	320	1,295	1,669	3,941

Net income	$798	$2,359	4,324	7,172

Net earnings attributable to common stockholders per share:
Basic	$0.03	$0.09	$0.17	$0.27
Diluted	$0.03	$0.09	$0.16	$0.27

Weighted average number of shares:
Basic	25,718,342	26,186,582	25,702,736	26,187,677
Diluted	26,397,958	26,339,721	26,395,131	26,513,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income	$4,324	$7,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952	967
Stock based compensation	4,022	2,937
Deferred income taxes	89	(158)
Provision for doubtful accounts	36	350
Changes in operating assets and liabilities:
Accounts receivable	(1,398)	(5,573)
Unbilled receivables	(1,789)	(1,802)
Prepaid expenses and other	(1,416)	353
Accounts payable, accrued liabilities and accrued payroll	(1,042)	(329)
Deferred revenue	892	3,419

Net cash provided by operating activities	4,670	7,336

Investing activities:
Purchases of property and equipment	(782)	(1,131)

Net cash used in investing activities	(782)	(1,131)

Financing activities:
Proceeds from the exercise of stock options	70	279
Secondary offering costs	—	(110)
Purchase of treasury stock	—	(2,700)

Net cash provided by (used in) financing activities	70	(2,531)

Net increase in cash and cash equivalents	3,958	3,674
Cash and cash equivalents:
Beginning of period	51,979	44,378

End of period	$55,937	$48,052

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
     Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2008, which are included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP. The Company has revised the December 31, 2008 balance sheet to reflect an increase in accrued liabilities and accounts receivable of $0.4 million. Such increase represents an accrual of legal fees, and the corresponding receivable balance for reimbursement of those legal fees by the Company’s insurance carrier, associated with ongoing litigation. This revision had no impact to the Company’s consolidated financial statements as of or for the year ended December 31, 2008.
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
     Income taxes
          The Company’s federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In October 2008, Congress reinstated the research and experimentation (“R&E”) tax credit until December 2009. As a result of the reinstatement, the Company recorded the full benefit of the R&E tax credit for 2008 in the fourth quarter of 2008. As of September 30, 2009, the Company did not have any unrecognized tax benefits.
     Recent accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company is currently assessing the impact on its consolidated financial position and results of operations.

2. Earnings per share
          The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$798	$2,359	$4,324	$7,172

Denominator:
Weighted average shares (basic)	25,718	26,187	25,703	26,188
Dilutive effect of stock options, and restricted stock units	680	153	692	326

Weighted average shares (diluted)	26,398	26,340	26,395	26,514
Basic earnings per share	$0.03	$0.09	$0.17	$0.27
Diluted earnings per share	$0.03	$0.09	$0.16	$0.27
          The Company has excluded 2,270,725 and 2,190,499 of shares of common stock issuable upon exercise of options from the computation of the dilutive earning per share for the three months ended September 30, 2009 and 2008, respectively, and 2,270,725 and 227,500 of shares of common stock issuable upon exercise of options from the computation of the dilutive earning per share for the nine months ended September 30, 2009 and 2008, respectively, because the inclusion of such would have been antidilutive.
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
          In February 2009, the Company increased the number of shares available for issuance by 898,000 to 3,668,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of September 30, 2009, 146,569 shares remained available for issuance under this plan. At September 30, 2009, 2,382,074 stock options were outstanding with a weighted average exercise price of $10.31 and 1,216,500 restricted stock units were outstanding with a weighted average grant date fair value of $5.00. The Company did not grant any stock options or restricted stock units during the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company granted 870,500 restricted stock units with a weighted average grant date fair value of $4.80. The Company has not granted any stock options for the nine months ended September 30, 2009. At September 30, 2009, there were an estimated $11.9 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.0 years.
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

          In April 2008, a customer brought suit against the Company alleging that the Company failed to deliver contracted-for software. The customer’s claims, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and has brought counterclaims for breach of contract and violation of the duty of good faith and fair dealing. In the third quarter of 2009, the Company amended its claims to include breach of confidentiality and misappropriation of trade secrets. The Company believes the customer’s attempted termination of the contract is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheet as other current liabilities until the matter is resolved. Unless the matter is resolved earlier, the trial date is currently scheduled for the third quarter of 2010.
          Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.
5. Fair value measurements
          The Company accounts for fair value measurements in accordance with the requirements for fair value measurement and disclosures under GAAP. At September 30, 2009, the Company had $40.8 million invested in diversified money market funds and $14.5 million invested in treasury money market funds and are recorded at fair value. At December 31, 2008, the Company had $27.8 million invested in diversified money market funds and $22.6 million invested in treasury money market funds and are recorded at fair value. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the diversified money market funds and treasury money market funds investments are defined as Level 1 in the fair value hierarchy.
6. Subsequent events
          The Company accounts for subsequent events in accordance with the requirements under GAAP which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a company has evaluated subsequent events. The Company has evaluated subsequent events through November 9, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC. The Company does not believe there are any material subsequent events that require disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations
          The terms “we,” “us” and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     Cautionary statement
          The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 set forth in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”). This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

     Trends and uncertainties
          We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. Market interest for our software has increased over the past several years. However, the world economies are in a recession and as a result we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. As a result, there has been a negative impact on the sales of our products and service and license and implementation revenue; however, we are beginning to see our sales stabilize. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which a continued economic recession will further affect our business.
•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 61% and 56% of our consolidated revenues were derived from customers outside the United States for the three months ended September 30, 2009 and 2008, respectively and approximately 59% and 55% of our consolidated revenues were derived from customers outside the United States for the nine months ended September 30, 2009 and 2008, respectively. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.
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
          Generally, we recognize the majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software. Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products. As a result of our revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years. We account for revenue recognition on contracts for which an independent contractor provides implementation and maintenance services in accordance with the requirements under GAAP.

     Results of operations
        Comparison of three months ended September 30, 2009 with three months ended September 30, 2008
          Revenue:

	For the Three Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$10,276	62%	$13,699	71%	$(3,423)	(25)%
Maintenance and support	6,234	38%	5,592	29%	642	11%

Total	$16,510	100%	$19,291	100%	$(2,781)	(14)%

          License and implementation. License and implementation revenue decreased $3.4 million to $10.3 million for the three months ended September 30, 2009 from $13.7 million for the three months ended September 30, 2008, representing a 25% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. For the three months ended September 30, 2009, the number of implementations for which services were provided during the period increased 9%. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. The decrease in license and implementation revenue was attributed to a decrease of 17% in license and implementation revenue recognized per man-day as a result of several projects during 2009 in which the value of the contracts was lower in relationship to the number of man-days needed to implement than in 2008 and a 10% decrease in the number of man-days that generated revenue primarily as a result of a decrease in amortized personnel costs related to subscription contracts.
          Maintenance and support. Maintenance and support revenue increased $0.6 million to $6.2 million for the three months ended September 30, 2009 from $5.6 million for the three months ended September 30, 2008, representing an 11% increase. The increase in maintenance and support revenue is primarily the result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue partially offset by $0.2 million of temporary reductions.
          Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,065	30%	$3,813	28%	$(748)	(20)%
Cost of maintenance and support	1,226	20%	1,056	19%	170	16%

Total cost of revenue	$4,291	26%	$4,869	25%	$(578)	(12)%

Gross profit	$12,219	74%	$14,422	75%	$(2,203)	(15)%

          Cost of license and implementation. Cost of license and implementation decreased $0.7 million to $3.1 million for the three months ended September 30, 2009 from $3.8 million for the three months ended September 30, 2008, representing a 20% decrease. The decrease in cost of license and implementation is primarily attributable to a $0.4 million beneficial change in foreign currency exchange and a $0.4 million decrease in personnel and other costs. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense. License and implementation gross margins were 70% for the three months ended September 30, 2009 as compared to 72% for the three months ended September 30, 2008. The reduction in license and implementation gross margins was primarily due to a decrease in license and implementation revenue of $3.4 million partially offset by a $0.7 million reduction of license and implementation costs for the three months ended September 30, 2009. License and implementation gross margins vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts for which implementation services were provided during the quarter.

          Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $1.2 million for the three months ended September 30, 2009, representing a 16% increase. The increase in cost of maintenance and support is primarily attributable to the increased levels of effort required to support our higher installed customer base. Maintenance and support gross margins were 80% for the three months ended September 30, 2009 compared to 81% for the three months ended September 30, 2008.
          Gross profit. Gross profit decreased $2.2 million to $12.2 million for the three months ended September 30, 2009 from $14.4 million for the three months ended September 30, 2008, representing a 15% decrease. The decrease in gross profit was primarily attributed to the 25% decrease in license and implementation revenues.
          Operating expenses:

	For the Three Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$5,954	36%	$5,787	30%	$167	3%
Research and development	5,177	31%	5,242	27%	(65)	(1)%

Total operating expenses	$11,131	67%	$11,029	57%	$102	1%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.2 million to $6.0 million for the three months ended September 30, 2009 from $5.8 million for the three months ended September 30, 2008, representing a 3% increase. The increase was attributed to an increase in sales personnel expenses of $0.3 million over 2008, an increase of $0.2 million of stock-based compensation expense and an increase of $0.1 million of travel expense associated with sales activities. These increases were partially offset by decreases of $0.3 million in bad debt expense as a result of an increase in our allowance for doubtful accounts during the third quarter of 2008 and $0.1 million of other expenses.
          Research and development expenses. Research and development expenses decreased by $0.1 million for the three months ended September 30, 2009 as compared to the same period in 2008, representing a 1% decrease. The modest decrease of $0.1 million was attributed to a decrease of $0.2 million of other expenses, partially offset by an increase of $0.1 million of stock-based compensation expense.
          Other income:

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Interest income	$30	$261	$(231)	(89)%

Other income	$30	$261	$(231)	(89)%

          Interest income. Interest income decreased $0.2 million to $30,000 for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008, representing an 89% decrease. The decrease is the result of a decrease in interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short term interest bearing obligations with original maturities less than 90 days.
          Income tax provision:

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	29%	35%	n/a	(6)%
Income tax provision	$320	$1,295	$(975)	(75)%
          Income tax provision. Our income tax provision decreased $1.0 million to $0.3 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008, representing a 75% decrease. The decrease in the effective tax rate from 35% to 29% in 2009 is primarily due to the utilization of Research and Experimentation

(“R&E”) tax credits during 2009 as a result of the reinstatement of the R&E tax credit by Congress in October 2008, with the 2008 full year effect applied in the fourth quarter of 2008.
          Our federal effective tax rate historically has been lower than the statutory federal tax rate of 35% largely due to the application of general business tax credits. In October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 which included, among other items, the reinstatement of the R&E tax credit in the fourth quarter of 2008 that was applied retroactively to the beginning of 2008 with the full year effect applied in the fourth quarter of 2008. The R&E credit is scheduled to expire at the end of 2009. However, since its enactment in 1981, when the credit has expired, Congress has historically reinstated the credit.
        Comparison of nine months ended September 30, 2009 with nine months ended September 30, 2008
          Revenue:

	For the Nine Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$33,404	64%	$39,880	71%	$(6,476)	(16)%
Maintenance and support	18,458	36%	15,943	29%	2,515	16%

Total	$51,862	100%	$55,823	100%	$(3,961)	(7)%

          License and implementation. License and implementation revenue decreased $6.5 million to $33.4 million for the nine months ended September 30, 2009 from $39.9 million for the nine months ended September 30, 2008, representing a 16% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. For the nine months ended September 30, 2009, the number of implementations for which services were provided during the period remained unchanged. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. The decrease in license and implementation revenue was attributed to a 15% decrease in license and implementation revenue recognized per man-day as a result of several projects during 2009 in which the value of the contracts was lower in relationship to the number of man-days needed to implement than in 2008 while the number of man-days that generated revenue remained unchanged.
          Maintenance and support. Maintenance and support revenue increased $2.5 million to $18.5 million for the nine months ended September 30, 2009 from $15.9 million for the nine months ended September 30, 2008, representing a 16% increase. The increase in maintenance and support revenue is primarily the result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue partially offset by $0.5 million of temporary reductions.
          Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$10,422	31%	$10,822	27%	$(400)	(4)%
Cost of maintenance and support	3,606	20%	3,295	21%	311	9%

Total cost of revenue	$14,028	27%	$14,117	25%	$(89)	(1)%

Gross profit	$37,834	73%	$41,706	75%	$(3,872)	(9)%

          Cost of license and implementation. Cost of license and implementation decreased $0.4 million to $10.4 million for the nine months ended September 30, 2009 from $10.8 million for the nine months ended September 30, 2008, representing a 4% decrease. The decrease in cost of license and implementation is primarily attributable to a $0.4 million decrease in amortized costs related to subscription contracts, a $0.3 million beneficial change in foreign currency exchange and a decrease of $0.2 million in travel and other expenses. These decreases were partially offset by an increase of $0.2 million in personnel costs, a $0.2 million increase in stock-based compensation expenses and an increase of $0.1 million of third party software deployment costs incurred in connection with certain implementations. Due primarily to lower license and implementation revenue of $6.5 million partially offset by a $0.4 million reduction of license and implementation costs for the nine months ended September 30, 2009, license and implementation gross margins were 69% for the nine months ended September 30, 2009 as compared to 73% for the nine months ended September 30, 2008. License and implementation gross margins vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts for which implementation services were provided during the period.
          Cost of maintenance and support. Cost of maintenance and support increased $0.3 million to $3.6 million for the nine months ended September 30, 2009 from $3.3 million for the nine months ended September 30, 2008, representing a 9% increase. The increase in cost of maintenance and support is primarily attributable to the increased levels of effort required to support our higher installed customer base. Maintenance and support gross margins were 80% for the nine months ended September 30, 2009 compared to 79% for the nine months ended September 30, 2008.
          Gross profit. Gross profit decreased $3.9 million to $37.8 million for the nine months ended September 30, 2009 from $41.7 million for the nine months ended September 30, 2008, representing a 9% decrease. The decrease in gross profit was primarily attributed to a decrease in license and implementation revenues.
          Operating expenses:

	For the Nine Months Ended September 30,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$17,019	33%	$16,505	30%	$514	3%
Research and development	14,999	29%	15,073	27%	(74)	0%

Total operating expenses	$32,018	62%	$31,578	57%	$440	1%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $17.0 million for the nine months ended September 30, 2009 from $16.5 million for the nine months ended September 30, 2008, representing a 3% increase. The increase was attributed to an increase in sales personnel expenses of $0.8 million and an increase of $0.6 million of stock-based compensation expense. These increases were partially offset by decreases of $0.3 million in bad debt expense as a result of an increase in our allowance for doubtful accounts during the third quarter of 2008, $0.3 million in general and administrative expenses related to professional fees and $0.3 million in marketing expenses related to lower conference expenses.
          Research and development expenses. Research and development expenses decreased by $0.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The modest decrease of $0.1 million was attributed to a decrease of $0.6 million of travel and other expenses, partially offset by an increase of $0.3 million of stock-based compensation expense and an increase of $0.2 million of research and development personnel expenses.
          Other income:

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Interest income	$177	$985	$(808)	(82)%

Other income	$177	$985	$(808)	(82)%

          Interest income. Interest income decreased $0.8 million to $0.2 million for the nine months ended September 30, 2009 from $1.0 million for the nine months ended September 30, 2008, representing an 82% decrease. The decrease is the result of a decrease in interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short term interest bearing obligations with original maturities less than 90 days.

          Income tax provision:

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	28%	35%	n/a	(7)%
Income tax provision	$1,669	$3,941	$(2,272)	(58)%
          Income tax provision. Our income tax provision decreased $2.3 million to $1.7 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008, representing a 58% decrease. The decrease in the effective tax rate from 35% to 28% is primarily due to utilization of R&E tax credits during 2009 as a result of the reinstatement of the R&E tax credit by Congress in October 2008, with the 2008 full year effect applied in the fourth quarter of 2008.
          Our federal effective tax rate historically has been lower than the statutory federal tax rate of 35% largely due to the application of general business tax credits. In October 2008, Congress passed the Emergency Economic Stabilization Act of 2008 which included, among other items, the reinstatement of the R&E tax credit in the forth quarter of 2008 that was applied retroactively to the beginning of 2008 with the full year effect applied in the fourth quarter of 2008. The R&E credit is scheduled to expire at the end of 2009. However, since its enactment in 1981, when the credit has expired, Congress has historically reinstated the credit.
     Liquidity and capital resources
          At September 30, 2009 we had $55.9 million of cash and cash equivalents and $49.7 million of working capital as compared to $52.0 million of cash and cash equivalents and $41.7 million of working capital at December 31, 2008. Our principal source of liquidity is our net cash flows provided by operating activities. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally stock-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services.
          Our working capital was $49.7 million at September 30, 2009 compared to $41.7 million at December 31, 2008, an increase of $8.0 million, or 19%. The increase in working capital was principally attributable to an increase in our cash balances of $4.0 million, an increase of $3.5 million in accounts receivable balances and an increase of $1.4 million in other current assets. The increase in current assets was partially offset by an increase in deferred revenue of $1.3 million.
          Based on existing cash and cash equivalents balances, our current estimates of revenues and expenses and the anticipated cash flows provided by operating activities, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2009	2008
Net cash provided by operating activities	$4,670	$7,336
Net cash used in investing activities	(782)	(1,131)
Net cash provided by (used in) financing activities	70	(2,531)
Cash and cash equivalents (end of period)	$55,937	$48,052
        Cash flow analysis:
          Net cash provided by operating activities for the nine months ended September 30, 2009 was $4.7 million, a decrease of $2.7 million when compared to the same period last year. Throughout both periods, our cash flows from operations were derived principally from our earnings from on-going operations including non-cash expenses such as depreciation and amortization, deferred income taxes and stock-based compensation and changes in our working capital. The decrease in net cash provided by operating activities for the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily the result of a decrease in net earnings before non-cash expense of $1.8 million offset by normal recurring changes in working capital.
          For the nine months ended September 30, 2009, net cash used in investing activities consisted of $0.8 million of property and equipment. Net cash provided by financing activities consisted of $0.1 million of proceeds from the exercise of options.
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
     Recent accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). We are currently assessing the impact on its consolidated financial position and results of operations.

Item 3. Quantitative and qualitative disclosures about market risk
     Foreign currency risk
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2009 would have resulted in a $0.2 million loss. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Item 4.	Controls and procedures
     Evaluation of disclosure controls and procedures
          Our management evaluated, with the participation of our chief executive officers and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure control and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter we received comments from the SEC on our prior periodic filings. As a result of these comments, we amended certain of our previously filed reports to amend the form of certification and make other technical changes. None of these changes affected the financial statements for any reported or future periods. The review process related to these technical deficiencies has been remediated.
     Changes in internal controls over financial reporting
          There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          In April 2008, a customer brought suit against the Company alleging that the Company failed to deliver contracted-for software. The customer’s claims, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and has brought counterclaims for breach of contract and violation of the duty of good faith and fair dealing. In the third quarter of 2009, the Company amended its claim to include breach of confidentiality and misappropriation of trade secrets. The Company believes the customer’s attempted termination of the contract is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheet as other current liabilities until the matter is resolved. Unless the matter is resolved earlier, the trial date is currently scheduled for the third quarter of 2010.
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
          The implementation of our software products, which is often accompanied by hardware purchases and other capital commitments, involves significant capital expenditure by our customers. Customers may reduce or defer their spending on technology during the current economic downturn. In addition, the weak and uncertain U.S. and global economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could delay our revenue recognition or otherwise adversely impact our business, quarterly or annual operating results and financial condition.
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
          During 2009, we did not make any purchases of our common stock under this program. As of September 30, 2009, $10.0 million remains available under the stock repurchase program.
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

PROS HOLDINGS, INC.
Date: November 9, 2009	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)