Form 10-K
period 2009-12-31
PROS Holdings, Inc.
filed 2010-03-09
CIK 1392972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $155,214,758 as of June 30, 2009 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of March 3, 2010, there were outstanding 25,886,928 shares of common stock, par value $0.001, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2010 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

PROS Holdings, Inc.
Annual Report on Form 10-K

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
          The terms “we,” “us,” and “our” refers to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with the accounting principles generally accepted in the United States of America, or GAAP.
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
          Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this report.
Part I
Item 1. Business
Overview
          We are a leading provider of pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry. In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and margin optimization functionality. We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization solutions. In July 2007, we completed our initial public offering, or IPO, of our common stock in which we sold and issued 5,118,750 shares of common stock and selling stockholders sold an additional 1,706,250 shares of common stock. In addition, in December 2007, we completed a follow on offering of 5,000,000 shares of our common stock in which we sold and issued 65,000 shares of common stock and selling stockholders sold an additional 4,935,000 shares of common stock.
          By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, scientifically segment their customers and markets to optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer. Our Pricing Solution Suite product has a single code base and a single integrated database.

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
          A variety of trends are accelerating the need for better pricing. They include increasingly complex markets and business models as is evidenced through uncertain demand for products and services and volatile costs, greater sophistication of purchasers, proliferation of pricing entities and competitive alternatives, growing quantities of enterprise data and diminishing returns from traditional enterprise applications. One element contributing to pricing problems is the limited visibility into effective prices and margins at the time of quote. After accounting for discounts, promotions, rebates and allowances, a transaction’s profitability is significantly impacted. In addition, a lack of uniform pricing and goals, an unscientific, ad-hoc approach to pricing and a lack of complete, relevant and timely data further add to the pricing problems that we believe most companies in our target industries face. We believe most companies in our target industries have yet to develop or systematically implement pricing technology solutions that can best meet business goals and generate optimal prices.
          We believe the market for pricing and margin optimization software is a large and rapidly growing opportunity that spans most major industries. We are a leading provider of pricing and revenue optimization solutions and we implement and support our products on a global basis across multiple industries and in complex and changing information technology and business environments.
Our solution
          Our software solutions are not like enterprise resource planning, or ERP, supply chain management, or SCM, and customer relationship management, or CRM, which automate a paper-intensive process or a people-intensive process. The goal of a pricing and margin optimization software implementation for analytics, execution, or optimization is to improve pricing processes in an effort to achieve pricing excellence. Our software products currently operate in some of the largest, most complex and demanding information technology environments.
          Our PROS Pricing Solution Suite is our set of integrated software products that enable enterprises in the manufacturing, distribution, services, hotel and cruise, and airline industries to apply pricing science to determine, analyze and execute optimal pricing strategies. Our software products support pricing decisions through the aggregation and analysis of extensive enterprise application data, transactional data and market information. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer. Our software products have a single code base and a single integrated database.
          Our PROS Pricing Solution Suite provides science-based software solutions that address three areas necessary to implement and execute an effective pricing solution:
•	Scientific analytics. Our scientific analytics software product provides dynamic visibility into pricing data and performance across pricing the different segments of a business including markets, customers, products, distribution channels, divisions, etc. These analytics help companies understand the pocket margin and its components and locate detrimental pricing trends and underperforming segments of their businesses that might otherwise be hard to identify.

•	Pricing execution. Our pricing execution software products (deal optimizer and price optimizer) help companies set and implement pricing policies throughout an enterprise and improve execution through pricing decision and negotiation support. Our software products give our customers the ability to propagate pricing decisions to users or to another enterprise application, such as a CRM or ERP application. Our execution software products allow our customers to strategically manage a large number of prices, which helps to institutionalize pricing best practices and enforce compliance with pricing policies.

•	Pricing optimization. Our pricing optimization software products provide companies with pricing-related predictive analytics in the form of science-based price guidance in order to offer frontline sales representatives easy-to-use guidelines that help them in quoting a profitable price and to optimize their pricing decision-making. Using market and company data, our optimization software products enable our customers to forecast and determine an optimal price within a given set of objectives, such as maximizing market share, revenue or profit.
Products
        Our software products help our customers improve their business and financial performance through several key benefits, which include:
•	Science-based approach to pricing. Our software products enable our customers to apply advanced pricing science to identify and address their unique and complex pricing challenges. Our software products include a variety of advanced pricing analytics and forecasting and optimization engines that incorporate our pricing expertise and support real-time, high volume, individually priced transactions with accurate pricing information.

•	Improved business insight. Our software products enable our customers to gain insight into their business strategy, segment and product profitability and pricing challenges. As a result, our customers can identify and characterize the relative attractiveness of products, customers, geographies and even individual transactions based on sales volume and overall profitability.

•	Enhanced planning and decision making. Our software products enhance our customers’ ability to process and implement pricing policies in a systematic manner. As a result, they are able to pursue more sophisticated and effective pricing strategies and make more informed pricing decisions. Additionally, our software products help companies implement best practices uniformly throughout an enterprise, from sales to marketing to finance.
          Our PROS Pricing Solution Suite consists of our scientific pricing analytics, pricing execution and pricing optimization software products. The design of our PROS Pricing Solution Suite allows our customers to deploy all of the products at once or to implement our products incrementally. Our scientific analytics software product is the base product that is present in all implementations. Our pricing execution products, price optimizer and deal optimizer, extend the usability of the base analytics product and provide real-time transaction level optimized prices by customer and product. Our pricing optimization products help companies arrive at an optimal price by analyzing the relationships among demand, price and profit margin to provide pricing-related predictive analytics in the form of science-based price guidance in order to offer frontline sales representatives easy-to-use guidelines that help them in quoting a profitable price and to optimize their pricing decision-making. The scientifically determined price guidance can be integrated with existing sales force tools or delivered through the PROS software user interface. By deploying multiple products, our customers can analyze their pricing trends, execute consistent pricing policies, effectively negotiate prices and optimize their prices to support organizational goals.

          Our PROS Pricing Solution Suite uses our PROS database, which includes pricing data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information. Data sources also include our customers’ enterprise applications and external market data sources. Our PROS database uses our internally developed data loaders to import data from these data sources for access by our PROS Pricing Solution Suite. The users of our PROS Pricing Solution Suite include executives, sales and marketing personnel, pricing managers and finance personnel. Significant value is realized by our customers early in the implementation cycle and the return on investment increases with time.
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
Science and research
          We believe that our long-term investment in pricing science differentiates us from our competitors. We are committed to developing high value science-based pricing and margin optimization software products as is evident by our continued investment in research and development. Research and development spending was 29% of total revenue for the year ended December 31, 2009.
          We employ scientists, many of which are PhDs, and all of whom are engaged to the advancement of pricing and margin optimization technology and its implementation in our software products. These scientists have specialties including but not limited to operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, and our product development, sales and marketing, and professional services staff, to keep our science efforts relevant to real-world demands.
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
Customers
          We provide our software products to customers in the manufacturing, distribution, services, hotel and cruise, and airline industries. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations. Approximately 59%, 54%, and 63% of our total revenue came from customers outside the United States for the years ended December 31, 2009, 2008 and 2007, respectively. Our business, financial condition and results of operations could be adversely impacted by currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdiction in which we operate. For additional geographic information with respect to our customers, see Note 11 of the Notes to the Consolidated Financial Statements. In 2009, 2008 and 2007, we had no single customer that accounted for 10% or more of revenue.
Backlog
          Our backlog is derived from agreements that we believe to be firm commitments to provide software products and related implementation and maintenance services in the future. Our backlog varies significantly period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers. We do not recognize license and implementation revenue upon signing a new contract with a customer; and we do not seek to accelerate our sales processes around any reporting period.
          Our backlog is also significantly based on estimates and judgments that we make regarding total contract values, requisite man-days to complete engagements and the value and number of man-days worked or expected to be worked in any particular period. For example, we could have agreements that include refund, delay or termination for convenience provisions, and we exercise judgment over the extent to which, if any, to include these agreements in our backlog. However, based on our history of successfully implementing our software products and we generally include the full estimated value of these agreements in backlog.
          We make significant estimates and judgments regarding maintenance renewals and changes to existing maintenance agreements. Backlog includes committed maintenance amounts and amounts payable to us under maintenance agreements that we reasonably expect to renew. For example, we include annualized monthly maintenance revenue reduced by our historical average maintenance non-renewal rate in backlog.
          We compute our backlog as of a specific date, and we update our backlog to reflect changes in our estimates and judgments or subsequent additions, delays, terminations or reductions in our agreements. We also have agreements denominated in foreign currencies, and variation in currency exchange rates can influence our calculation of backlog. We compute backlog using then-existing currency exchange rates and update backlog to reflect changes in these rates.
          For these and other reasons, we do not believe that backlog is a meaningful indicator of future revenue to be recognized in any particular period, and there can be no assurance that our backlog at any point in time will translate into revenue in any subsequent period.

          We had backlog of $84.3 million as of December 31, 2009 as compared to backlog of $83.6 million as of December 31, 2008. The portion of our backlog as of December 31, 2009 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be $33.0 million.
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
Intellectual property
          Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patents, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. As of the date of this filing, we also have 3 issued U.S. patents and 6 pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection.
Research and development
          Our research and development program involves enhancing existing products to add new functionality and creating new products to meet other market demands. Our research and development expenses include costs associated with our product management, product development and science and research groups. Our research and development expenses were $20.1 million, $20.3 million and $16.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Employees
          As of December 31, 2009, we had 400 full-time personnel which include 354 employees and 46 independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.
Where you can find additional information
          Our website address is www.prospricing.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, you may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at the public reference room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including our registration statement, will also be available to you on the web site maintained by the SEC at http://www.sec.gov. No information on our website is incorporated by reference herein.
Annual CEO Certification
          Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted to the New York Stock Exchange an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards on June 5, 2009.
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
          We are a global company with customers around the world. As widely reported, global financial markets have experienced extreme disruption, including, among other things, extreme volatility in security prices, limited ability to raise capital in public and private financial markets, severely diminished liquidity, credit unavailability and company rating downgrades. These conditions have a negative impact on our prospects’ and customers’ ability to raise capital and operate their businesses.
          The implementation of our software products, which is often accompanied by third party hardware purchases and other capital commitments, involves significant capital expenditure by our customers. Customers may reduce or defer their spending on technology. In addition, the weak and uncertain U.S. and global economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could delay our revenue recognition or otherwise adversely impact our business, quarterly or annual operating results and financial condition.
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
     A significant or prolonged economic downturn in industries in which we focus, may result in our customers or prospects reducing or postponing spending on the products we offer.
          There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may change their purchasing strategy, including increased negotiation of price or deciding to license one product rather than multiple products. Customers could also terminate or delay their implementations or maintenance contracts. The loss of, or any significant decline in business from, one or more of our customers likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity, customers’ ability to complete implementation and future operating results.
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
          Maintenance and support agreements are typically for a term of one to two years. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 36%, 29% and 30% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.
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
          Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the year ended December 31, 2009, 2008, and 2007, approximately 59%, 54% and 63% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our products. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:
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
          We do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors seeking cash dividends should not purchase our common stock.

Item 1B. Unresolved staff comments
          None.
Item 2. Properties
          We lease approximately 73,200 square feet of office space for our headquarters in Houston, Texas. This lease expires in July 2011. In July 2009, we began leasing approximately 3,300 square feet of office space in Austin, Texas. This lease expires June 2011. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
          In April 2008, a customer brought suit against us alleging that we failed to deliver contracted-for software. The customer’s claims, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, we filed an answer and have brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. We believe the customer’s attempted termination of the contract is wrongful, and we are vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel are devoting significant time to this matter. Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. We had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the consolidated balance sheets as other current liabilities. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011.
          Based on our review of the latest information available, we do not believe any liability, in connection with current contract and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material effect on our consolidated financial statements.
Item 4. Submission of matters to a vote of security holders
          No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

Part II
Item 5. Market for registrant’s common equity, related stockholders matters and issuer purchases of equity securities
Market information and dividends
          Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “PRO”. The following table sets forth the high and low prices for shares of our common stock, as reported by the NYSE for the periods indicated.

	Price Range of
	Common Stock
	Low	High
For the year ended December 31, 2008

First Quarter	$10.40	$15.51
Second Quarter	$9.53	$13.50
Third Quarter	$6.50	$12.45
Fourth Quarter	$3.13	$9.40

For the year ended December 31, 2009

First Quarter	$3.03	$7.10
Second Quarter	$3.96	$8.89
Third Quarter	$6.70	$8.55
Fourth Quarter	$7.22	$10.64
          On March 3, 2010 there were 104 stockholders of record of our common stock. On March 29, 2007, we paid a one-time cash dividend on our common stock of $2.00 per share, totaling $41.3 million. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance graph
          The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
          The graph below presents the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the NASDAQ Computer Index for the period commencing on June 28, 2007, the date of our initial public offering, and ending December 31, 2009. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)	The graph assumes that $100 was invested on June 28, 2007, in our common stock (at the closing price on the date of our initial public offering), the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	6/28/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
PRO	$100.00	$101.95	$92.14	$149.77	$95.80	$85.73	$71.68	$43.89	$35.50	$61.98	$64.27	$79.01
S&P 500	$100.00	$99.84	$101.56	$97.67	$87.98	$85.14	$77.48	$60.08	$53.07	$61.15	$70.31	$74.17
NASDAQ Computer Index	$100.00	$99.51	$105.33	$111.31	$88.88	$93.22	$78.74	$59.34	$62.20	$77.17	$90.17	$101.37
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
          During 2009, we did not make any purchases of our common stock under this program. As of December 31, 2009, $10.0 million remains available under the stock repurchase program.

Equity Compensation Plan Information
          The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance. For additional information on our equity compensation plans, see Note 8 of the Notes to the Consolidated Financial Statements.

	I	II	III
Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted-average	under plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	listed in Column (I))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	3,687,527	8.52	35,857

Total	3,687,527	$8.52	35,857
          Our 2007 equity incentive plan, adopted in March 2007, provides a formula for automatic increases in the number of securities available for issuance under such plan. The maximum aggregate number of securities that may be issued under the 2007 equity incentive plan cumulatively increases by a number of shares equal to the lesser of (i) 3.5% of the number of securities issued and outstanding on the immediately preceding December 31, (ii) Nine Hundred Thousand (900,000) shares and (iii) an amount determined by our Board.
Item 6. Selected financial data
          The following selected consolidated financial data presented under the captions Selected Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2009 are derived from the Consolidated Financial Statements of PROS Holdings, Inc. The selected consolidated financial data set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and result of operations” and our consolidated financial statements and the related notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected consolidated statement of operations data:
Total revenue	$68,783	$75,588	$62,079	$46,027	$35,130
Gross profit	50,138	56,336	44,135	30,422	21,749
Income from operations	7,367	13,933	11,006	6,829	3,339
Net income	5,516	10,757	10,517	7,025	3,440
Accretion of preferred stock	—	—	(82)	(460)	(852)
Net earnings attributable to common stockholders	$5,516	$10,757	$10,435	$6,565	$2,587

Net earnings attributable to common stockholders per share:
Basic	$0.21	$0.41	$0.45	$0.33	$0.19
Diluted	$0.21	$0.40	$0.45	$0.32	$0.16

Weighted average number of shares:
Basic	25,711	26,121	23,026	19,649	13,891
Diluted	26,431	26,569	23,434	20,604	20,012

	December 31,
	2009	2008	2007	2006	2005
Selected consolidated balance sheet data:
Cash and cash equivalents	$62,449	$51,979	$44,378	$42,540	$38,490
Working capital	50,755	41,741	33,917	27,575	27,079
Total assets	85,329	76,967	68,980	63,046	50,290
Redeemable preferred stock	—	—	—	17,283	25,269
Total stockholders’ equity	$55,039	$43,752	$33,688	$10,677	$4,044

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
          We recorded revenue of $68.8 million, $75.6 million and $62.1 million for the years ended December 31, 2009, 2008, and 2007, respectively, and have achieved eleven consecutive years of profitability. Approximately 59%, 54% and 63% of our total revenue came from customers outside the United States for the years ended December 31, 2009, 2008, and 2007, respectively.
          Generally, we recognize a substantial majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software. Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products. As a result of our revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years.
          Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. We do not recognize license and implementation revenue upon signing a new contract with a customer. Our revenue recognition only begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except, typically, to the extent we provide implementation services during the period.
Background
          We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry. In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and margin optimization functionality. We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization solutions. Our efforts toward diversification of products and customers intensified following September 11, 2001 as a result of the ensuing challenges faced by many airlines following those events. Despite the events of September 11, 2001 and the resulting decline in our revenue, we remained profitable as we sought additional ways to grow our business, and we have had eleven consecutive years of profitability.

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
Trends and uncertainties
          We have noted trends and uncertainties that we believe are significant to understand our financial results and condition.
•	Difficult economic conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. The world economies were in a recession for the past year. Prior to the recession, the market demand for our software products had been increasing over the past several years; however, the current economy continues to be challenging which may have a negative impact on the adoption of pricing and margin optimization software. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which a slowdown in technology investment will effect our business.

•	Variability in revenue among industries and geography. Historically a substantial portion of our revenue has come from the airline industry. However, as we began to diversify our product offering, we saw our revenue growth driven by increases in sales to non-airline industry customers in manufacturing, distribution, services and hotel and cruise. From a geographical standpoint, we have diversification in revenue with 59% of revenue in 2009 outside the United States. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.

•	Research and experimentation tax credit. At the end of 2009, Congress recessed without reinstating the Research & Experimentation, or R&E, tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record Federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits that may benefit us, if any.
Discussion of consolidated financial information
     Revenue:
          We derive our revenue from license fees, implementation services and maintenance and support services. Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We consider our implementation services essential to our customers’ usability of our licensed software products, and therefore, we recognize revenue from perpetual software license and implementation services together as the services are performed provided other revenue recognition criteria have been met. For certain arrangements, we engage an independent contractor to assist in the implementation of our software products. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.
          License and implementation revenue. We derive the majority of our license and implementation revenue from the sale of perpetual licenses for our software products and related implementation services. Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed using the percentage-of-completion accounting method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 5.5%, 4.2% and 5.2%, of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.
          Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services for our software products. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. Maintenance and support renewals by customers continues to be greater than 90%.
          Software license and implementation revenue that has been recognized, but for which the Company has not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before the software license, implementation and maintenance and support revenue has been recognized is recorded as deferred revenue in the accompanying Consolidated Balance Sheets.
     Revenue distribution
          Our revenue is geographically dispersed as we sell our solutions to a global customer base. We do not believe there are significant trends or uncertainties among our customers based on geography, and the percentages of revenue among geographic areas fluctuate from year to year. The substantial majority of our customer arrangements are denominated in U.S. dollars. We believe that we are geographically diversified. For the year ended December 31, 2009, 41% of our revenue was from the United States.
     Cost of revenue
          Cost of license and implementation revenue. Cost of license and implementation revenue includes those costs related to the implementation of our solutions. Cost of license and implementation revenue consists of (a) compensation and benefits related to personnel and contractors providing professional services, (b) billable and non-billable travel, lodging and other out-of-pocket expenses and (c) facilities and other overhead costs. License and implementation costs may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our products.
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

     Income taxes
          We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2009, our deferred tax assets consisted primarily of temporary differences related to the deferral of compensation deductions for federal income tax purposes and the deferral of revenue on certain contracts for financial reporting purposes. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
          Our effective tax rates were 27%, 28% and 11% for the years ended December 31, 2009, 2008 and 2007, respectively. In the third quarter of 2007, we recognized a tax benefit of $1.1 million upon the reversal of a valuation allowance previously recorded against the deferred tax asset on our R&E, tax credit carryforwards. This reversal was the result of our determination during the third quarter that it was more likely than not that our R&E tax credit carryforwards would be utilized. Without this reversal, our effective tax rate would have been 20%.
          Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. However, at the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record Federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits that may benefit us, if any.
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
     Revenue recognition
          License and implementation. We consider our implementation services essential to our customers’ usability of our licensed software products, and therefore, we recognize revenue from perpetual software licenses and implementation services together as the services are performed provided other revenue recognition criteria have been met. Generally, we do so using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products. The period over which we recognize license and implementation revenue depends on the number of licensed software products and the scope and complexity of the implementation requirements. Our revenue recognition period for an arrangement generally ranges from six months to several years. For certain arrangements, we engage an independent contractor to assist in the implementation of our software products. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 5.5%, 4.2% and 5.2% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.
          Maintenance and support. Maintenance and support revenue includes post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Once an implementation is completed and other revenue recognition criteria have been met, maintenance and support revenue is recognized ratably over the term of the maintenance and support arrangement.
     Allowance for doubtful accounts
          In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices. To do so, we make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. We also analyze accounts receivable and historical bad debt experience, customer creditworthiness, changes in our customer payment history and industry concentration on an aggregate basis when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.
     Share-based compensation
          We have two share-based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. To date, we have granted stock options and restricted stock units.
          Stock options. The fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. For stock options granted in 2008 and 2007, we used the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends. We estimated volatility using historical volatilities of similar public companies given our limited public stock price history as of the date of grant.
          We evaluate the assumptions used to value our stock option awards as we issue options. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees.
          Restricted stock units. The fair value of the restricted stock units is based on the closing price of our stock on the date of grant and is amortized over the vesting period.

          At December 31, 2009, we had $11.6 million of total unrecognized compensation costs related to share-based compensation arrangements for stock options and restricted stock units granted. These costs will be recognized over a weighted-average period of 1.8 years.
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
          We account for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification, or ASC, issued by FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted this guidance on January 1, 2007. Please see Note 9 to the Consolidated Financial Statements for more information.
          Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record Federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits that may benefit us, if any.
Results of operations
     Comparison of year ended December 31, 2009 with year ended December 31, 2008
          Revenue:

	Year Ended December 31,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$43,684	64%	$53,923	71%	$(10,239)	(19)%
Maintenance and support	25,099	36%	21,665	29%	3,434	16%

Total	$68,783	100%	$75,588	100%	$(6,805)	(9)%

          License and implementation. License and implementation revenue decreased $10.2 million to $43.7 million for the year ended December 31, 2009 from $53.9 million for the year ended December 31, 2008, representing a 19% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. For 2009, the number of implementations for which services were provided during the period remained relatively unchanged compared to 2008. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. The decrease in license and implementation revenue was attributed to a decrease of 11% in license and implementation revenue recognized per man-day as a result of several projects during 2009 in which the value of the contracts was lower in relationship to the number of man-days needed to implement than in 2008 and a 9% decrease in the number of man-days that generated revenue.
          Maintenance and support. Maintenance and support revenue increased $3.4 million to $25.1 million for the year ended December 31, 2009 from $21.7 million for the year ended December 31, 2008, representing a 16% increase. The increase was a result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue partially offset by $0.6 million of temporary reductions.

          Cost of revenue and gross profit:

	Year Ended December 31,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$13,893	32%	$14,894	28%	$(1,001)	(7)%
Cost of maintenance and support	4,752	19%	4,358	20%	394	9%

Total cost of revenue	$18,645	27%	$19,252	25%	$(607)	(3)%

Gross profit	$50,138	73%	$56,336	75%	$(6,198)	(11)%

          Cost of license and implementation. Cost of license and implementation revenue decreased $1.0 million to $13.9 million for the year ended December 31, 2009 from $14.9 million for the year ended December 31, 2008, representing a 7% decrease. The decrease in cost of license and implementation revenue is attributable to a $0.6 million decrease in amortized costs related to a limited number of contracts, a decrease of $0.3 million in personnel costs, a $0.2 million beneficial change in foreign currency exchange and a decrease of $0.2 million in travel and other expenses. These decreases were partially offset by a $0.3 million increase in share-based compensation expenses. Due primarily to lower license and implementation revenue of $10.2 million partially offset by a $1.0 million reduction of license and implementation costs for the year ended December 31, 2009, license and implementation gross margins were 68% for the year ended December 31, 2009 as compared to 72% for the year ended December 31, 2008. License and implementation gross margins vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts for which implementation services were provided during the period.
          Cost of maintenance and support. Cost of maintenance and support revenue increased $0.4 million to $4.8 million for the year ended December 31, 2009 from $4.4 million for the year ended December 31, 2008, representing a 9% increase. The increase in cost of maintenance and support is primarily attributable to the increased levels of effort required to support our higher installed customer base. Maintenance and support gross margins were 81% for the year ended December 31, 2009 compared to 80% for the year ended December 31, 2008.
          Gross profit. Gross profit decreased $6.2 million to $50.1 million for the year ended December 31, 2009 from $56.3 million for the year ended December 31, 2008, representing an 11% decrease. The decrease in our overall gross profit was attributable to the decrease in overall revenue and a decrease in our license and implementation gross margins.
          Operating expenses:

	Year Ended December 31,
	2009		2008
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$22,635	33%	$22,094	29%	$541	2%
Research and development	20,136	29%	20,309	27%	(173)	(1)%

Total operating expenses	$42,771	62%	$42,403	56%	$368	1%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $22.6 million for the year ended December 31, 2009 from $22.1 million for the year ended December 31, 2008, representing a 2% increase. The increase is primarily attributable to an increase in sales personnel and related expenses of $1.2 million and an increase of $0.8 million of share-based compensation expense. These increases were partially offset by a change of $0.9 million in bad debt expense as a result of a decrease in our allowance for doubtful accounts in 2009 of $0.6 million and an increase in our allowance for doubtful accounts of $0.3 million in 2008. In addition, these increases were partially offset by a decrease of $0.5 million in general and administrative expenses related to professional fees and a decrease of $0.2 million in marketing expenses related to lower conference expenses.
          Research and development expenses. Research and development expenses decreased $0.2 million to $20.1 million for the year ended December 31, 2009 from $20.3 million for the year ended December 31, 2008, representing a 1% decrease. The decrease in research and development expenses is attributable a decrease of $0.8 million resulting from research and development personnel with specific technical expertise assisting with implementation tasks during 2009. Although we don’t consider this a trend, we may choose to use technical personnel on implementation tasks on future projects. In addition, there was a decrease of $0.6 million in travel expense and other expenses. These decreases were partially offset by an increase of $0.9 million of personnel expenses as a result of an increase in research and development personnel in 2009 and an increase of $0.4 million of share-based compensation expense resulting from the granting of restricted stock units and stock options.
          Other income (expense):

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Interest income	$196	$1,112	$(916)	(82)%

Other income	$196	$1,112	$(916)	(82)%

          Interest income. Interest income decreased $0.9 million from $1.1 million for the year ended December 31, 2008 to $0.2 million for the year ended December 31, 2009, representing an 82% decrease. The decrease was the result of lower interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investments of cash balances in short-term interest bearing obligations with original maturities less than 90 days.
          Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	27%	28%	n/a	1%
Income tax provision	$2,047	$4,288	$(2,241)	(52)%
          Income tax provision. Our income tax provision decreased $2.2 million from $4.3 million for the year ended December 31, 2008 to $2.0 million for the year ended December 31, 2009, representing a 52% decrease. The effective tax rate was 27% and 28% for the year ended December 31, 2009 and 2008, respectively. The income tax provision of $2.0 million for the year ended December 31, 2009 was primarily the result of a decrease of $7.5 million in pre-tax income compared to the year ended December 31, 2008.
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

          License and implementation. License and implementation revenue increased $10.8 million to $53.9 million for the year ended December 31, 2008 from $43.2 million for the year ended December 31, 2007, representing a 25% increase. Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. For 2008, the number of implementations for which services were provided during the period increased 19% compared to 2007. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. The increase in license and implementation revenue was attributed to an increase of 29% in license and implementation revenue recognized per man-day as a result of several projects during 2008 in which the value of the contracts was higher in relationship to the number of man-days needed to implement than in 2007 and a 3% decrease in the number of man-days that generated revenue.
          Maintenance and support. Maintenance and support revenue increased $2.7 million to $21.7 million for the year ended December 31, 2008 from $18.9 million for the year ended December 31, 2007, representing a 15% increase. The increase was the result of the completion of a number of implementations of our software products following which we are able to begin recognizing maintenance and support revenue.

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

          Cost of license and implementation. Cost of license and implementation increased $1.7 million to $14.9 million for the year ended December 31, 2008 from $13.2 million for the year ended December 31, 2007, representing a 13% increase. The increase in cost of license and implementation is attributable to an increase of $0.8 million in amortized costs related to certain contracts, an increase of $0.4 million in share-based compensation expenses, an increase of $0.3 million from a foreign currency loss resulting from currency exchange, and an increase of $0.3 million in travel expense offset by a decrease of $0.1 million of personnel resources required to implement our software products. License and implementation gross margins increased from 69% to 72% for the year ended December 31, 2008 primarily due to an increase in license and implementation revenue and improvements in our implementation processes and the standardization of software products. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support decreased by $0.4 million to $4.4 million for the year ended December 31, 2008 from $4.7 million for the year ended December 31, 2007, representing an 8% decrease. The decrease in cost of maintenance and support is primarily attributed to a decrease of $0.3 million as a result of a reduction in resources associated with specific maintenance projects. Maintenance and support margins increased from 75% to 80% for the year ended December 31, 2008 due to an increase in maintenance and support revenue as a result of the completion of a number of implementations of our software products as well as a decrease in cost of maintenance and support resulting from the reduced resources required to provide support during the period.
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

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.8 million to $22.1 million for the year ended December 31, 2008 from $16.3 million for the year ended December 31, 2007, representing a 36% increase. The increase in selling, general and administrative expenses is primarily attributable to an increase of $1.9 million in personnel expenses principally as a result of an increase in selling and marketing personnel, an increase of $1.3 million in share-based compensation expenses, an increase of $1.0 million in travel expense associated with sales activities, an increase of $0.9 million in professional fees, directors and officer insurance and directors fees associated with being a publicly traded company and $0.4 million of marketing expenses.
          Research and development expenses. Research and development expenses increased $3.5 million to $20.3 million for the year ended December 31, 2008 from $16.8 million for the year ended December 31, 2007, representing a 21% increase. The increase in research and development expenses is attributable to an increase of $2.6 million in personnel expenses resulting from an increase in our products and product management activities and $0.7 in share-based compensation expenses.

          Other income (expense):

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Variance $	Variance %
Interest income	$1,112	$1,623	$(511)	(31)%
Interest expense	—	(869)	869	(100)%

Other income (expense), net	$1,112	$754	$358	47%

          Interest income. Interest income decreased $0.5 million to $1.1 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007, representing a 31% decrease. The decrease was the result of lower interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investments of cash balances in short term interest bearing obligations with original maturities less than 90 days.
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
          Income tax provision. Our income tax provision increased $3.0 million to $4.3 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007. Included in our income tax provision of $1.2 million for the year ended December 31, 2007 is a benefit of $1.1 million due to the reversal of a valuation allowance previously recorded against the deferred tax asset on our R&E tax credit carryforwards. The reversal is the result of our conclusion that it is more likely than not that our R&E tax credit carryforwards would be utilized. The income tax provision of $4.3 million for the year ended December 31, 2008 was the result of an increase of $3.3 million in pre-tax income compared to the year ended December 31, 2007. The reversal of the valuation allowance in 2007 was the result of our conclusion that it is more likely than not that the associated deferred tax asset would be realized.
Liquidity and capital resources:
          At December 31, 2009, we had $62.4 million of cash and cash equivalents and $50.8 million of working capital as compared to $52.0 million of cash and cash equivalents and $41.7 million of working capital at December 31, 2008. Our principal source of liquidity is our net cash flows provided by operating activities. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services.
          Our working capital was $50.8 million at December 31, 2009 compared to $41.7 million at December 31, 2008, an increase of $9.1 million, or 22%. The increase in working capital was principally attributable to an increase in our cash balances of $10.5 million and partially offset by a decrease of $4.5 million in accounts receivable balances. In addition to the increase in current assets, there was a decrease in short term deferred revenue of $2.2 million.
          Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

          The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Net cash provided by operating activities	$11,463	$13,823	$10,024
Net cash used in investing activities	(1,111)	(1,208)	(1,678)
Net cash provided by (used in) financing activities	118	(5,014)	(6,508)
Cash and cash equivalents (end of period)	$62,449	$51,979	$44,378
     Cash flow analysis:
          Our operating activities provided net cash of $11.5 million for the year ended December 31, 2009. Net cash provided from operations is primarily attributable to net income, adjusted for non-cash charges totaling approximately $4.8 million. Increased milestone billings and strong cash collections in 2009 provided cash from operations of approximately $6.6 million, offset partially by an increase in deferred tax assets and prepaid expenses. Uses of cash from investing activities for the year ended December 31, 2009 consisted of $1.1 million of purchases of property and equipment. Net sources of cash from financing activities consisted of $0.1 million from the exercise of stock options.
          Our operating activities provided net cash of $13.8 million in 2008, due mainly to net income, adjusted for non-cash charges, and a decrease in prepaid expenses, offset partly increases in unbilled receivables, deferred tax assets and accounts receivable. Uses of cash from investing activities for the year ended December 31, 2008 consisted of $1.2 million of purchases of property and equipment. Net uses of cash from financing activities consisted of (a) $5.0 million as a result of the stock repurchase program and (b) $0.3 million of costs associated with the secondary offering. Sources of cash from financing activities consisted of $0.3 million from the exercise of options.
          Our operating activities provided net cash of $10.0 million in 2007, due mainly to net income, adjusted for non-cash charges, provision for doubtful accounts, and non-cash expense of deferred financing costs, offset partly by deferred tax assets, unbilled receivables, and prepaid expenses and other. Uses of cash from investing activities for the year ended December 31, 2007 consisted of $1.7 million of purchases of property and equipment. Our cash outflows from financing activities consist primarily of the redemption of preferred stock, one-time cash dividend payments, and initial public offering costs, while cash inflows from financing activities consist primarily of proceeds received from our initial public offering and follow on offering. In 2007, our financing activities used net cash of $6.5 million, due mainly to the redemption of preferred stock and cash dividend payments, offset by proceeds received from our initial public offering and follow on offering.
     Stock repurchases
          On August 25, 2008, we announced our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the year ended December 31, 2009. During the year ended December 31, 2008, we purchased 570,545 shares for $5.0 million. As of December 31, 2009, $10.0 million remained available in the stock repurchase program. The repurchase of stock if continued will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.”

     Contractual obligations
          The following table sets forth our contractual obligations as of December 31, 2009:

	Payment due by period
	Less than
(Dollars in thousands)	1 year	1 to 3 years	3 to 5 years	Total
Operating leases	$1,282	$746	$—	$2,028

Total contractual obligations	$1,282	$746	$—	$2,028

          Our only significant operating lease obligation relates to our corporate headquarters in Houston, Texas which we lease under a single non-cancelable operating lease agreement. In March 2006, we executed an amendment to the lease that extended the lease term until July 31, 2011. In addition, we lease approximately 3,300 square feet in Austin, Texas. This lease expires June 2011.
     Off-balance sheet arrangements
          We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     Recently issued accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance no longer permits the residual method of allocating arrangement considerations. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). We are currently assessing the impact on its consolidated financial position and results of operations.
Item 7A. Quantitative and qualitative disclosures about market risk
Foreign currency risk
          Historically, some of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2009 would result in a $0.1 million loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.
Item 8. Financial statements and supplementary data
          The response to this section is submitted as a separate section of this Report. See Item 15 (a)(1) and (2).
Item 9. Change in and disagreements with accountants on accounting and financial disclosure
          None.

Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). As described below, our management has identified a material weakness in our internal control over financial reporting. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were not effective (i) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Also, projections of any evaluation of effectiveness to future period are subject to the risk that controls may also become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.
Management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the identification and proper GAAP accounting treatment of certain terms and conditions in our new sales contracts. Specifically, our internal controls over the recognition of revenue were not operating effectively to ensure that certain terms and conditions relevant to new sales contracts were identified and evaluated for accurate revenue recognition. This control deficiency resulted in the recording of an audit adjustment to revenue and deferred revenue in the fourth quarter of 2009. This adjustment was recorded prior to our earnings release on February 11, 2010 and has been reflected in our Form 10-K. We are not restating any prior period financial statements. This control deficiency, if not remediated, could materially affect our revenue and deferred revenue accounts and related disclosures which would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. Our management has determined this control deficiency constitutes a material weakness. Based on this assessment and due to the material weakness described above, management concluded that our internal control over financial reporting were not effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Management’s plan for remediation
Management has developed a remediation plan, which it is in the process of implementing, to address the above-described material weakness and to improve our system of internal control over financial reporting. These measures include:
•	formalize and document the existing contract review by the legal department in which non-standard terms and conditions for each new sales contract are identified;

•	implement a new checklist to enhance the documentation and evaluation of revenue recognition criteria for each new sales contract to provide for more in-depth analysis and ensure appropriate revenue recognition for each contract; and

•	design and implement additional training programs to provide our personnel with an improved level of knowledge of the complexities related to software revenue recognition and the application of GAAP commensurate with their responsibilities and our financial reporting requirements.
Our audit committee has overseen the development of management’s plan and will be monitoring the implementation and timetable for the execution of the above-referenced remedial measures, to the extent not already complete.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
          None.
Part III
Item 10. Directors, executive officers and corporate governance
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders which will be held on June 10, 2010 and is incorporated herein by reference.
Item 11. Executive compensation
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders which will be held on June 10, 2010 and is incorporated herein by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders which will be held on June 10, 2010 and is incorporated herein by reference.
Item 13. Certain relationships, related transactions and director independence
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders which will be held on June 10, 2010 and is incorporated herein by reference.
Item 14. Principal accountant fees and services
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Stockholders which will be held on June 10, 2010 and is incorporated herein by reference.

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

10.9*
Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert E. Winemiller (incorporated by reference to the exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*
Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert E. Winemiller (incorporated by reference to the exhibit 10.11.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*
Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert E. Winemiller (incorporated by reference to the exhibit 10.11.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*
Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Albert E. Winemiller (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*
Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles H. Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*
Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles H. Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.2*
Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles H. Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.3*
Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles H. Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.4*
Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.11*
Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1*
Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

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

23.1#	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002(filed herewith).

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith).

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).

•	Constitutes management contracts or compensatory arrangements

#	Filed with this report.

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

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

Signatures	Title	Date

/s/ Albert E. Winemiller Albert E. Winemiller	President, Chief Executive Officer And Chairman of the Board(Principal Executive Officer)	March 9, 2010

/s/ Charles H. Murphy Charles H. Murphy	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 9, 2010

/s/ Ronald F. Woestemeyer Ronald Woestemeyer	Executive Vice President, Strategic Business Planning and Director	March 9, 2010

/s/ Ellen Keszler	Director	March 9, 2010
Ellen Keszler

/s/ Greg B. Petersen	Director	March 9, 2010
Greg B. Petersen

/s/ William Russell	Director	March 9, 2010
William Russell

/s/ Timothy V. Williams	Director	March 9, 2010
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	March 9, 2010
Mariette M. Woestemeyer

PROS Holdings, Inc.
Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
PROS Holdings, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred stock and stockholders’ equity and cash flows present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to revenue recognition existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2010

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$62,449	$51,979
Accounts and unbilled receivables, net of allowance of $1,300 and $1,900, respectively	12,035	16,552
Prepaid and other current assets	4,143	3,238

Total current assets	78,627	71,769
Property and equipment, net	2,959	2,901
Other long term assets, net	3,743	2,297

Total assets	$85,329	$76,967

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,198	$1,088
Accrued liabilities	3,199	3,293
Accrued payroll and other employee benefits	4,510	4,493
Deferred revenue	14,099	16,288
Other current liabilities	4,866	4,866

Total current liabilities	27,872	30,028
Long-term deferred revenue	2,418	3,187

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,163,508 and 30,095,846 shares issued, respectively, 25,745,923 and 25,678,261 shares outstanding, respectively	30	30
Additional paid-in capital	63,439	57,668
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings (deficit)	5,508	(8)

Total stockholders’ equity	55,039	43,752

Total liabilities and stockholders’ equity	$85,329	$76,967

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
License and implementation	$43,684	$53,923	$43,159
Maintenance and support	25,099	21,665	18,920

Total revenue	68,783	75,588	62,079

Cost of revenue:
License and implementation	13,893	14,894	13,227
Maintenance and support	4,752	4,358	4,717

Total cost of revenue	18,645	19,252	17,944

Gross profit	50,138	56,336	44,135

Operating expenses:
Selling, general and administrative	22,635	22,094	16,292
Research and development	20,136	20,309	16,837

Income from operations	7,367	13,933	11,006
Other income:
Interest income	196	1,112	1,623
Interest expense	—	—	(869)

Income before income tax provision	7,563	15,045	11,760
Income tax provision	2,047	4,288	1,243

Net income	5,516	10,757	10,517

Accretion of preferred stock	—	—	(82)

Net income attributable to common stockholders	$5,516	$10,757	$10,435

Net earnings attributable to common stockholders per share:
Basic	$0.21	$0.41	$0.45
Diluted	$0.21	$0.40	$0.45

Weighted average number of shares:
Basic	25,710,569	26,120,613	23,026,163
Diluted	26,430,817	26,569,074	23,433,981
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$5,516	$10,757	$10,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,283	1,363	1,182
Stock based compensation	5,475	4,021	1,601
Deferred income taxes	(1,563)	(821)	(1,871)
Deferred financing costs	—	—	418
Provision for doubtful accounts	(566)	288	360
Amortization of capitalized costs	203	1,120	1,088
Changes in operating assets and liabilities:
Accounts receivable	4,377	(669)	(183)
Unbilled receivables	1,932	(1,064)	(1,284)
Prepaid expenses and other	(639)	(260)	(1,515)
Accounts payable, accrued liabilities and accrued payroll	(1,597)	(340)	(221)
Deferred revenue	(2,958)	(572)	(68)

Net cash provided by operating activities	11,463	13,823	10,024

Investing activities:
Purchases of property and equipment	(1,111)	(1,208)	(1,678)

Net cash used in investing activities	(1,111)	(1,208)	(1,678)

Financing activities:
Proceeds from long-term debt	—	—	20,000
Payments on long-term debt	—	—	(20,000)
Proceeds from initial public offering, net of underwriters’ costs	—	—	52,365
Dividend on common stock	—	—	(41,328)
Proceeds from follow on offering	—	—	1,028
Redemption of redeemable preferred stock	—	—	(17,365)
Exercise of stock options	118	286	709
Exercise of stock warrants	—	—	410
Initial public offering costs	—	—	(1,793)
Secondary offering costs	—	(300)	(116)
Purchase of treasury stock	—	(5,000)	—
Deferred financing costs	—	—	(418)

Net cash provided by (used in) financing activities	118	(5,014)	(6,508)

Net increase in cash and cash equivalents	10,470	7,601	1,838
Cash and cash equivalents:
Beginning of period	51,979	44,378	42,540

End of period	$62,449	$51,979	$44,378

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$4,407	$4,895	$3,412
Interest	$—	$—	$869
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity
(In thousands, except share data)

	Preferred Stock
	Series A
	Convertible						Additional	Common			Accumulated	Total
	Redeemable		Redeemable		Common Stock		Paid-In	Stock	Treasury Stock		(Deficit)	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Shares	Amount	Earnings	Equity
Balances at December 31, 2006	—	—	2,627,282	17,283	19,733,689	23	7,812	226	3,847,040	(8,938)	11,553	10,676
Exercise of stock options	—	—	—	—	962,050	2	707	—	—	—	—	709
Accretion of redeemable preferred stock	—	—	—	82	—	—	—	—	—	—	(82)	(82)
Redemption of redeemable preferred stock	—	—	(2,627,282)	(17,365)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	200,000	—	636	(226)	—	—	—	410
Follow on offering, net of issuance costs incurred	—	—	—	—	65,000	—	613	—	—	—	—	613
Share-based compensation	—	—	—	—	—	—	1,601	—	—	—	—	1,601
Issuance of common stock in connection with the initial public offering, net of issuance costs incurred	—	—	—	—	5,118,750	5	50,567	—	—	—	—	50,572
Common stock dividend	—	—	—	—	—	—	(8,575)	—	—	—	(32,753)	(41,328)
Net income	—	—	—	—	—	—	—	—	—	—	10,517	10,517

Balance at December 31, 2007	—	—	—	—	26,079,489	30	53,361	—	3,847,040	(8,938)	(10,765)	33,688
Exercise of stock options	—	—	—	—	169,317	—	286	—	—	—	—	286
Share-based compensation	—	—	—	—	—	—	4,021	—	—	—	—	4,021
Stock repurchase program	—	—	—	—	(570,545)	—	—	—	570,545	(5,000)	—	(5,000)
Net income	—	—	—	—	—	—	—	—	—	—	10,757	10,757

Balance at December 31, 2008	—	—	—	—	25,678,261	30	57,668	—	4,417,585	(13,938)	(8)	43,752
Exercise of stock options	—	—	—	—	67,662	—	118	—	—	—	—	118
Tax impact of exercise of non-qualified stock options	—	—	—	—	—	—	178	—	—	—	—	178
Share-based compensation	—	—	—	—	—	—	5,475	—	—	—	—	5,475
Net income	—	—	—	—	—	—	—	—	—	—	5,516	5,516

Balance at December 31, 2009	—	$—	—	$—	25,745,923	$30	$63,439	$—	4,417,585	$(13,938)	$5,508	$55,039

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
     Principles of consolidation and basis of presentation
          The consolidated financial statements include the accounts of PROS Holdings, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
          In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) or (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. The Codification is effective for interim or annual financial periods ending after September 15, 2009. We adopted the Codification in the third quarter of 2009, and its adoption did not impact our consolidated financial statements.
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
     Financial instruments
          The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, approximates their fair values at December 31, 2009 and 2008.
     Prepaid expenses and other assets
          Prepaid expenses and other assets consist primarily of short-term deferred tax assets, deferred project costs and prepaid third-party license fees.
     Property and equipment, net
          Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation on leasehold improvements is recorded using the shorter of the lease term or useful life. When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the Consolidated Statements of Operations in the period of disposal.
     Treasury stock
          The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 7 to the Consolidated Financial Statements.

     Revenue recognition
          The Company derives its revenue from license fees, implementation services and maintenance and support services. Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed and determinable. For certain arrangements, we engage an independent contractor to assist in the implementation of our software products. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.
          Our customer arrangements typically contain multiple elements that include software licenses, implementation services and post-implementation maintenance and support. The Company allocates revenue using the residual value method based on vendor-specific evidence of fair value (“VSOE”) of the undelivered elements. For multiple element arrangements containing both license and implementation and maintenance and support, maintenance and support has VSOE based on specific renewal pricing contained therein and is recognized ratably over the period in which the maintenance services are provided. Generally, the Company does not have VSOE for other elements within a contract.
          The Company’s software license arrangements typically include implementation services that are considered essential to the customer’s usability of the licensed software products and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.
          The Company also licenses software products under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the term license, there is no renewal rate and therefore, there is no VSOE of fair value for the maintenance. For term license agreements, revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 5.5%, 4.2% and 5.2% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.
          Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided.
          Software license and implementation revenue that has been recognized, but for which the Company has not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying Consolidated Balance Sheets.
     Foreign currency
          The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in license and implementation cost of revenue included in the accompanying Consolidated Statements of Operations.
     Research and development
          Research and development costs are expensed as incurred. They include salaries and human resources costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new products and upgrading and enhancing existing products.

     Impairment of long-lived assets
          Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company has not recorded any impairment charges in any of the years ended December 31, 2009, 2008 and 2007.
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
     Share-based compensation
          The Company has two share-based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The Company’s 1999 equity incentive plan (“1999 plan”) was terminated in March 2007 for purposes of granting any future equity awards. The Company’s 2007 equity incentive plan (“2007 plan”) was adopted in March 2007. The Company may provide share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. To date, the Company has only granted stock options and restricted stock units.
          Stock options. The fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company did not grant stock options during 2009. For stock options granted in 2008 and 2007, the Company used the Black-Scholes option pricing model to estimate the fair value of its share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends. The Company estimate volatility using historical volatilities of similar public companies, given the Company’s limited public stock price history as of the date of the grant.
          The Company evaluates the assumptions used to value our stock option awards as options are issued. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards to employees.
          Restricted stock units. The fair value of the restricted stock units is based on the closing price of our stock on the date of grant and is amortized over the vesting period.
          At December 31, 2009, there were an estimated $11.6 million of total unrecognized compensation costs related to share-based compensation arrangements for options and restricted stock units granted. These costs will be recognized over a weighted average period of 1.8 years. For further discussion of the Company’s share-based compensation plans, see Note 8 to the Consolidated Financial Statements.
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
          We account for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the Income Tax Topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted this guidance on January 1, 2007. For additional information regarding the Company’s income taxes, see Note 9 to the Consolidated Financial Statements.
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
     Recent accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance no longer permits the residual method of allocating arrangement considerations. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company is currently assessing the impact on its consolidated financial position and results of operations.
2. Accounts receivable and contracts in progress
          Accounts receivable at December 31, 2009 and 2008, consist of the following:

	December 31,
	2009	2008
Accounts receivable	$11,112	$14,297
Unbilled receivables	2,223	4,155

Total receivables	13,335	18,452
Less: allowance for doubtful accounts	(1,300)	(1,900)

Accounts receivable, net	$12,035	$16,552

          The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, totaled approximately ($0.6) million, $0.3 million and $0.4 million, respectively.

          Activity related to contracts in progress at December 31, 2009 and 2008, is summarized as follows:

	December 31,
	2009	2008
Costs and estimated earnings recognized to date	$67,549	$79,436
Progress billings to date	(81,843)	(94,756)

Total	$(14,294)	$(15,320)

          The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.
          These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008, as follows:

	December 31,
	2009	2008
Unbilled receivables	$2,223	$4,155
Deferred revenue	(16,517)	(19,475)

Total	$(14,294)	$(15,320)

          At December 31, 2009 and 2008, the Company had approximately $4.5 million and $3.7 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue.
3. Earnings per share
          The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2009	2008	2007
Numerator:
Net income attributable to common stockholders	$5,516	$10,757	$10,435

Denominator:
Weighted average shares (basic)	25,711	26,121	23,026
Dilutive effect of stock options and restricted stock units	720	448	408

Weighted average shares (diluted)	26,431	26,569	23,434
Basic earnings per share	$0.21	$0.41	$0.45
Diluted earnings per share	$0.21	$0.40	$0.45
          Approximately 2,376,417, 1,297,916 and 652,500 of potential common shares have not been considered in the diluted earnings per calculation for the years ended December 31, 2009, 2008 and 2007 as the effect would be anti-dilutive.
4. Property and equipment, net

          Property and equipment, net as of December 31, 2009 and 2008 consist of the following:

	Estimated	December 31,
	useful life	2009	2008
Furniture and fixtures	7-10 years	$1,909	$1,947
Computers and equipment	3-10 years	7,560	6,639
Software	2-5 years	1,720	1,688
Leasehold improvements	Shorter of lease term or useful life	1,038	1,038
Less: accumulated depreciation		(9,268)	(8,411)

Property and equipment, net		$2,959	$2,901

          Depreciation was $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company disposed of approximately $0.4 million, $1.0 million and $0.7 million, respectively, of fully depreciated assets. As of December 31, 2009 and 2008, the Company had approximately $6.0 million and $5.8 million, respectively, of fully depreciated assets in use.
5. Fair value measurements
          The Company adopted fair value measurements guidance for financial and non financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
          The guidance defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
          At December 31, 2009, the Company had $45.4 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. At December 31, 2008, the Company had $27.8 million invested in diversified money market funds and $22.6 million invested in treasury money market fund. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the treasury money market funds and diversified money market funds are defined as Level 1 in the fair value hierarchy.
6. Debt
          On March 23, 2007, the Company entered into a $28.0 million credit facility with a commercial bank, consisting of a $20.0 million term loan and an $8.0 million line of credit. The term loan required repayment of principal of $50,000 plus interest every three months for five years, with all unpaid principal due on March 23, 2012. On July 3, 2007, the Company used $20.1 million of proceeds from its initial public offering to retire the remaining $20.0 million principal balance of the credit facility and related accrued interest totaling $0.1 million. In addition, on July 3, 2007, the Company terminated the credit facility. In connection with the payoff and termination of the credit facility on July 3, 2007, financing fees in the amount of $0.4 million, were expensed in the third quarter of 2007.

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
     Common stock warrants
          In December 1998, the Company granted warrants to purchase 100,000 shares of common stock (the “Warrants”) to each of the Company’s two founders. In October 2007, the Company’s two founders exercised warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at a price of $2.05 per share.
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

          The Company did not repurchase any shares under this plan for the year ended December 31, 2009. For the year ended December 31, 2008, the Company repurchased 570,545 shares under this plan with an average price per share of $8.74. The Company accounts for the purchase of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $5.0 million as of December 31, 2008. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2009.
8. Share-based compensation
     Employee share-based compensation plans:
          The Company has two share-based compensation plans; the 1999 plan and the 2007 plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.
          The Company issues or has issued two types of stock awards under these two plans: stock options and restricted stock units. The following table presents the number of awards outstanding for each award type as of December 31, 2009 and 2008.

	For the Year Ended December 31,
Award type	2009	2008
Stock option	2,356	2,537
Restricted stock unit	1,332	350
          1999 plan. The Company’s 1999 plan authorized the Company to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 99,610 shares of the Company’s common stock under this plan on December 31, 2009. None of these options were held by the Company’s executive officers.
          2007 plan. The Company’s 2007 plan was adopted in March 2007. The purpose of the 2007 plan is to promote the Company’s long-term growth and profitability. The 2007 plan is intended to make available incentives that will help the Company to attract, retain and reward employees whose contributions are essential to its success. Under the 2007 plan, the Company’s employees, officers, directors and other individuals providing services to the Company or any of its affiliates are eligible to receive awards. The 2007 plan has an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares (ii) 900,000 shares or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.
          In February 2009, the Company increased the number of shares available to grant by 898,000 under the evergreen provision in the Company’s 2007 plan increasing the number shares reserved for issuance to 3,668,000. As of December 31, 2009, the Company had outstanding equity awards to acquire 3,587,917 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 plan. Included in the outstanding equity awards is 1,331,500 restricted stock units held by the Company’s employees, directors and consultants. As of December 31, 2009, 35,857 shares remain available for grant under the 2007 plan. As of December 31, 2009, there has not been any issuance of restricted stock awards, stock appreciation rights, phantom stock or performance awards under this plan.
          Stock options generally have a ten-year term and typically vest over four years of which 99,610 are related to the 1999 plan and 2,256,417 is related to the 2007 plan. At December 31, 2009, there was an estimated $11.6 million of total unrecognized compensation costs related to share-based compensation arrangements for stock options and restricted stock units granted. These costs will be recognized over a weighted average period of 1.8 years.

     Stock Options:
          The following is a summary of the Company’s option activity for the year ended December 31, 2009:

	Number of shares	Weighted average	Aggregate
(in thousands)	under option	exercise price	intrinsic value (1)
Outstanding, December 31, 2008	2,522	$10.18
Granted	—	—
Forfeited	(103)	11.10
Exercised	(63)	1.89

Outstanding, December 31, 2009	2,356	$10.34	$5,337

Exercisable December 31, 2009	1,411	$9.31	$3,892

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2009 of $10.35 and the exercise price of the underlying options.
          For the year ended December 31, 2009, the Company did not grant any options. The Company utilizes the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and the dividend yield. Significant assumptions used in that model for stock options granted in 2008 are as follows:

2008
Volatility	48.0%
Risk-free interest rate	3.0%
Expected option life in years	4.6
Dividend yield	—
          In 2007 and 2008, the Company estimated volatility using historical volatilities of similar public companies, given the Company’s limited public stock price history as of the date of grant. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk free rate is based on observed interest rates appropriate for the weighted average expected life of the options. The expected option life in years is based on the historical weighted average of the expected lives of similar securities of comparable public entities.
          The weighted average grant date fair value of the options granted was $6.22 and $5.76 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, compensation expense for the fair value of stock options granted to non-employees totaled $0.1 million. For the year ended December 31, 2009, the Company did not grant any options. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $1.8 million and $7.4 million, respectively.
          The following table summarizes information about stock options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
	Outstanding as of	Weighted average		Exercisable as of	Weighted average
	December 31, 2009	remaining contractual	Weighted average	December 31, 2009	remaining contractual	Weighted average
Range of exercise prices	(in thousands)	life (in years)	exercise price	(in thousands)	life (in years)	exercise price
$0.26-$1.00	87	5.8	$0.61	87	5.8	$0.61
$1.01-$3.00	13	1.2	$2.95	13	1.2	$2.95
$3.01-$6.00	979	7.2	$6.00	665	7.2	$6.00
$6.01-$11.00	191	7.8	$10.08	125	7.8	$10.45
$11.01-$16.73	1,086	8.1	$15.19	521	8.1	$14.88

	2,356	7.6	$10.34	1,411	7.6	$9.31

     Restricted Stock Units:
          The Company has also granted restricted stock units under the 2007 plan. Generally, restricted stock units granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. The fair value of the restricted stock units on the grant date is amortized on a straight-line basis and expensed over the period of vesting. At December 31, 2009, there were 1,331,500 shares related to restricted stock units outstanding and unvested. The Company did not grant restricted stock units in 2007.

          A summary of unvested restricted stock as of December 31, 2009, and changes during the year then ended, is as follows:

		Weighted average
	Number of	grant date
(in thousands)	shares	fair value
Unvested at December 31, 2008	350	$5.51
Granted	991	5.32
Vested	(5)	—
Forfeited	(4)	4.60

Unvested at December 31, 2009	1,332	$5.27

          The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2009 and 2008 was $5.27 and $5.51, respectively.
9. Income taxes
          The income tax provision consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$3,328	$4,739	$2,987
State and Foreign	282	370	127

	3,610	5,109	3,114

Deferred:
Federal	(1,563)	(821)	(1,871)

Income tax provision	$2,047	$4,288	$1,243

          The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

	Year Ended December 31,
	2009	2008	2007
Provision at the U.S. federal statutory rate	$2,647	$5,266	$4,116
Increase (decrease) resulting from:
State income taxes, net of federal taxes	119	177	58
Foreign income taxes, net of federal taxes	99	98	25
Nondeductible expenses	117	129	101
Domestic production activities	(98)	(178)	(144)
Incremental benefits for tax credits	(783)	(981)	(998)
Change in tax rate/income subject to lower tax rates and other	(109)	(259)	(111)
Change in valuation allowance	55	36	(1,804)

	$2,047	$4,288	$1,243

          The Company’s effective tax rate historically has been lower than the statutory rate of 35% for the years ended December 31, 2009, 2008 and 2007, respectively, largely due to the application of general business tax credits. The Company’s effective tax rates were 27%, 28% and 11% for the year ended December 31, 2009, 2008 and 2007, respectively.
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
          As of December 31, 2009, the Company had income taxes receivable of approximately $0.7 million which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet. As of December 31, 2008, the Company had income taxes payable of approximately $0.6 million which is classified as accrued liabilities in the accompanying Consolidated Balance Sheet.
          As of December 31, 2009, the Company had approximately $0.2 million of foreign tax credit (“FTC”) carryforwards arising from foreign taxes paid. These FTC carryforwards may be carried forward for a period of five years and are available as an offset against any future regular tax liability if there is sufficient foreign source income in the year of use. The foreign tax credits begin to expire in 2012.
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Current deferred tax asset:
Accruals not currently deductible	$2,313	$2,216

Total current deferred tax asset	2,313	2,216

Noncurrent deferred tax asset:
Property and equipment	(387)	(108)
Share-based compensation	3,801	2,056
FTC carryforwards	178	123

Total noncurrent deferred tax assets	3,592	2,071
Less: valuation allowance	(178)	(123)

Total non current deferred tax assets	3,414	1,948

Total net deferred tax asset	$5,727	$4,164

          The current net deferred tax asset and noncurrent net deferred tax asset are classified as prepaids and other current assets, and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.
          The Company has a valuation allowance on its foreign tax credit carryforwards as it is unknown whether the Company will generate enough foreign source income to fully utilize the foreign tax credit carryforwards.
          At December 31, 2009 and 2008, the Company has not recorded a material tax liability with respect to uncertainty in income taxes. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the income tax provision in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2009, 2008 and 2007, the Company did not recognize any interest and penalties. In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2009 and 2008.
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

          In April 2008, a customer brought suit against the Company alleging that the Company failed to deliver contracted for software. The customer’s claims, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and has brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. The Company believes the customer’s attempted termination of the contract is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to this customer’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities. This amount has not changed since April 2008 and will continue to be presented in the accompanying Consolidated Balance Sheets as other current liabilities. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011.
          Based on the Company’s review of the latest information available, it does not believe any liability, in connection with current contracts and other negotiations or pending or threatened legal proceedings, claims and litigation would have a material adverse effect on the Company’s consolidated financial statements.
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
     Lease commitments:
          The Company leases office space and office equipment under non-cancelable operating leases that expire at various dates through 2011. Total rent expense incurred during the years ended December 31, 2009, 2008 and 2007, was approximately $1.2 million, $1.2 million and $1.1 million, respectively. The Company has future minimum payments relating to non-cancelable operating lease agreements of $1.3 million in 2010 and $0.7 million in 2011. The Company does not have any future minimum payments relating to non-cancelable operating leases extending further than 2011.
          The Company had no capital leases at December 31, 2009 and 2008. In 2009, the Company leased approximately 3,300 square feet of office space in Austin, Texas. This lease expires June 2011. In 2006, the Company renegotiated its office lease which expired in May 2006. The new lease expires on July 31, 2011.
11. Segment and geographic information
          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates in one segment, pricing and margin optimization software. In addition, the Company’s assets are primarily located in its corporate office in the United States. Although the Company sells its pricing and revenue optimization software to customers in several industries and geographies, the Company does not produce reports for, assess the performance of, or allocate resources to these industries or regions based upon any asset-based metrics, or based upon income or expenses, operating income or net income. Therefore, the Company believes that it operates in one segment.
          The Company evaluates the performance of its geographic regions based solely on revenue. The Company does not assess the profitability of its geographic regions and accordingly does not attempt to comprehensively assign or allocate costs to these regions. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.
          International revenue for the years ended December 31, 2009, 2008 and 2007, amounted to approximately $40.5 million, $40.5 million and $39.3 million, respectively, representing 59%, 54% and 63%, respectively, of annual revenue.

          The following geographic information is presented for the years ended December 31, 2009, 2008 and 2007. The Company categorizes geographic revenues based on the customer’s headquarters.

	Year Ended December 31,
	2009		2008		2007
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$28,305	41%	$35,091	46%	$22,777	36%
Other	3,786	6%	3,751	5%	5,304	9%

Subtotal	32,091	47%	38,842	51%	28,081	45%
Europe, the Middle East and Africa:
United Kingdom	3,708	6%	6,321	8%	7,135	12%
Germany	3,588	5%	3,469	5%	2,513	4%
Other	18,840	27%	17,070	23%	14,321	23%
Asia Pacific	10,556	15%	9,886	13%	10,029	16%

Subtotal	36,692	53%	36,746	49%	33,998	55%

Total revenue	$68,783	100%	$75,588	100%	$62,079	100%

12. Concentrations of credit risk
          For the years ended December 31, 2009, 2008 and 2007, no customer accounted for 10% or more of revenue. For the year ended December 31, 2009, no client accounted for 10% or more of accounts receivables. For the year ended December 31, 2008, one customer accounted for 10% or more of accounts receivables.
          The Company’s short-term investments on deposit with any one party and at any point in time may exceed federally insured limits. To date, the Company has not incurred any losses in connection with short-term investments.
13. Related-party transactions
          The Company currently has employment agreements with its executive officers. The employment agreements provide for six months to one and one half years of salary upon termination without cause or, in some cases, for good reason and the vesting of certain stock options or other equity awards.
14. Employee retirement savings plan
          The Company sponsors the PROS Holdings, Inc. 401(k) Plan. The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. All employees are eligible to participate in the 401(k) Plan following the completion of six consecutive months of service. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. The company discontinued the matching contribution in 2009. Matching contributions by the Company in 2008 and 2007 totaled $0.6 million and $0.6 million, respectively.

15. Quarterly results (Unaudited)
          The following table presents certain unaudited quarterly financial data for the years ended December 31, 2009 and 2008. This information has been prepared on the same basis as the accompanying consolidated financial statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2009	2009	2009	2009	2008	2008	2008	2008
Total revenue	$16,921	$16,510	$17,326	$18,026	$19,765	$19,291	$18,612	$17,920
Gross profit	$12,304	$12,219	$12,407	$13,208	$14,630	$14,422	$13,957	$13,327
Income from operations	$1,551	$1,088	$2,073	$2,655	$3,805	$3,393	$3,205	$3,530
Net income	$1,192	$798	$1,536	$1,990	$3,585	$2,359	$2,241	$2,572

Net earnings attributable to common stockholders per share:
Basic	$0.05	$0.03	$0.06	$0.08	$0.14	$0.09	$0.09	$0.10
Diluted	$0.04	$0.03	$0.06	$0.08	$0.14	$0.09	$0.08	$0.10
16. Subsequent events
          The Company accounts for subsequent events by applying general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a company has evaluated subsequent events. The Company does not believe there are any material subsequent events that require disclosure.

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions (1)	period
Allowance for doubtful accounts
2009	$1,900	$(566)	$(34)	$1,300
2008	$1,550	$288	$62	$1,900
2007	$1,190	$395	$(35)	$1,550

Valuation allowance
2009	$123	$99	$(44)	$178
2008	$87	$99	$(63)	$123
2007	$1,891	$—	$(1,804)	$87

(1)	Represents uncollectible accounts written off, net of recoveries for allowance for doubtful accounts, and the utilization of tax assets that previously had a valuation allowance for deferred tax assets