Form 10-Q
period 2010-03-31
PROS Holdings, Inc.
filed 2010-05-07
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,019,124 as of May 5, 2010.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended March 31, 2010

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
PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Current assets:
Cash and cash equivalents	$61,335	$62,449
Accounts and unbilled receivables, net of allowance of $1,300	18,999	12,035
Prepaid and other current assets	4,095	4,143

Total current assets	84,429	78,627
Restricted cash	293	—
Property and equipment, net	3,018	2,959
Other long term assets, net	3,845	3,743

Total assets	$91,585	$85,329

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,768	$1,198
Accrued liabilities	2,699	3,199
Accrued payroll and other employee benefits	3,813	4,510
Deferred revenue	19,525	14,099
Other current liabilities	4,866	4,866

Total current liabilities	32,671	27,872
Long-term deferred revenue	2,181	2,418

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,427,177 and 30,163,508 shares issued, respectively, 26,009,592 and 25,745,923 shares outstanding, respectively	30	30
Additional paid-in capital	64,660	63,439
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	5,981	5,508

Total stockholders’ equity	56,733	55,039

Total liabilities and stockholders’ equity	$91,585	$85,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
License and implementation	$10,372	$11,924
Maintenance and support	6,955	6,102

Total revenue	17,327	18,026

Cost of revenue:
License and implementation	3,220	3,592
Maintenance and support	1,495	1,226

Total cost of revenue	4,715	4,818

Gross profit	12,612	13,208

Operating expenses:
Selling, general and administrative	6,632	5,505
Research and development	5,214	5,048

Income from operations	766	2,655
Other income:
Interest income	11	90

Income before income tax provision	777	2,745
Income tax provision	306	755

Net income	$471	$1,990

Net earnings attributable to common stockholders per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

Weighted average number of shares:
Basic	25,912,444	25,706,306
Diluted	26,551,166	26,120,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

Operating activities:
Net income	$471	$1,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	330	319
Stock-based compensation	1,419	1,152
Excess tax benefits on vesting of restricted stock units	(532)	—
Provision for doubtful accounts	—	40
Amortization of capitalized costs	37	60
Changes in operating assets and liabilities:		—
Accounts receivable	(6,189)	(601)
Unbilled receivables	(792)	(889)
Prepaid expenses and other	309	250
Accounts payable, accrued liabilities and accrued payroll	(627)	(1,831)
Deferred revenue	5,189	(348)

Net cash (used in) provided by operating activities	(385)	142

Investing activities:
Purchases of property and equipment	(240)	(118)
Increase in restricted cash	(293)	—

Net cash used in investing activities	(533)	(118)

Financing activities:
Exercise of stock options	76	17
Excess tax benefits on vesting of restricted stock units	532	—
Tax withholding related to net share settlement of restricted stock units	(804)	—

Net cash (used in) provided by financing activities	(196)	17

Net (decrease) increase in cash and cash equivalents	(1,114)	41
Cash and cash equivalents:
Beginning of period	62,449	51,979

End of period	$61,335	$52,020

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
     Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and cash flows for the three months ended March 31, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.
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
     Fair value measurements
          At March 31, 2010, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $44.5 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. At December 31, 2009, the Company had $45.4 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification 820, “Fair Value Measurement and Disclosure.”
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
     Income taxes
          Historically, the Company’s federal effective tax rate has been lower than the statutory rate of 35% largely due to the application of general business tax credits, such as the Research and Experimentation (“R&E”) tax credit. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits that may benefit us, if any.

2. Earnings per share
          The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2010	2009
Numerator:
Net income attributable to common stockholders	$471	$1,990

Denominator:
Weighted average shares (basic)	25,912	25,706
Dilutive effect of stock options, restricted stock units and stock appreciation rights	639	415

Weighted average shares (diluted)	26,551	26,121
Basic earnings per share	$0.02	$0.08
Diluted earnings per share	$0.02	$0.08
          Approximately 1,270,268 and 2,322,138 of potential common shares have not been considered in the diluted earnings per calculation for the three months ended March 31, 2010 and 2009, respectively, as the effect would be anti-dilutive.
3. Stock-based compensation
          The Company maintains incentive stock-based plans to provide long-term incentives to its key employees, officers, directors and consultants. The Company issues or has issued three types of stock-based awards under its incentive stock-based plans: stock options, restricted stock units and stock appreciation rights. The discretionary issuance of stock-based awards generally contains vesting provisions ranging from one to four years.
          In March 2010, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of March 31, 2010, 298,736 shares remained available for issuance under this plan. At March 31, 2010, 2,325,879 stock options were outstanding with a weighted average exercise price of $10.40, 1,415,590 restricted stock units were outstanding and 302,500 stock appreciation rights were outstanding. The Company did not grant any stock options during the three months ended March 31, 2010. For the three months ended March 31, 2010, the company granted 418,900 restricted stock units and 302,500 stock appreciation rights with a weighted average grant date fair value of $8.91. At March 31, 2010, there was an estimated $14.8 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 1.7 years.
4. Commitments and contingencies
     Litigation
          In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada against the Company alleging that the Company failed to deliver contracted for software. The claims brought by Harrah’s, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and has brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. The Company believes the attempted termination of the contract by Harrah’s is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities given the uncertainty associated with this contract and the litigation. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheets as other current liabilities. The Company has reached the limits of its insurance coverage and will begin expensing costs related to this litigation beginning in the second quarter of 2010. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011.
5. Subsequent events
          The Company accounts for subsequent events by applying general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company does not believe there are any material subsequent events that require disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations
          The terms “we,” “us” and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     Cautionary statement
          The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 set forth in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”). This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
          Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, transaction pricing products differ from fixed list retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction. We have installed over 250 solutions for over 100 customers across a range of industries in more than 40 countries.

     Trends and uncertainties
          We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. Market interest for our software has increased over the past several years. The current economy continues to be challenging which may have a negative impact on the adoption of pricing and margin optimization software. Due to the difficult economic conditions, we are continuing to experience longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. As a way of dealing with a challenging economic environment, customers have been changing their purchasing strategies, including, contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements entered into over the past several quarters as opposed to perpetual license agreements. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 56% and 57% of our consolidated revenues were derived from customers outside the United States for the three months ended March 31, 2010 and 2009, respectively. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.

•	Litigation expense. We are currently involved in litigation with a customer related to our software. We expect to incur approximately $1.2 million of litigation expense related to this dispute in the second quarter of 2010. We anticipate that the expense related to this litigation will increase as we approach trial which currently is scheduled for the first quarter of 2011. We believe the attempted termination of the contract is wrongful, and we are vigorously defending this matter and seeking payment of remaining amounts owed under the contract. For additional information on this litigation, please see footnote 4 of the notes to unaudited condensed consolidated financial statements.

•	Research and experimentation tax credit. At the end of 2009, Congress recessed without reinstating the Research & Experimentation (“R&E”) tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits that may benefit us, if any.
     Critical accounting policies and estimates
          We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We make estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under management’s discussion and analysis of financial condition and results of operations. There have been no changes to our critical accounting policies during 2010.

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
          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the unaudited condensed consolidated statements of operations, represented approximately 4.2% and 5.4% of total revenue for the three months ended March 31, 2010 and 2009, respectively.
          Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. We do not recognize license and implementation revenue upon signing a new contract with a customer. Our revenue recognition generally begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except, typically, to the extent we provide implementation services during the period.
     Results of operations
     Comparison of three months ended March 31, 2010 with three months ended March 31, 2009
          Revenue:

	For the Three Months Ended March 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$10,372	60%	$11,924	66%	$(1,552)	(13)%
Maintenance and support	6,955	40%	6,102	34%	853	14%

Total	$17,327	100%	$18,026	100%	$(699)	(4)%

          License and implementation. License and implementation revenue decreased $1.6 million to $10.4 million for the three months ended March 31, 2010 from $11.9 million for the three months ended March 31, 2009, representing a 13% decrease. Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. Over the last several quarters there has been an increase in limited term license agreements which result in a more significant deferral of revenue than our perpetual license agreements. The decrease in license and implementation revenue was principally attributed to a 22% decrease in the number of man-days that generated perpetual license and implementation revenue. This decrease was attributable to a decrease of 12% in the number of implementations for which services were provided during the period, partially offset by an increase in license and implementation revenue recognized per man-day of 11%.
          Maintenance and support. Maintenance and support revenue increased $0.9 million to $7.0 million for the three months ended March 31, 2010 from $6.1 million for the three months ended March 31, 2009, representing a 14% increase. The increase in maintenance and support revenue is principally the result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue.

          Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,220	31%	$3,592	30%	$(372)	(10)%
Cost of maintenance and support	1,495	21%	1,226	20%	269	22%

Total cost of revenue	$4,715	27%	$4,818	27%	$(103)	(2)%

Gross profit	$12,612	73%	$13,208	73%	$(596)	(5)%

          Cost of license and implementation. Cost of license and implementation decreased $0.4 million to $3.2 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009, representing a 10% decrease. The decrease in cost of license and implementation is principally attributable to a $0.4 million decrease in personnel costs, a $0.1 million decrease in amortization costs related to limited term license contracts and a decrease of $0.1 million of travel expenses. These decreases were partially offset by an increase of $0.2 million in third party deployment software expense and an increase of $0.1 million of share-based compensation expense. License and implementation gross margins were 69% for the three months ended March 31, 2010 as compared to 70% for the three months ended March 31, 2009. The reduction in license and implementation gross margins was primarily due to lower license and implementation revenues of $1.6 million partially offset by a $0.4 million reduction of license and implementation costs. License and implementation gross margins vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts for which implementation services were provided during the quarter.
          Cost of maintenance and support. Cost of maintenance and support increased $0.3 million to $1.5 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009, representing a 22% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 79% for the three months ended March 31, 2010 compared to 80% for the three months ended March 31, 2009.
          Gross profit. Gross profit decreased $0.6 million to $12.6 million for the three months ended March 31, 2010 from $13.2 million for the three months ended March 31, 2009, representing a 5% decrease. The decrease in gross profit was principally attributed to the decrease in our license and implementation revenue.
          Operating expenses:

	For the Three Months Ended March 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$6,632	38%	$5,505	31%	$1,127	20%
Research and development	5,214	30%	5,048	28%	166	3%

Total operating expenses	$11,846	68%	$10,553	59%	$1,293	12%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.1 million to $6.6 million for the three months ended March 31, 2010 from $5.5 million for the three months ended March 31, 2009, representing a 20% increase. The increase was principally attributed to an increase in sales personnel and related expenses of $0.3 million, an increase of $0.3 million related to new sales and marketing initiatives, an increase of $0.2 million of share-based compensation expense, an increase of $0.2 million of other costs and $0.1 million of sales related travel.
          Research and development expenses. Research and development expenses increased by $0.2 million to $5.2 million for the three months ended March 31, 2010 from $5.0 million for the three months ended March 31, 2009, representing a 3% increase. The increase was principally attributed to an increase of $0.2 million of personnel expenses.

          Other income:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Interest income	$11	$90	$(79)	(88)%

Other income	$11	$90	$(79)	(88)%

          Interest income. Interest income decreased approximately $79,000 to approximately $11,000 for the three months ended March 31, 2010 from approximately $90,000 for the three months ended March 31, 2009, representing an 88% decrease. The decrease was the result of lower interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investments of cash balances in short-term interest bearing obligations with original maturities less than 90 days.
          Income tax provision:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	39%	28%	n/a	11%
Income tax provision	$306	$755	$(449)	(59)%
          Income tax provision. Our income tax provision decreased $0.4 million to $0.3 million for the three months ended March 31, 2010 from $0.8 million for the three months ended March 31, 2009, representing a 59% decrease. The increase in the effective tax rate from 28% in 2009 to 39% in 2010 is principally from the R&E tax credit not being reinstated in 2010.
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
     Liquidity and capital resources
          At March 31, 2010 we had $61.3 million of cash and cash equivalents and $51.8 million of working capital as compared to $62.4 million of cash and cash equivalents and $50.8 million of working capital at December 31, 2009. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally stock-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services.
          Our working capital was $51.8 million at March 31, 2010 compared to $50.8 million at December 31, 2009, an increase of $1.0 million, or 2.0%. The increase in working capital was principally attributable to an increase in our current assets of $5.8 million as a result of an increase in net accounts receivable of $7.0 million, offset by a decrease in cash and cash equivalents of $1.1 million. The increase in current assets was offset by an increase in our current liabilities of $4.8 million, as a result of an increase in our current deferred revenue of $5.4 million, an increase in accounts payable of $0.6 million and decrease in accrued liabilities of $1.2 million.
          Based on existing cash and cash equivalents balances, our current estimates of revenues and expenses and the anticipated cash flows provided by operating activities, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense. We have restricted cash of $0.3 million related to a letter of credit.

          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009.

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(385)	$142
Net cash used in investing activities	(533)	(118)
Net cash (used in) provided by financing activities	(196)	17
Cash and cash equivalents (end of period)	$61,335	$52,020
     Cash flow analysis:
          Net cash used in operations is principally attributable to a net reduction of $2.1 million in operating assets and liabilities, offset by a net increase of $1.7 million in net earnings before non-cash expenses (principally depreciation, share-based compensation and excess tax benefits on the vesting of restricted stock units). Uses of cash from investing activities for the three months ended March 31, 2010 consisted of $0.2 million of purchases of property and equipment and an increase in restricted cash of $0.3 million related to a letter of credit. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of restricted stock units, offset by excess tax benefits on the vesting of restricted stock units and proceeds from stock option exercises.
     Contractual obligations
          There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2010 would have resulted in a $0.2 million loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.

Item 4. Controls and procedures
     Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because our internal controls over the recognition of revenue were not operating effectively to ensure that certain terms and conditions relevant to new sales contracts were identified and evaluated for accurate revenue recognition. This control deficiency, if not remediated, could materially affect our revenue and deferred revenue accounts and related disclosures which would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.
     Changes in Internal Control over Financial Reporting
          As further described within the remediation efforts section below, there were changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Remediation Efforts
          We are undertaking efforts to remediate the material weakness in the identification and proper GAAP accounting treatment of certain terms and conditions in our new sales contracts. During the first quarter of 2010, we designed and implemented additional training programs to provide our personnel with an improved level of knowledge of the complexities related to software revenue recognition and the application of GAAP commensurate with their responsibilities and our financial reporting requirements. Additionally, we began the following additional actions to address the material weakness:
•	formally documented the existing contract review by the legal department in which non-standard terms and conditions for each new sales contract are identified; and

•	implemented a new checklist to enhance the documentation and evaluation of revenue recognition criteria for each new sales contract to provide for more in-depth analysis and ensure appropriate revenue recognition for each contract.
          Although we believe that the remediation efforts that we have taken and continue to take will improve our internal control over financial reporting and our disclosure control and procedures, additional time is required to further design and fully implement the above actions and to demonstrate these remediation efforts result in the effective operation of our internal controls. Management will continue to closely monitor the remediation plan and take steps to remedy the identified material weakness and intends to continue to implement the necessary changes to remediate this material weakness during fiscal year 2010.
PART II. Other Information
Item 1. Legal proceedings
          In the ordinary course of business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, we will adjust our assessment and estimates of such liabilities accordingly. It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada against us alleging that we failed to deliver contracted for software. The claims brought by Harrah’s, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, we filed an answer and have brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. We believe the attempted termination of the contract by Harrah’s is wrongful, and we are vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel are devoting significant time to this matter. Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. We had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities given the uncertainty associated with this contract and the litigation. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheets as other current liabilities. We have reached the limits of our insurance coverage and expect to incur approximately $1.2 million of litigation expenses in the second quarter of 2010 and increasing on a quarterly basis as we approach trial. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011.
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
          There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers are changing their purchasing strategies, including in some instances requesting term licenses agreements as opposed to perpetual license agreements and increased negotiation of price or deciding to license one product rather than multiple products. Customers could also terminate or delay their implementations or maintenance contracts. Change in license terms or the loss of, or any significant decline in business from, one or more of our customers likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity, customers’ ability to complete implementation and future operating results.
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
     Our revenue growth has been derived principally from customers in the manufacturing, distribution, services, and hotel and cruise industries, where our products have recently begun to achieve market acceptance. Our revenue growth is highly dependent upon continued growth of market acceptance in all of these industries, and there is no assurance our products will achieve or sustain widespread acceptance among these potential customers. Failure to expand market acceptance of our products in the manufacturing, distribution, services and hotel and cruise industries or to maintain sales in the airline industry would adversely affect our operating results and financial condition.
     The expiration of the research and experimentation tax credit or other general business credit could have a negative impact on our business, results of operations, financial condition or liquidity.
     Our federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. Until the credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 35%, net of other tax credits.
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
          We currently do not have any agreements with respect to any acquisitions, but in the future we may pursue acquisitions of businesses, technologies and products that we intend to complement our existing business, products and technologies. We cannot provide assurance that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
          Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our software products and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot provide assurance that our current liability insurance coverage will continue to be available on acceptable terms. In addition, the insurer may deny coverage on any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.
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
          Contract terms generally obligate us to indemnify our customers for their use of the intellectual property associated with our current product suite or for other third-party products that are incorporated into our solutions and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to compensate our customers under the contractual arrangement with such customers. Some of our intellectual property indemnification obligations are contractually capped at a very high amount or not capped at all.
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
          We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2010, $10.0 million remained available for repurchase under the existing repurchase authorization.
          We did not make any purchases of our common stock under this program for the three months ended March 31, 2010.
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

PROS HOLDINGS, INC.
Date: May 7, 2010	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)