Form 10-Q
period 2010-06-30
PROS Holdings, Inc.
filed 2010-08-05
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,126,946 as of August 2, 2010.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended June 30, 2010

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

PART I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$60,771	$62,449
Restricted cash	73	—
Accounts and unbilled receivables, net of allowance of $1,300	20,957	12,035
Prepaid and other current assets	5,015	4,143

Total current assets	86,816	78,627
Restricted cash	293	—
Property and equipment, net	3,255	2,959
Other long term assets, net	3,541	3,743

Total assets	$93,905	$85,329

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,785	$1,198
Accrued liabilities	3,158	3,199
Accrued payroll and other employee benefits	3,415	4,510
Deferred revenue	20,379	14,099
Other current liabilities	4,866	4,866

Total current liabilities	34,603	27,872
Long-term deferred revenue	1,478	2,418

Total liabilities	36,081	30,290

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,537,510 and 30,163,508 shares issued, respectively, 26,119,925 and 25,745,923 shares outstanding, respectively	30	30
Additional paid-in capital	66,384	63,439
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive income (loss)	(3)	—
Retained earnings	5,351	5,508

Total stockholders’ equity	57,824	55,039

Total liabilities and stockholders’ equity	$93,905	$85,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
License and implementation	$10,430	$11,204	$20,802	$23,128
Maintenance and support	7,409	6,122	14,364	12,224

Total revenue	17,839	17,326	35,166	35,352

Cost of revenue:
License and implementation	3,414	3,765	6,634	7,357
Maintenance and support	1,401	1,154	2,896	2,380

Total cost of revenue	4,815	4,919	9,530	9,737

Gross profit	13,024	12,407	25,636	25,615

Operating expenses:
Selling, general and administrative	8,517	5,561	15,149	11,065
Research and development	5,472	4,774	10,686	9,822

Income (loss) from operations	(965)	2,072	(199)	4,728
Other income:
Interest income	18	57	29	147

Income (loss) before income tax provision	(947)	2,129	(170)	4,875
Income tax provision (benefit)	(319)	594	(13)	1,349

Net income (loss)	$(628)	$1,535	$(157)	$3,526

Net earnings (loss) attributable to common stockholders per share:
Basic	$(0.02)	$0.06	$(0.01)	$0.14
Diluted	$(0.02)	$0.06	$(0.01)	$0.13

Weighted average number of shares:
Basic	26,033,003	25,697,856	25,972,723	25,694,933
Diluted	26,033,003	26,488,540	25,972,723	26,413,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$(157)	$3,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673	624
Stock-based compensation	3,411	2,551
Excess tax benefits on vesting of restricted stock units	(593)	—
Provision for doubtful accounts	—	36
Amortization of capitalized costs	82	118
Other non cash	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,200)	54
Unbilled receivables	(1,373)	(1,167)
Prepaid expenses and other	(159)	(751)
Accounts payable, accrued liabilities and accrued payroll	1,032	(2,320)
Deferred revenue	5,340	(554)

Net cash provided by operating activities	53	2,117

Investing activities:
Purchases of property and equipment	(901)	(380)
Increase in restricted cash	(366)	—

Net cash used in investing activities	(1,267)	(380)

Financing activities:
Exercise of stock options	137	30
Excess tax benefits on vesting of restricted stock units	593	—
Tax withholding related to net share settlement of restricted stock units	(1,194)	—

Net cash (used in) provided by financing activities	(464)	30

Net (decrease) increase in cash and cash equivalents	(1,678)	1,767
Cash and cash equivalents:
Beginning of period	62,449	51,979

End of period	$60,771	$53,746

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
     Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.
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
     Fair value measurements
          At June 30, 2010, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $45.7 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. At December 31, 2009, the Company had $45.4 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement and Disclosure.”
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
          The Company translates assets and liabilities of its foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. The Company translates revenue and expenses at the monthly average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income (loss).
     Income taxes
          Historically, the Company’s federal effective tax rate has been lower than the statutory rate of 34% largely due to the application of general business tax credits, such as the Research and Experimentation (“R&E”) tax credit. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, the Company will record federal income taxes in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit the Company, if any.
          At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three months ended June 30, 2010 and 2009 was a benefit of 34% and a provision of 28%, respectively, and our effective tax rate for the six months ended June 30, 2010 and 2009 was a benefit of 8% and a provision of 28%, respectively. The difference between our effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2010 was primarily attributable to the Company incurring a pre-tax loss during the three and the six months ending June 30, 2010 which resulted in a federal tax benefit in both periods offset by a tax provision for both state and foreign taxes.

Comprehensive income (loss)
          Our comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of translation adjustments, net of tax. A summary of the comprehensive income (loss) for the periods indicated is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(628)	$1,535	$(157)	$3,526
Other comprehensive income (loss):
Translation adjustment	(3)	—	(3)	—

Comprehensive income (loss)	$(631)	$1,535	$(160)	$3,526

     Recent accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 amends ASC Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU 2009-14 amends ASC Topic 985 to remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The Company is required to adopt ASU 2009-13 and ASU 2009-14 on January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2009-13 and ASU 2009-14 on its consolidated financial statements.
2. Earnings per share
          The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings (loss) per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights.
          Approximately 3,664,213 and 2,296,592 of potential common shares have not been considered in the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.

     The following tables set forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to common stockholders	$(628)	$1,535	$(157)	$3,526

Denominator:
Weighted average shares (basic)	26,033	25,698	25,973	25,695
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	791	—	718

Weighted average shares (diluted)	26,033	26,489	25,973	26,413
Basic earnings (loss) per share	$(0.02)	$0.06	$(0.01)	$0.14
Diluted earnings (loss) per share	$(0.02)	$0.06	$(0.01)	$0.13
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
          In March 2010, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of June 30, 2010, 497,742 shares remained available for issuance under this plan. At June 30, 2010, 2,129,786 stock options were outstanding with a weighted average exercise price of $10.66, 1,231,927 restricted stock units were outstanding and 302,500 stock appreciation rights were outstanding. The Company did not grant any incentive stock based awards during the three months ended June 30, 2010. For the six months ended June 30, 2010, the company granted 418,900 restricted stock units and 302,500 stock appreciation rights. The Company did not grant any stock options during the six months ended June 30, 2010. At June 30, 2010, there was an estimated $12.3 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 1.5 years.
          Stock-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Stock-based compensation:
Cost of license and implementation revenue	$285	$232	$518	$411

Total included in cost of revenue	285	232	518	411

Selling, general and administrative	1,258	738	2,054	1,324
Research and development	449	429	839	816

Total included in operating expenses	1,707	1,167	2,893	2,140

Total stock-based compensation expense	$1,992	$1,399	$3,411	$2,551

          Included in the stock-based compensation expense for the three and six months ended June 30, 2010 is $0.3 million of accelerated share-based compensation expense related to a severance agreement.

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
          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada against the Company alleging that the Company failed to deliver contracted for software. The claims brought by Harrah’s, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, the Company filed an answer and has brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. The Company believes the attempted termination of the contract by Harrah’s is wrongful, and the Company is vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel in the Company are devoting significant time to this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. The Company had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities given the uncertainty associated with this contract and the litigation. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheets as other current liabilities. The Company has reached the limits of its insurance coverage and began expensing costs related to this litigation beginning in the second quarter of 2010. For the three months ended June 30, 2010, the Company had costs of $1.0 million related to this litigation. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011. As the litigation process is inherently uncertain, the Company is unable to predict the outcome or ultimate cost of the above described matter. Costs and losses from the litigation could have a material impact on the Company’s business and its results of operations or financial position.
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
          Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, transaction pricing products differ from fixed list retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction. We have installed over 300 solutions for over 100 customers across a range of industries in more than 40 countries.

     Trends and uncertainties
          We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. Market interest for our software has increased over the past several years. While there appears to be some improvement in the economy, the current economy continues to be challenging and has had and may continue to have a negative impact on the adoption of pricing and margin optimization software. Due to the difficult economic conditions, we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some prospects have changed their purchasing strategies, including, requesting changes to our contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 58% and 59% of our consolidated revenues were derived from customers outside the United States for the three months ended June 30, 2010 and 2009, respectively, and approximately 57% and 58% of our consolidated revenues were derived from customers outside the United States for the six months ended June 30, 2010 and 2009, respectively. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.

•	Litigation expense. We are currently involved in litigation with a customer related to our software. During the second quarter of 2010, we incurred $1.0 million of litigation expense related to this dispute and expect to incur approximately $1.4 million of litigation expense related to this dispute in the third quarter of 2010. We anticipate that the expense related to this litigation will increase as we approach trial which currently is scheduled for the first quarter of 2011. We believe the attempted termination of the contract is wrongful, and we are vigorously defending this matter and seeking payment of remaining amounts owed under the contract. For additional information on this litigation, please see footnote 4 of the notes to unaudited condensed consolidated financial statements.

•	Research and experimentation tax credit. At the end of 2009, Congress recessed without reinstating the Research & Experimentation (“R&E”) tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record the federal income tax provision (benefit) in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
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
          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the unaudited condensed consolidated statements of operations, represented approximately 4.7% and 5.4% of total revenue for the three months ended June 30, 2010 and 2009, respectively, and approximately 4.5% and 5.4% of total revenue for the six months ended June 30, 2010 and 2009, respectively.
          Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. We have not historically recognized license and implementation revenue upon signing a new contract with a customer. Our revenue recognition generally begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we would not be able to recognize the corresponding revenue during the period in which the agreement is signed except, typically, to the extent we provide implementation services during the period.
     Results of operations
          Comparison of three months ended June 30, 2010 with three months ended June 30, 2009
               Revenue:

	For the Three Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$10,430	58%	$11,204	65%	$(774)	(7)%
Maintenance and support	7,409	42%	6,122	35%	1,287	21%

Total	$17,839	100%	$17,326	100%	$513	3%

          License and implementation. License and implementation revenue decreased $0.8 million to $10.4 million for the three months ended June 30, 2010 from $11.2 million for the three months ended June 30, 2009, representing a 7% decrease. Generally, license and implementation revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. Even though the number of implementations for which services were provided during the quarter remained flat period over period, we have a limited number of contracts that require us to defer revenue until the implementation is complete which has resulted in a decrease of license and implementation revenue. In addition, there was a 21% decrease in the number of man-days that generate perpetual license and implementation revenue period over period. This decrease was offset by a 17% increase in license and implementation revenue recognized per man-day period over period.
          Maintenance and support. Maintenance and support revenue increased $1.3 million to $7.4 million for the three months ended June 30, 2010 from $6.1 million for the three months ended June 30, 2009, representing a 21% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services.

     Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,414	33%	$3,765	34%	$(351)	(9)%
Cost of maintenance and support	1,401	19%	1,154	19%	247	21%

Total cost of revenue	$4,815	27%	$4,919	28%	$(104)	(2)%

Gross profit	$13,024	73%	$12,407	72%	$617	5%

          Cost of license and implementation. Cost of license and implementation decreased $0.4 million to $3.4 million for the three months ended June 30, 2010 from $3.8 million for the three months ended June 30, 2009, representing a 9% decrease. The decrease in cost of license and implementation is principally attributable to a decrease of $0.7 million in personnel costs primarily resulting from the reassignment of personnel with specific technical expertise that are no longer assisting with implementation tasks. In addition, there was a decrease of $0.1 million of third party deployment software expense and $0.1 million in amortization costs related to limited term license contracts. These decreases were partially offset by a $0.2 million unfavorable change in foreign currency exchange, $0.1 million of third party system integrator expense, $0.1 million of travel expense and $0.1 million of share-based compensation expense as a result of additional grants of restricted stock units and stock appreciation rights. License and implementation gross margins were 67% for the three months ended June 30, 2010 as compared to 66% for the three months ended June 30, 2009. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $1.4 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009, representing a 21% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins for the three months ended June 30, 2010 and 2009 were 81%, respectively.
          Gross profit. Gross profit increased $0.6 million to $13.0 million for the three months ended June 30, 2010 from $12.4 million for the three months ended June 30, 2009, representing a 5% increase. The increase in gross profit was principally attributed to the increase in overall revenue and the improvement in our license and implementation revenue gross margins.
          Operating expenses:

	For the Three Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$8,517	48%	$5,561	32%	$2,956	53%
Research and development	5,472	31%	4,774	28%	698	15%

Total operating expenses	$13,989	79%	$10,335	60%	$3,654	35%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.0 million to $8.5 million for the three months ended June 30, 2010 from $5.5 million for the three months ended June 30, 2009, representing a 53% increase. The increase was principally attributed to $1.0 million of litigation expense. In addition as part of our increased investment in sales and marketing, there was an increase of $0.4 million of sales personnel expense, $0.3 million of marketing expense, $0.3 million of travel expense and $0.2 million of recruiting expense. Also, there was an increase of $0.5 million of share-based compensation expense as a result of additional grants of restricted stock units and stock appreciation rights and the acceleration of share-based compensation expense related to a severance agreement of $0.3 million.
          Research and development expenses. Research and development expenses increased $0.7 million to $5.5 million for the three months ended June 30, 2010 from $4.8 million for the three months ended June 30, 2009, representing a 15% increase. The increase was principally attributed to an increase of $0.6 million of personnel expense of which $0.3 million was a result of the continued investment in our software products and $0.3 million resulting from the reassignment of personnel with specific technical expertise that are no longer assisting with implementation tasks.

          Other income:

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Interest income	$18	$57	$(39)	(68)%

Other income	$18	$57	$(39)	(68)%

          Interest income. Interest income decreased $39,000 to $18,000 for the three months ended June 30, 2010 from $57,000 for the three months ended June 30, 2009, representing a 68% decrease. The decrease was the result of lower interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short-term interest bearing obligations with original maturities less than 90 days.
          Income tax provision (benefit):

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(34)%	28%	n/a	(62)%
Income tax provision (benefit)	$(319)	$594	$(913)	(154)%
          Income tax provision (benefit). Our income tax provision decreased $0.9 million to an income tax benefit of $0.3 million for the three months ended June 30, 2010 from an income tax provision of $0.6 million for the three months ended June 30, 2009. The effective tax rate was a 34% tax benefit and a 28% tax provision for the three months ended June 30, 2010 and 2009, respectively.
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
          At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The difference between our effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2010 was primarily attributable to a pre-tax loss during the three and the six months ending June 30, 2010 which resulted in a federal tax benefit in both periods offset by a tax provision for both state and foreign taxes.
          Comparison of six months ended June 30, 2010 with six months ended June 30, 2009
          Revenue:

	For the Six Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$20,802	59%	$23,128	65%	$(2,326)	(10)%
Maintenance and support	14,364	41%	12,224	35%	2,140	18%

Total	$35,166	100%	$35,352	100%	$(186)	(1)%

          License and implementation. License and implementation revenue decreased $2.3 million to $20.8 million for the six months ended June 30, 2010 from $23.1 million for the six months ended June 30, 2009, representing a 10% decrease. Generally, license and implementation revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation. Even though the number of implementations for which services were provided remained flat period over period, we have a limited number of contracts that require us to defer revenue until the implementation is complete which has resulted in a decrease of license and implementation revenue. In addition, there was a 22% decrease in the number of man-days that generate perpetual license and implementation revenue period over period. This decrease was offset by a 16% increase in license and implementation revenue recognized per man-day period over period.
          Maintenance and support. Maintenance and support revenue increased $2.1 million to $14.3 million for the six months ended June 30, 2010 from $12.2 million for the six months ended June 30, 2009, representing an 18% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services.
          Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$6,634	32%	$7,357	32%	$(723)	(10)%
Cost of maintenance and support	2,896	20%	2,380	19%	516	22%

Total cost of revenue	$9,530	27%	$9,737	28%	$(207)	(2)%

Gross profit	$25,636	73%	$25,615	72%	$21	0%

          Cost of license and implementation. Cost of license and implementation decreased $0.7 million to $6.6 million for the six months ended June 30, 2010 from $7.3 million for the six months ended June 30, 2009, representing a 10% decrease. The decrease in cost of license and implementation is principally attributable to a decrease of $1.2 million in personnel costs primarily resulting from the reassignment of personnel with specific technical expertise that are no longer assisting with implementation tasks. In addition, there was a decrease of $0.2 million in amortization costs related to limited term license contracts. These decreases were partially offset by an increase of $0.3 million of third party system integrator expense, $0.2 million of third party deployment software, $0.1 million unfavorable change in foreign currency exchange, and $0.1 million of share-based compensation expense as a result of additional grants of restricted stock units and stock appreciation rights. License and implementation gross margins were 68% for the six months ended June 30, 2010 and 2009, respectively. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $2.9 million for the six months ended June 30, 2010 from $2.4 million for the six months ended June 30, 2009, representing a 22% increase. The increase in cost of maintenance and support is principally attributable to the incurred levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 80% for the six months ended June 30, 2010 compared with 81% for the six months ended June 30, 2009.
          Gross profit. Gross profit remained relatively unchanged for the six months ended June 30, 2010 and 2009, respectively.
          Operating expenses:

	For the Six Months Ended June 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$15,149	43%	$11,065	31%	$4,084	37%
Research and development	10,686	30%	9,822	28%	864	9%

Total operating expenses	$25,835	73%	$20,887	59%	$4,948	24%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.0 million to $15.1 million for the six months ended June 30, 2010 from $11.1 million for the six months ended June 30, 2009, representing a

37% increase. The increase was principally attributed to $1.0 million of litigation expense. In addition as part of our increased investment in sales and marketing, there was an increase of $0.7 million of sales personnel expense, $0.6 million of marketing expense, $0.4 million of travel expense and $0.3 million of recruiting expense. Also, there was an increase of $0.7 million of share-based compensation expense as a result of additional grants of restricted stock units and stock appreciation rights and the acceleration of share-based compensation expense related to a severance agreement of $0.3 million.
     Research and development expenses. Research and development expenses increased $0.9 million to $10.7 million for the six months ended June 30, 2010 from $9.8 million for the six months ended June 30, 2009, representing a 9% increase. The increase was principally attributed to an increase of $0.8 million of personnel expense of which $0.5 million was a result of the continued investment in our software products and $0.3 million resulting from the reassignment of personnel with specific technical expertise that are no longer assisting with implementation tasks.
Other income:

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Interest income	$29	$147	$(118)	(80)%

Other income (expense), net	$29	$147	$(118)	(80)%

          Interest income. Interest income decreased $0.1 million to $29,000 for the six months ended June 30, 2010 from $0.1 million for the six months ended June 30, 2009, representing an 80% decrease. The decrease was the result of lower interest rates earned on higher invested cash and short-term investments. Interest income is generated from the investment of cash balances in short-term interest bearing obligations with original maturities less than 90 days.
          Income tax provision (benefit):

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(8)%	28%	n/a	(36)%
Income tax provision (benefit)	$(13)	$1,349	$(1,362)	—
          Income tax provision (benefit). Our income tax provision decreased $1.4 million to an income tax benefit of $13,000 for the six months ended June 30, 2010 from an income tax provision of $1.3 million for the six months ended June 30, 2009. The effective tax rate was a benefit of 8% and a provision of 28% for the six months ended June 30, 2010 and 2009, respectively.
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
          At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The difference between our effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2010 was primarily attributable to a pre-tax loss during the three and the six months ending June 30, 2010 which resulted in a federal tax benefit in both periods offset by a tax provision for both state and foreign taxes.

     Liquidity and capital resources
          At June 30, 2010, we had $60.8 million of cash and cash equivalents and $52.2 million of working capital as compared to $62.4 million of cash and cash equivalents and $50.8 million of working capital at December 31, 2009. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally stock-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
          Our working capital was $52.2 million at June 30, 2010 compared to $50.8 million at December 31, 2009, an increase of $1.4 million, or 3%. The increase in working capital was principally attributable to an increase in our current assets of $8.2 million principally as a result of an increase of $8.9 million of net accounts receivable, an increase of $0.9 million of prepaid assets, offset by a decrease of $1.7 million of cash and cash equivalents. The increase in current assets was offset by an increase of current liabilities of $6.7 million as a result of an increase of $6.3 million of current deferred revenue, an increase of $1.6 million in accounts payable offset by a decrease of $1.2 million of accrued liabilities.
          Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense. At June 30, 2010, we have restricted cash of $0.4 million related to a letters of credit.
          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009

Net cash provided by operating activities	$53	$2,117
Net cash used in investing activities	(1,267)	(380)
Net cash (used in) provided by financing activities	(464)	30
Cash and cash equivalents (end of period)	$60,771	$53,746
     Cash flow analysis:
          Net cash used in operations is principally attributable to a net reduction of $3.4 million in operating assets and liabilities, offset by a net increase of $3.4 million in net earnings before non-cash expenses (principally depreciation, share-based compensation and excess tax benefits on the vesting of restricted stock units). Uses of cash from investing activities for the six months ended June 30, 2010 consisted of $0.9 million of purchases of property and equipment and an increase of $0.4 million in restricted cash related to a letter of credit. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of restricted stock units, offset by excess tax benefits on the vesting of restricted stock units and proceeds from stock option exercises.
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
     Recent accounting pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 amends ASC Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU 2009-14 amends ASC Topic 985 to remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. We are required to adopt ASU 2009-13 and ASU 2009-14 on January 1, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2009-13 and ASU 2009-14 on its consolidated financial statements.
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
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2010 would have resulted in a $58,000 loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.
Item 4. Controls and procedures
     Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because our internal controls over the recognition of revenue were not operating effectively to ensure that certain terms and conditions relevant to new sales contracts were identified and evaluated for accurate revenue recognition. This control deficiency previously disclosed in Item 9A of our Annual Report on Form 10-K filed for the year ended December 31, 2009, if not remediated, could materially affect our revenue and deferred revenue accounts and related disclosures which would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.
     Changes in Internal Control over Financial Reporting
          As further described in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, we made changes to our internal control over financial reporting that materially affected our internal control over financial reporting. During the three months ended June 30, 2010, we made no further changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Remediation Efforts
          We are undertaking efforts to remediate the material weakness, previously disclosed in Item 9A of our Annual Report on Form 10-K filed for the year ended December 31, 2009, in the identification and proper GAAP accounting treatment of certain terms and conditions in our new sales contracts. During the first half of 2010, we designed and implemented additional training programs to provide our personnel with an improved level of knowledge of the complexities related to software revenue recognition and the application of GAAP commensurate with their responsibilities and our financial reporting requirements. Additionally, we began, in the first quarter of 2010, the following additional actions to address the material weakness:
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
          Although we believe the remediation efforts we have taken will improve our internal control over financial reporting and our disclosure controls and procedures, additional time is required to demonstrate these remediation efforts result in the effective operation of our internal controls. Management will continue to closely monitor the remediation plan and take steps to remedy the identified material weakness and intends to continue to implement the necessary changes to remediate this material weakness during fiscal year 2010.
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
          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada against us alleging that we failed to deliver contracted for software. The claims brought by Harrah’s, as amended, include breach of contract, fraud and negligent misrepresentation. In May 2008, we filed an answer and have brought counterclaims, as amended, for breach of contract, violation of the duty of good faith and fair dealing, breach of confidentiality and misappropriation of trade secrets. We believe the attempted termination of the contract by Harrah’s is wrongful, and we are vigorously defending this matter and seeking payment of remaining amounts owed under the contract. Certain management and key personnel are devoting significant time to this matter. Given the inherent uncertainties in any litigation, we are unable to make any predictions as to the ultimate outcome and no provision for loss or other costs has been recorded. We had $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract as of March 31, 2008. In April 2008, these amounts were netted and $4.9 million was classified as other current liabilities given the uncertainty associated with this contract and the litigation. This amount has not changed since April 2008 and will continue to be presented in the accompanying unaudited condensed consolidated balance sheets as other current liabilities. We have reached the limits of our insurance coverage and have incurred $1.0 million of litigation expense in for the three months ended June 30, 2010. We expect to incur approximately $1.4 million of litigation expenses in the third quarter of 2010 and increasing on a quarterly basis as we approach trial. Unless the matter is resolved earlier, the trial date is currently scheduled for the first quarter of 2011. As the litigation process is inherently uncertain, we are unable to predict the outcome or ultimate cost of the above described matter. Costs and losses from the litigation could have a material impact on our business and results of operations or financial position.
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
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. Until the credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 34%, net of other tax credits.
          Our software products require implementation projects that are subject to significant risks and delays, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.
          The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. We recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.
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
          We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2010, $10.0 million remained available for repurchase under the existing repurchase authorization.
          We did not make any purchases of our common stock under this program for the three months ended June 30, 2010.
Item 3. Defaults upon senior securities.
None.
Item 4. [Removed and Reserved pursuant to SEC Release No. 34-6175A]
Item 5. Other information.
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

PROS HOLDINGS, INC.
Date: August 5, 2010	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)