Form 10-Q
period 2010-09-30
PROS Holdings, Inc.
filed 2010-11-04
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,185,447 as of November 1, 2010.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended September 30, 2010
Table of Contents
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

PART I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$53,063	$62,449
Restricted cash	73	—
Accounts and unbilled receivables, net of allowance of $950 and $1,300, respectively	19,591	12,035
Prepaid and other current assets	7,717	4,143

Total current assets	80,444	78,627
Restricted cash	293	—
Property and equipment, net	3,173	2,959
Other long term assets, net	2,567	3,743

Total assets	$86,477	$85,329

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,476	$1,198
Accrued liabilities	1,306	3,199
Accrued payroll and other employee benefits	4,551	4,510
Deferred revenue	21,739	14,099
Other current liabilities	—	4,866

Total current liabilities	29,072	27,872
Long-term deferred revenue	1,208	2,418

Total liabilities	30,280	30,290

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,565,369 and 30,163,508 shares issued, respectively, 26,147,784 and 25,745,923 shares outstanding, respectively	31	30
Additional paid-in capital	67,184	63,439
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive (loss) income	(26)	—
Retained earnings	2,946	5,508

Total stockholders’ equity	56,197	55,039

Total liabilities and stockholders’ equity	$86,477	$85,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue:
License and implementation	$8,580	$10,276	$29,382	$33,404
Maintenance and support	7,106	6,234	21,470	18,458

Total revenue	15,686	16,510	50,852	51,862

Cost of revenue:
License and implementation	3,798	3,065	10,432	10,422
Maintenance and support	1,486	1,226	4,382	3,606

Total cost of revenue	5,284	4,291	14,814	14,028

Gross profit	10,402	12,219	36,038	37,834

Operating expenses:
Selling, general and administrative	9,334	5,954	24,484	17,019
Research and development	4,856	5,177	15,542	14,999

(Loss) income from operations	(3,788)	1,088	(3,988)	5,816
Other income:
Interest income	24	30	53	177

(Loss) income before income tax provision	(3,764)	1,118	(3,935)	5,993
Income tax (benefit) provision	(1,359)	320	(1,373)	1,669

Net (loss) income	$(2,405)	$798	$(2,562)	$4,324

Net (loss) earnings attributable to common stockholders per share:
Basic	$(0.09)	$0.03	$(0.10)	$0.17
Diluted	$(0.09)	$0.03	$(0.10)	$0.16

Weighted average number of shares:
Basic	26,088,971	25,718,342	26,011,473	25,702,736
Diluted	26,088,971	26,397,958	26,011,473	26,395,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net (loss) income	$(2,562)	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,020	952
Stock-based compensation	4,461	4,022
Excess tax benefits on vesting of restricted stock units	(623)	—
Deferred income taxes	(114)	89
Provision for doubtful accounts	(157)	36
Changes in operating assets and liabilities:
Accounts receivable	(7,597)	(1,398)
Unbilled receivables	(1,383)	(1,789)
Prepaid expenses and other	(2,094)	(1,416)
Accounts payable, accrued liabilities and accrued payroll	7	(1,042)
Other current liabilities	(4,867)	—
Deferred revenue	6,430	892

Net cash (used in) provided by operating activities	(7,479)	4,670

Investing activities:
Purchases of property and equipment	(1,261)	(782)
Increase in restricted cash	(366)	—

Net cash used in investing activities	(1,627)	(782)

Financing activities:
Exercise of stock options	291	70
Excess tax benefits on vesting of restricted stock units	623	—
Tax withholding related to net share settlement of restricted stock units	(1,194)	—

Net cash (used in) provided by financing activities	(280)	70

Net (decrease) increase in cash and cash equivalents	(9,386)	3,958
Cash and cash equivalents:
Beginning of period	62,449	51,979

End of period	$53,063	$55,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Summary of business and basis of presentation
     Nature of operations
          PROS Holdings, Inc., a Delaware corporation and wholly-owned subsidiaries (the “Company”), is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best-practices. Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance. The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. These innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and market data from external sources. The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance. The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.
     Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.
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
     Fair value measurements
          At September 30, 2010, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $38.0 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. At December 31, 2009, the Company had $45.4 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement and Disclosure.” Our diversified money market funds and treasury money market funds have a fair value that is not materially different from its carrying amount.
     Deferred revenue and unbilled receivables
          Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. The Company generally invoices for maintenance and support services on a monthly, a quarterly or an annual basis through the maintenance and support period.
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
     Income taxes
          Historically, the Company’s federal effective tax rate has been lower than the statutory rate of 34% largely due to the application of general business tax credits, such as the Research and Experimentation (“R&E”) tax credit. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, the Company will record federal income taxes (benefit) in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit the Company, if any.
          At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three months ended September 30, 2010 and 2009 was a benefit of 36% and a provision of 29%, respectively, and our effective tax rate for the nine months ended September 30, 2010 and 2009 was a benefit of 35% and a provision of 28%, respectively. The difference between our effective tax rate and the federal statutory rate of 34% for the three and nine months ended September 30, 2010 was primarily attributable to the Company incurring a pre-tax loss during the three and the nine months ending September 30, 2010 which resulted in a federal tax benefit in both periods offset by a tax provision for both state and foreign taxes.

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
2. Earnings per share
          The Company computes basic (loss) earnings per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted (loss) earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights.
          Approximately 3,496,966 and 2,270,725 of potential common shares have not been considered in the diluted (loss) earnings per share calculation for the three and nine months ended September 30, 2010 and 2009, respectively, as the effect would be anti-dilutive.
          The following tables set forth the computation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income attributable to common stockholders	$(2,405)	$798	$(2,562)	$4,324

Denominator:
Weighted average shares (basic)	26,089	25,718	26,011	25,703
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	680	—	692

Weighted average shares (diluted)	26,089	26,398	26,011	26,395
Basic (loss) earnings per share	$(0.09)	$0.03	$(0.10)	$0.17
Diluted (loss) earnings per share	$(0.09)	$0.03	$(0.10)	$0.16
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
          In March 2010, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of September 30, 2010, 631,303 shares remained available for issuance under this plan. At September 30, 2010, 1,959,873 stock options were outstanding with a weighted average exercise price of $10.58, 1,222,593 restricted stock units were outstanding and 314,500 stock appreciation rights were outstanding. The Company granted 8,000 shares of restricted stock units and 12,000 shares of stock appreciation rights during the three months ended September 30, 2010. For the nine months ended September 30, 2010, the company granted 426,900 restricted stock units and 314,500 stock appreciation rights. The Company did not grant any stock options during the nine months ended September 30, 2010. At September 30, 2010, there was an estimated $10.1 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 1.4 years.
          Stock-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of operations. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Stock-based compensation:
Cost of license and implementation revenue	$96	$229	$614	$640

Total included in cost of revenue	96	229	614	640

Selling, general and administrative	903	804	2,957	2,127
Research and development	51	438	890	1,254

Total included in operating expenses	954	1,242	3,847	3,381

Total stock-based compensation expense	$1,050	$1,471	$4,461	$4,021

          Included in the stock-based compensation expense for the nine months ended September 30, 2010 is $0.3 million of accelerated share-based compensation expense related to a severance agreement. In addition, the three and nine months ended September 30, 2010 includes a $0.2 million out of period adjustment and $0.2 million current period adjustment both of which reduced share-based compensation expense resulting from changes in forfeiture rate and other charges.
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
          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada. The Company in turn brought counterclaims against Harrah’s. On September 2, 2010, the parties settled the dispute and neither party admitted liability. As part of the settlement, the Company agreed to pay $9.0 million, which approximates the cash received by the Company under the original contract with Harrah’s. The settlement resulted in a pre-tax charge to operating income of $5.1 million, of which $3.1 million was a reduction of revenue and $2.0 million was an expense, and the release of $4.9 million classified as other current liabilities. The $4.9 million of other current liabilities consisted of $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract. Included in the $5.1 million third quarter charge are legal fees of $1.0 million.
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
     Cautionary statement
          The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 set forth in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”). This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
     Overview
          We are a leading provider of pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high-volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub second electronic transactions. We provide professional services including configuring our software products to meet the specific pricing needs of each customer and other implementation services. We provide our software products to enterprises across a range of industries, including manufacturing, distribution, services, hotel and cruise, and airline.
          Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time transaction pricing products differ from fixed-list retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sales transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to optimally and dynamically price each individual transaction. We have installed over 300 solutions for over 100 customers across a range of industries in more than 40 countries.

     Trends and uncertainties
          We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated and in the early innovator stage of adoption. Market interest for our software has increased over the past several years. While there appears to be some improvement in the economy, the current economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and margin optimization software and may increase the volatility in our business. Due to the difficult economic conditions, we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including, requesting changes to our contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.
•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 69% and 61% of our consolidated revenues were derived from customers outside the United States for the three months ended September 30, 2010 and 2009, respectively, and approximately 61% and 59% of our consolidated revenues were derived from customers outside the United States for the nine months ended September 30, 2010 and 2009, respectively. The current economic environment could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.
•	Research and experimentation tax credit. At the end of 2009, Congress recessed without reinstating the Research & Experimentation (“R&E”) tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record the federal income tax provision (benefit) in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
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

          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the unaudited condensed consolidated statements of operations, represented approximately 6.2% and 5.6% of total revenue for the three months ended September 30, 2010 and 2009, respectively, and approximately 5.0% and 5.5% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.
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
          On September 2, 2010, we settled our sole legal dispute with a customer and neither party admitted liability. As part of the settlement, the Company agreed to pay $9.0 million, which approximates the cash received by us under the original contract. The settlement resulted in a pre-tax charge to operating income of $5.1 million of which $3.1 million was a reduction of revenue and $2.0 million was an expense. In accordance with the Accounting Standard Codification (“ASC”) 605-50, we reduced total revenue by $3.1 million, consisting of a reduction of $2.8 million in license and implementation revenue and a reduction of $0.3 million in maintenance and support revenue. In addition, we released the $4.9 million classified as other current liabilities, which consisted of $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract. Included in the $5.1 million third quarter charge are legal fees of $1.0 million in the quarter. We do not anticipate any future payment obligations related to the litigation.
     Results of operations
        Comparison of three months ended September 30, 2010 with three months ended September 30, 2009
          Revenue:

	For the Three Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$8,580	55%	$10,276	62%	$(1,696)	(17)%
Maintenance and support	7,106	45%	6,234	38%	872	14%

Total	$15,686	100%	$16,510	100%	$(824)	(5)%

          License and implementation. License and implementation revenue decreased $1.7 million to $8.6 million for the three months ended September 30, 2010 from $10.3 million for the three months ended September 30, 2009. The decline in license and implementation revenue for the three months ended September 30, 2010 was principally the result of a reduction of $2.8 million of license and implementation revenue associated with the one-time legal settlement. Without this reduction, license and implementation revenue would have increased $1.1 million, or 11%, period over period. In addition, an increase in license and implementation revenue in the period is due to a 15% increase in the number of man-days attributable to the implementation of our products. Also, there has been an increase of 12% in the number of implementations generating license and implementation revenue period over period.
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
          Maintenance and support. Maintenance and support revenue increased $0.9 million to $7.1 million for the three months ended September 30, 2010 from $6.2 million for the three months ended September 30, 2009, representing a 14% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services partially offset by a reduction of $0.3 million of maintenance and support revenue associated with the one-time legal settlement. Without this reduction, maintenance and support revenue would have increased $1.1 million or 18% period over period.
          Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$3,798	44%	$3,065	30%	$733	24%
Cost of maintenance and support	1,486	21%	1,226	20%	260	21%

Total cost of revenue	$5,284	34%	$4,291	26%	$993	23%

Gross profit	$10,402	66%	$12,219	74%	$(1,817)	(15)%

          Cost of license and implementation. Cost of license and implementation increased $0.7 million to $3.8 million for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009, representing a 24% increase. The increase in cost of license and implementation is principally attributable to an increase of $0.8 million of personnel costs, which includes $0.6 million of third party system integrators costs. In addition, there was an increase of $0.1 million of travel expense. These increases were partially offset by a decrease of $0.1 million of share-based compensation expense and a decrease of $0.1 million in the expensing of capitalized implementation costs from contracts in which revenue has been deferred. License and implementation gross margins were 56% for the three months ended September 30, 2010 as compared to 70% for the three months ended September 30, 2009. Without the reduction of $2.8 million of license and implementation revenue, license and implementation gross margins would have been 67%. In addition commencing in 2010, the utilization of systems integrators increased implementation costs which reduced gross margins approximately 2 percentage points. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.3 million to $1.5 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009, representing a 21% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 79% for the three months ended September 30, 2010 as compared to 80% for the three months ended September 30, 2009. The reduction of $0.3 million of maintenance and support revenue associated with the one-time legal settlement negatively impacted gross margins by 1 percentage point.
          Gross profit. Gross profit decreased $1.8 million to $10.4 million for the three months ended September 30, 2010 from $12.2 million for the three months ended September 30, 2009, representing a 15% decrease. The decrease in gross profit was principally attributed to the reduction of $3.1 million of total revenue associated with the one-time legal settlement which reduced gross margins by 6 percentage points.
          Operating expenses:

	For the Three Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$9,334	60%	$5,954	36%	$3,380	57%
Research and development	4,856	31%	5,177	31%	(321)	(6)%

Total operating expenses	$14,190	90%	$11,131	67%	$3,059	27%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million to $9.3 million for the three months ended September 30, 2010 from $6.0 million for the three months ended September 30, 2009, representing a 57% increase. The increase was principally attributed to $2.0 million of legal fees and one-time legal settlement costs. In addition as part of our increased investment in sales and marketing, there was an increase of $0.5 million of sales personnel expense, $0.2 million of marketing expense, $0.2 million of travel expense, $0.1 million of share-based compensation expense and $0.1 million of sales personnel recruiting expense.

          Research and development expenses. Research and development expenses decreased $0.3 million to $4.9 million for the three months ended September 30, 2010 from $5.2 million for the three months ended September 30, 2009, representing a 6% decrease. The decrease was principally attributed to a $0.4 million reduction in share-based compensation expense, partially offset by $0.1 million increase in personnel expense.
          Income tax (benefit) provision:

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(36)%	29%	n/a	(65)%
Income tax (benefit) provision	$(1,359)	$320	$(1,679)	—
          Income tax (benefit) provision. Our income tax provision decreased $1.7 million to an income tax benefit of $1.4 million for the three months ended September 30, 2010 from an income tax provision of $0.3 million for the three months ended September 30, 2009. The effective tax rate was a 36% tax benefit and a 29% tax provision for the three months ended September 30, 2010 and 2009, respectively. The application of the R&E tax credit in 2009 reduced our overall tax rate from 38% to 29%.
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income tax (benefit) in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
          At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The difference between our effective tax rate and the federal statutory rate of 34% for the three months ended September 30, 2010 was primarily attributable to a pre-tax loss during the three months ending September 30, 2010 which resulted in a federal tax benefit in the period offset by a tax provision for both state and foreign taxes.
     Comparison of nine months ended September 30, 2010 with nine months ended September 30, 2009
          Revenue:

	For the Nine Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$29,382	58%	$33,404	64%	$(4,022)	(12)%
Maintenance and support	21,470	42%	18,458	36%	3,012	16%

Total	$50,852	100%	$51,862	100%	$(1,010)	(2)%

          License and implementation. License and implementation revenue decreased $4.0 million to $29.4 million for the nine months ended September 30, 2010 from $33.4 million for the nine months ended September 30, 2009. The decrease in our license and implementation revenue for the nine months ended September 30, 2010 was principally the result of a reduction of $2.8 million of licenses and implementation revenue associated with the one-time legal settlement. Without the reduction, license and implementation revenue would have decreased $1.2 million or 4%. The decrease of $1.2 million of license and implementation revenue is principally due to a limited number of contracts that require us to defer revenue until the implementation is complete. In addition, there was an 11% decrease in the number of man-days attributable to the implementation of our products period over period. Despite a 10% increase in the number of implementations in progress, license and implementation revenue recognized per man-day was relatively unchanged period over period.

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
          Maintenance and support. Maintenance and support revenue increased $3.0 million to $21.5 million for the nine months ended September 30, 2010 from $18.5 million for the nine months ended September 30, 2009, representing a 16% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services partially offset by the reduction of $0.3 million of maintenance and support revenue associated with the one-time legal settlement. Without the reduction, maintenance and support revenue would have increased $3.3 million or 18%.
          Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$10,432	36%	$10,422	31%	$10	0%
Cost of maintenance and support	4,382	20%	3,606	20%	776	22%

Total cost of revenue	$14,814	29%	$14,028	27%	$786	6%

Gross profit	$36,038	71%	$37,834	73%	$(1,796)	(5)%

          Cost of license and implementation. Cost of license and implementation was flat at $10.4 million for the nine months ended September 30, 2010 and 2009, respectively. There was a $0.9 million decrease in personnel costs related to implementations and a decrease of $0.3 million in the expensing of capitalized implementation costs from contracts in which revenue has been deferred. These decreases were offset by increases of $0.9 million of system integrator expense, $0.2 million of third party software expense, and $0.1 million related to an unfavorable change in foreign currency exchange. License and implementation gross margins were 64% for the nine months ended September 30, 2010 as compared to 69% for the nine months ended September 30, 2009. Without the reduction of $2.8 million of license and implementation revenue, license and implementation gross margins would have been 68%. In addition commencing in 2010, the utilization of systems integrators during the quarter increased implementation costs which reduced gross margins by approximately 1 percentage point. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.8 million to $4.4 million for the nine months ended September 30, 2010 from $3.6 million for the nine months ended September 30, 2009, representing a 22% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were flat at 80% for the nine months ended September 30, 2010 and 2009, respectively.
          Gross profit. Gross profit decreased $1.8 million to $36.0 million for the nine months ended September 30, 2010 from $37.8 million for the nine months ended September 30, 2009, representing a 5% decrease. The decrease in gross profit was principally attributed the reduction of $3.1 million of total revenue associated with the one-time legal settlement which reduced gross margins by 2 percentage points.

          Operating expenses:

	For the Nine Months Ended September 30,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$24,484	48%	$17,019	33%	$7,465	44%
Research and development	15,542	31%	14,999	29%	543	4%

Total operating expenses	$40,026	79%	$32,018	62%	$8,008	25%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.5 million to $24.5 million for the nine months ended September 30, 2010 from $17.0 million for the nine months ended September 30, 2009, representing a 44% increase. The increase was principally attributed to $3.0 million of legal fees and one-time legal settlement costs. In addition as part of our increased investment in sales and marketing, there was an increase of $1.3 million of sales personnel expense, $0.8 million of marketing expense, $0.8 million of share-based compensation expense, $0.7 million of travel expense and $0.3 million of sales personnel recruiting expense.
          Research and development expenses. Research and development expenses increased $0.5 million to $15.5 million for the nine months ended September 30, 2010 from $15.0 million for the nine months ended September 30, 2009, representing a 4% increase. The increase was principally attributed to an increase of $0.5 million of personnel expense of which $0.1 million was a result of the continued investment in our software products and $0.4 million in personnel costs. In addition, there was an increase of $0.1 million as a result of an increase in recruiting expense and an increase of $0.1 million of other expense. These increases were partially offset by a $0.4 million reduction in share-based compensation expense.
          Income tax (benefit) provision:

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(35)%	28%	n/a	(63)%
Income tax (benefit) provision	$(1,373)	$1,669	$(3,042)	—
          Income tax (benefit) provision. Our income tax provision decreased $3.0 million to an income tax benefit of $1.4 million for the nine months ended September 30, 2010 from an income tax provision of $1.7 million for the nine months ended September 30, 2009. The effective tax rate was a benefit of 35% and a provision of 28% for the nine months ended September 30, 2010 and 2009, respectively. The application of the R&E tax credit in 2009 reduced our overall tax rate from 37% to 28%.
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. However, unless the R&E tax credit is reinstated, we will record federal income tax (benefit) in 2010 at the enacted federal rate of 34%, net of other tax credits that may benefit us, if any.
          At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income (loss). This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The difference between our effective tax rate and the federal statutory rate of 34% for the nine months ended September 30, 2010 was primarily attributable to a pre-tax loss during the nine months ending September 30, 2010 which resulted in a federal tax benefit in the period offset by a tax provision for both state and foreign taxes.

     Liquidity and capital resources
          At September 30, 2010, we had $53.1 million of cash and cash equivalents and $51.4 million of working capital as compared to $62.4 million of cash and cash equivalents and $50.8 million of working capital at December 31, 2009. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally stock-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
          Our working capital was $51.4 million at September 30, 2010 compared to $50.8 million at December 31, 2009, an increase of $0.6 million, or 1%. The increase in working capital was principally attributable to an increase in current assets of $1.8 million principally as a result of an increase of $7.6 million in accounts receivable and an increase of $3.6 million of tax receivable included in prepaid and other assets offset by a decrease of $9.4 million in cash and cash equivalents principally as a result of the $9.0 million associated with a legal settlement. The increase in current assets was offset by an increase in current liabilities of $1.1 million as a result of an increase of $7.6 million in deferred revenue and an increase of $0.3 million in accounts payable offset by a decrease of $4.9 million in other current liabilities as a result of a legal settlement and a decrease of $1.9 million of accrued liabilities. We do not anticipate any future payment obligations related to the litigation.
          Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense. At September 30, 2010, we have restricted cash of $0.4 million related to letters of credit.
          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(7,479)	$4,670
Net cash used in investing activities	(1,627)	(782)
Net cash (used in) provided by financing activities	(280)	70
Cash and cash equivalents (end of period)	$53,063	$55,937
     Cash flow analysis:
          Net cash used in operations of $7.5 million for the nine months ended September 30, 2010 was negatively impacted by a one-time $11.0 million cash out-flow for legal fees and settlement costs. Without the one-time $11.0 cash out-flow, net cash provided by operating cash would have been $3.5 million. Operating cash flow excluding the one-time legal settlement costs was attributable to changes in operating assets and liabilities, and a net decrease of $2.0 million in net earnings before non-cash expenses (principally depreciation, share-based compensation, excess tax benefits on the vesting of restricted stock units and deferred taxes). Uses of cash from investing activities for the nine months ended September 30, 2010 consisted of $1.3 million of purchases of property and equipment and an increase of $0.4 million in restricted cash related to a letter of credit. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of restricted stock units, offset by excess tax benefits on the vesting of restricted stock units and proceeds from stock option exercises.
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
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2010 would have resulted in a $40,000 loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.
Item 4. Controls and procedures
     Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act. Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting
          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Remediation Efforts
          During the nine months ended September 30, 2010, we initiated efforts to remediate the material weakness, previously disclosed in Item 9A of our Annual Report on Form 10-K filed for the year ended December 31, 2009, in the identification and proper GAAP accounting treatment of certain terms and conditions in our new sales contracts. During March and June 2010 certain members of management attended software revenue recognition training programs to improve their level of knowledge of the complexities related to software revenue recognition and the application of GAAP. Additionally, we will provide additional training programs to provide our personnel with an improved level of knowledge of the complexities related to software revenue recognition and the application of GAAP commensurate with their responsibilities and our financial reporting requirements. Additionally, the following additional actions were taken to address the material weakness:
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
          As a result of the above actions, management has concluded that we have remediated the material weakness related to internal control over financial reporting as of September 30, 2010.
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
          In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada. We in turn brought counterclaims against Harrah’s. On September 2, 2010, the parties settled the dispute and neither party admitted liability. As part of the settlement, we agreed to pay $9.0 million, which approximates the cash received by us under the original contract with Harrah’s. The settlement resulted in a pre-tax charge to operating income of $5.1 million, of which $3.1 million was reduction of revenue and $2.0 million was an expense, and the release of $4.9 million classified as other current liabilities Included in the $5.1 million third quarter charge are legal fees of $1.0 million.
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
          There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers are changing their purchasing strategies, including, in some instances, requesting term licenses agreements as opposed to perpetual license agreements and increased negotiation of price or deciding to license one product rather than multiple products. Customers could also terminate or delay their implementations or maintenance contracts. Change in license terms or the loss of, or any significant decline in business from, one or more of our customers likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity, customers’ ability to complete implementation and future operating results.
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
          Our sales cycle may take several months to over a year. To sell our products successfully and obtain an executed contract, we generally have to educate our potential customers about the use and benefits of our products, which can require significant time, expense and capital without the ability to realize any revenue. During this sales cycle, we may expend substantial resources with no assurance that a sale will ultimately result. The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular quarter could reduce our revenue in that quarter. Overall, any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.
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
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits. At the end of 2009, Congress recessed without reinstating the R&E tax credit beyond the current expiration date of December 31, 2009. Since its enactment in 1981, Congress has reinstated on a retroactive basis the R&E tax credit several times. Unless the credit is reinstated, we will record federal income taxes in 2010 at the enacted federal rate of 34%, net of other tax credits.
        Our software products require implementation projects that are subject to significant risks and delays, the materialization of which could negatively impact the effectiveness of our solutions, resulting in harm to our reputation, business and financial performance.
          The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. We recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.
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
        If our executives and other key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.
          Our future success depends upon the performance and service of our executive officers and other key sales, development, science and professional services staff. The failure of our executives and key personnel to effectively manage our business or the loss of the services of our executive officers and other key personnel would harm our operations. In addition, our future success will depend in large part on our ability to attract and retain a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. We’ve recently added several new personnel, and their ability to learn our business and manage it effectively will be important to our continued growth and expansion. In addition, given the highly sophisticated pricing science included in our products, the pool of scientists and software developers qualified to work on our products is limited, and the implementation of our software products requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we

do. If our key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.
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
          We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2010, $10.0 million remained available for repurchase under the existing repurchase authorization.
          We did not make any purchases of our common stock under this program for the three months ended September 30, 2010.
Item 3. Defaults upon senior securities.
None.
Item 4. [Removed and Reserved pursuant to SEC Release No. 34-6175A]
Item 5. Other information.
None.
Item 6. Exhibits.

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

4.1	Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2	2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Albert Winemiller (incorporated by reference to the exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Albert Winemiller (incorporated by reference to the exhibit 10.11.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Albert E. Winemiller. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*	Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.2*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.3*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.4*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.11*	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.13*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.13.1*	Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.14	Settlement Agreement between PROS Holdings, Inc. and Harrah’s Entertainment, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2010).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contracts or compensatory arrangements

#	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: November 4, 2010	By:	/s/ Albert E. Winemiller
Albert E. Winemiller
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)