Form 10-K
period 2010-12-31
PROS Holdings, Inc.
filed 2011-02-28
CIK 1392972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§323.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, ” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $172,433,788 as of June 30, 2010 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of February 22, 2011, there were outstanding 26,599,039 shares of common stock, par value $0.001, of the registrant.
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
Part I
Item 1. Business
     Overview
               We are a leading provider of enterprise pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. We were founded in 1985 and initially focused our efforts on providing science-based revenue management software to the global airline industry. Starting in 1999, we diversified our product offering to include a broader suite of pricing and margin optimization functionality specializing in business to business targeting the manufacturing, distributions and services industries. We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization software.
               By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, scientifically segment their customers and markets to optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing and margin optimization science, which includes operations research, forecasting and statistics. Our innovative software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. We provide professional services to configure, integrate and customize our software products to meet the specific pricing needs of each customer.
               While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to improve pricing agility in dynamic markets, improve control of their pricing processes, and optimally price each individual transaction. Since inception, we have implemented over 500 solutions across a range of industries in 50 countries.
     Market background
               Pricing is an important component of an enterprise’s business processes and financial performance. Companies in the manufacturing, distribution, services, and travel industries can face a variety of pricing problems such as unnecessary discounting, quoting prices below breakeven, and perishable inventory. We believe that improving pricing is one of the most strategic and powerful ways for companies to improve their business and financial performance.

               A variety of trends are accelerating the need for better pricing. They include increasingly complex markets and business models, uncertain demand for products and services and volatile costs, greater sophistication and access to information of purchasers, proliferation of pricing entities and competitive alternatives, growing quantities of enterprise data and diminishing returns from traditional enterprise applications. One element contributing to pricing problems is the limited visibility into effective prices and margins at the time of quote. After accounting for discounts, promotions, rebates and allowances, a transaction’s profitability is significantly impacted. In addition, a lack of uniform pricing and goals, an unscientific, ad-hoc approach to pricing and a lack of complete, relevant and timely data further add to the pricing problems that we believe most companies in our target industries face. We believe most companies in our target industries have yet to develop or systematically implement pricing technology that can best meet business goals and generate optimal prices.
               We believe the market for pricing and margin optimization software is a large and emerging opportunity that spans most major industries. We are a leading provider of pricing and margin optimization products and we implement and support our products on a global basis across multiple industries and in complex and changing information technology and business environments.
     Our products
               Our software products apply pricing and margin optimization science to determine, analyze and execute optimal pricing strategies. They support pricing decisions through the aggregation and analysis of extensive enterprise application data, transactional data and market information. Our software also uses data elements that are determined using advanced pricing and margin optimization science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure our software products to meet the specific pricing needs of each customer. Our software products have a single code base and a single integrated database and currently operate in some of the largest, most complex and demanding information technology environments.
               Our software products help customers improve their business and financial performance through several key benefits, which include:
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
     PROS Pricing Solution Suite
               Our PROS Pricing Solution Suite is our set of integrated software products that enable enterprises in the manufacturing, distribution, and services industries to apply pricing and margin optimization science to determine, analyze and execute optimal pricing strategies. The design of our PROS Pricing Solution Suite allows our customers to deploy all of the products at once or to implement our products incrementally.
               PROS pricing solution suite of products provide the tools and processes to:
•	identify and understand detrimental pricing trends;

•	understand the components of margin variance, including price, cost, volume, product mix and exchange rate effects;

•	understand differences in segment purchasing behavior;

•	proactively monitor pricing performance and market conditions;

•	determine how individual customers contribute to overall revenue and profitability;

•	create and manage pricing policies and rules that are aligned with corporate strategies;

•	automatically generate mass price updates when pricing inputs change, including costs, competitor prices, market indices, supply availability or demand metrics;

•	set up and manage field pricing and discounting guidelines based on pricing policies and benchmarks;

•	manage pricing approval and exception thresholds and the pricing approval workflow to ensure consistency in the pricing process and maintain transaction histories;

•	more accurately understand transaction economics including the impact of discounts, rebates, allowances, shipping terms, payment terms, replacement costs and other factors that can influence the profitability of a transaction;

•	communicate price targets, price floors and profitability guidelines to appropriate decision-makers within an organization;

•	consider important transaction context to aid in better price negotiations, including insight into customer price history and willingness-to-pay, current and planned inventory levels and recent trends in demand, supply, cost or competition; and

•	evaluate transaction scenarios and allow comparisons to previous transactions and peer group benchmarks based on relevant metrics.
               The Our PROS Pricing Solution Suite consists of the following products:
•	Scientific Analytics helps companies gain insight into their pricing performance, allowing them to take action to correct poor performance and take advantage of time-sensitive opportunities.

•	Price Optimizer allows companies to streamline pricing processes and institute control of pricing policies to support corporate business goals. It allows organizations to create multiple segment-specific rules-based price lists and quickly modify prices or guidelines in response to changes in business conditions or strategy.

•	Deal Optimizer provides a sales force with the guidelines, additional context and information to negotiate better prices over the entire deal horizon.
     PROS Revenue Management Solution Suite
               We have a mature suite of industry specific revenue management software products that we sell to the enterprises in our travel target market including the airline, hotel, and cruise industries. PROS revenue management products drive revenue and profit-maximizing business strategies through the application of advanced forecasting and optimization technologies and decision-support capabilities.
               PROS revenue management products provide the tools and processes to:
•	maximize revenue and profitability;

•	quickly adapt to changing market conditions and business objectives;

•	differentiate customers by market and sales channel;

•	conduct real-time negotiations effectively;

•	monitor pricing and revenue management performance; and

•	increase customer loyalty by providing the right product to the right customer at the right time.

               The PROS Revenue Management Suite includes the following products:
•	PROS Analytics for Airlines identifies hidden revenue leaks and opportunities

•	PROS Revenue Management product manages passenger demand with either leg- or segment-based revenue optimization;

•	PROS O&D products manage passenger demand with passenger name record, or PNR, based revenue optimization;

•	PROS Real-Time Dynamic Pricing product determines the optimal prices based on real-time evaluations;

•	PROS Group Revenue Management product manages revenues related to group requests and bookings;

•	PROS Network Revenue Planning product delivers network-oriented fare class segmentation;

•	PROS Cruise Pricing and Revenue Optimization product allows customers to understand their consumers price sensitivities, track competitor behavior, and quickly set prices and availability.

•	PROS Hotel Revenue Optimization product helps customers simplify, accelerate, and improve pricing decision making.
     Technology
               Software architecture. Our software architecture is based on open standards such as Java, Flex, XML and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.
               Service-Oriented Architecture. A comprehensive Web Services API is at the heart of our architecture. This enables extension onto other platforms and the creation of rich product integration capabilities. This is also the foundation of our strategy which allows us to bring our capabilities to the tools that users are already using.
               Embedded Science. We have developed robust science-based capabilities such as forecasting, optimization, segmentation, compliments and substitute product recommendations and price guidance by leveraging the deep expertise and research of our science and research group. These capabilities are industry-independent and are validated using our internally-developed verification and testing processes.
               Configuration vs. Custom Coding. Our products can be configured to meet each customer’s business needs through configuration rather than custom code. The configuration capabilities define both a business layer, including definition of user workflows, executive dashboards, analytics views, approval processes and alerts, as well as a data layer that permits configuration of data structures, including hierarchical dimensions and measures.
               Performance and scalability. Our solutions operate in some of the largest and most demanding enterprise environments. The scalability of our technology has been tested at leading vendor benchmark performance centers. The tests have validated the ability of our software products to scale to large data volumes and high user request rates.
               Data integration. The data needed to execute pricing and margin optimization functionality typically resides in a company’s ERP, SCM, and CRM systems, and industry-specific transaction systems. In addition, office productivity tools such as spreadsheets and external market data sources are common. Our data integration capabilities utilize web services and file-based data interfacing to bring data from disparate sources together into a single cohesive database. We also seek to maintain the highest levels of SAP product integrations.
     Science and research
               We believe that our long-term investment in pricing science differentiates us from our competitors. We are committed to developing high value science-based pricing and margin optimization software products as is evident by our continued investment in research and development. Research and development spending was 29% of total revenue for the year ended December 31, 2010.

               We employ scientists, many of which are PhDs, and all of whom are engaged in the advancement of pricing and margin optimization technology and its implementation in our software products. These scientists have specialties including but not limited to operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, and our product development, sales and marketing, and professional services staff, to keep our science efforts relevant to real-world demands.
     Services
          Pricing and implementation professional services
               Our software product implementations are different from most information technology, or IT, projects. We have developed a standardized and tested implementation process and have experience implementing our software products in global enterprises across multiple industries. Since inception, we have implemented over 500 solutions across a range of industries in 50 countries.
               Our pricing services personnel are responsible for working closely with our customers to develop an integrated project plan and to accelerate time to value realization for our customers by starting with industry based pricing best practices already embedded in industry-specific solutions. Our pricing professional services include analyzing a customer’s current pricing processes, identifying specific high-value pricing needs and relevant pricing data and initial configuration of our software products to meet the requirements of our customers. Our implementation services personnel are responsible for the configuration, the technical deployment and support for our customers in the deployment of our software products, as necessary, to meet each customer’s needs. Our implementation professional services include implementing our software products to configuration specifications, assisting customers in loading and validating pricing data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.
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
     Customers
               We provide our software products to customers in the manufacturing, distribution, services, hotel and cruise, and airline industries. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations. Approximately 60%, 59%, and 54% of our total revenue came from customers outside the United States for the years ended December 31, 2010, 2009 and 2008, respectively. Our business, financial condition and results of operations could be adversely impacted by currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdiction in which we operate. For additional geographic information with respect to our customers, see Note 10 of the Notes to the Consolidated Financial Statements. In 2010, 2009 and 2008, we had no single customer that accounted for 10% or more of revenue.
     Backlog
               Our backlog is derived from agreements that we believe to be firm commitments to provide software products and related implementation and maintenance services in the future. Our backlog varies significantly period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers. We generally do not recognize license and implementation revenue upon signing a new contract with a customer; and we do not seek to accelerate our sales processes around any reporting period.
               Our backlog is also significantly based on estimates and judgments that we make regarding total contract values. For example, we could have agreements that include refund, delay or termination for convenience provisions, and we exercise judgment over the extent to which, if any, we include these agreements in our backlog. However, based on our history of successfully implementing our software products we generally include the full estimated value of these agreements in backlog.

               We make significant estimates and judgments regarding maintenance renewals and changes to existing maintenance agreements. Backlog includes committed maintenance amounts and amounts payable to us under maintenance agreements that we reasonably expect to renew. Backlog includes annualized monthly maintenance reduced by our historical average maintenance non-renewal rate and committed maintenance amounts on contracts for which maintenance has yet to commence.
               We compute our backlog as of a specific date, and we update our backlog to reflect changes in our estimates and judgments or subsequent additions, delays, terminations or reductions in our agreements. We also have agreements denominated in foreign currencies, and variation in currency exchange rates can influence our calculation of backlog. We compute backlog using then-existing currency exchange rates and we update backlog to reflect changes in these rates.
               For these and other reasons, we do not believe that our backlog is a meaningful indicator of future revenue to be recognized in any particular period, and there can be no assurance that our backlog at any point in time will translate into revenue in any subsequent period.
               We had backlog of $107.0 million as of December 31, 2010 as compared to backlog of $84.3 million as of December 31, 2009. The portion of our backlog as of December 31, 2010 reasonably expected to be recognized as revenue within the next twelve months is estimated to be $72.0 million.
     Sales and marketing
               We sell and market our software products primarily through our direct sales force from our headquarters in Houston, Texas. Our sales force is organized by our target markets of manufacturing, distribution, services and travel and is responsible for the worldwide sale of our products to new and existing customers. Our sales force works in concert with our pricing solutions personnel for selling and product demonstrations to new customers.
               Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of PROS and our pricing and margin optimization software products. We host conferences for pricing and revenue management professionals, host informational web seminars and we participate in and sponsor other industry and trade conferences and organizations.
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

               We compete with a number of larger and smaller companies and in the future we believe competition will increase as companies come into this market segment. We believe we are able to compete successfully with these vendors due to our long history of providing prescriptive pricing and margin optimization software products, the scope of our offerings and the flexibility and scalability of our architecture and our commitment to product innovation.
               There are also several large enterprise application providers, such as JDA Software, Oracle and SAP that have developed offerings that include limited pricing and margin optimization functionality. JDA Software and Oracle entered the market primarily through their acquisitions of Manugistics and Siebel Systems, respectively, and SAP resells Vendavo’s products. We believe these vendors do not provide all of the pricing and margin optimization functionality needed to support a pricing excellence-focused organization. These vendors may seek to compete on price and by bundling their pricing and margin optimization applications with other enterprise applications. We distinguish ourselves from these vendors with the breadth and depth of the functionality, the robust integration capabilities of our products and providing high-value pricing and margin optimization software to a global customer base in multiple industries.
               In addition, there are a number of vendors that provide pricing and margin optimization software for specific industries. In the hotel industry, we compete with IDeaS — A SAS COMPANY and Easy RMS, and in the airline industry, we compete with Sabre Airline Solutions and Lufthansa Systems. One industry in which we do not compete is retail, where vendors include DemandTec, JDA Software, Oracle and SAP. Oracle and SAP entered this retail market through their acquisitions of ProfitLogic and Khimetrics, respectively.
               Our products also compete with solutions developed internally by businesses. These businesses rely upon a combination of manual processes, external consultants, spreadsheets and internally developed software tools to conduct pricing activities.
     Intellectual property
               Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patents, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. As of the date of this filing, we also have three issued U.S. patents and six pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection.
     Research and development
               Our research and development program involves enhancing existing products to add new functionality and creating new products to meet other market demands. Our research and development expenses include costs associated with our product management, product development and science and research groups. Our research and development expenses were $20.7 million, $20.1 million and $20.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Employees
               As of December 31, 2010, we had 415 full-time personnel which include 354 employees and 61 independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.
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
     Annual CEO Certification
               Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted to the New York Stock Exchange an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards on June 21, 2010.
Item 1A. Risk Factors
               We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition or results of operations; these are not necessarily listed in terms of their importance or level of risk.
     Risks relating to our business and industry:
          The current state of general U. S. and global economic conditions could adversely affect our sales and operating results.
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
               There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our products and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may be changing their purchasing strategies, including, in some instances, requesting term licenses agreements as opposed to perpetual license agreements and increased negotiation of price or deciding to license one product rather than multiple products. Customers could also terminate or delay their implementations or maintenance contracts. Change in license terms or the loss of, or any significant decline in business from, one or more of our customers may lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity, customers’ ability to complete implementation and future operating results.

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
          Our global growth is subject to economic and political risks.
          We are a global company with customers around the world. In 2010, approximately 60% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political instability, including but not limited to a regime change may disrupt relationships with our customers in these countries and negatively impact our operating results.
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
          We focus exclusively on the pricing and margin optimization software market, and if this market develops more slowly than we expect, our business will be harmed.
               We derive, and expect to continue to derive, all of our revenue from providing pricing and margin optimization software products, implementation services and ongoing customer support. The pricing and margin optimization software market is relatively new and still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of businesses in the manufacturing, distribution, services, hotel and cruise, and airline industries to implement pricing and margin optimization software.
               Some businesses may be reluctant or unwilling to implement pricing and margin optimization software for a number of reasons, including failure to understand the potential returns of improving their pricing processes and lack of knowledge about the potential benefits that such software may provide. Even if businesses recognize the need for improved pricing processes, they may not select our pricing and margin optimization software products because they previously have made investments in internally developed pricing and margin optimization solutions. Some businesses may elect to improve their pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address one or more functional areas other than pricing. These enterprise solutions may appeal to customers that wish to limit the number of software vendors on which they rely and the number of different types of solutions used to run their businesses.
               If businesses do not embrace the benefits of pricing and margin optimization software, the pricing and margin optimization software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results. Because the pricing and margin optimization software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

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
          Our software products require implementation projects that are subject to significant risks and delays, which if any occurred could negatively impact the effectiveness of our software, resulting in harm to our reputation, business and financial performance.
               The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. For projects accounted for under percentage-of-completion, we recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.
          Competition from vendors of pricing solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software products and could result in pressure to price our software products in a manner that reduces our margins and harms our operating results.
               The pricing and margin optimization software market is competitive, fragmented and rapidly evolving. Our software products compete with solutions developed internally by businesses as well as solutions offered by competitors. Our principal competition consists of:
•	pricing and margin optimization software vendors, including a number of vendors that provide pricing and margin optimization software for specific industries; and

•	large enterprise application providers that have developed offerings that include pricing and margin optimization functionality.
               We expect additional competition from other established and emerging companies to the extent the pricing and margin optimization software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. A number of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have. In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and to devote greater resources to the development, promotion and sale of their products than we can.
               Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us. We do not know how our competition will set prices for their products during a period of economic downturn. Businesses may continue to enhance their internally developed solutions, rather than investing in commercially-available solutions such as ours. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, or if they offer products with similar functionality at a substantially lower price than our products, we may need to decrease the prices for our products in order to remain competitive. If we are unable to maintain our current product, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected. We cannot provide assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.
          Our revenue recognition is primarily based upon our ability to estimate the efforts required to complete our implementation projects, which may be difficult to estimate.
               We generally recognize revenue from our software licenses and implementation services over the period during which such services are performed using the percentage-of-completion method. The length of this period depends on the number of licensed software products and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenue we recognize during a reporting period is based on the resources expended during the reporting period as compared to the estimated total resources required to implement our software products. If we are unable to accurately estimate the overall total resources required to implement our software products, such inaccuracies could have a material effect on the timing of our revenue. Any change in the timing of revenue recognition as a result of inaccurate estimates could adversely impact our quarterly or annual operating results.
          Failure to sustain our historical maintenance and support renewal rates and pricing would adversely affect our operating results.
               Maintenance and support agreements are typically for a term of one to two years. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 41%, 36% and 29% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.
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
               A majority of our license and implementation arrangements are priced on a fixed-fee basis. If we underestimate the amount of effort required to implement our software products, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we would incur a loss on the arrangement.
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
               In addition, acquisitions may result in the incurrence of debt, acquisition related costs and expenses, restructuring charges and write-offs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease. To the extent we finance future acquisitions with debt, such debt could include financial or operational covenants that restrict our business operations.
               We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.
          If we fail to develop or acquire new pricing and margin optimization functionality to enhance our existing software products, we will not be able to grow our business and it could be harmed.
               The pricing and margin optimization software market is characterized by:
•	rapid technological developments;

•	newly emerging and changing customer requirements; and

•	frequent product introductions, updates and functional enhancements.
               We must introduce new pricing and margin optimization functionality that enhances our existing software products in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of pricing and margin optimization software generally and of our software products in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe our competitors are heavily investing in research and development, and may develop and market new solutions that will compete with, and may reduce the demand for, our software products. We cannot provide assurance that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software products or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.
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
               Our pricing and margin optimization software products are complex and may contain undetected defects or errors. Several of our products have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software products that may contain defects. We have not suffered significant harm from any defects or errors to date, but we have found defects in our software products from time to time. We may discover additional defects in the future, and such defects could be material. We may not be able to detect and correct defects or errors before the final implementation of our software products. Consequently, we or our customers may discover defects or errors after our software products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to correct defects or errors. The occurrence of any defects or errors could result in:
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
               Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Pricing and margin optimization solutions may become increasingly subject to infringement claims as the number of commercially available pricing and margin optimization solutions increases and the functionality of these solutions overlaps. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:
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
               Our success will depend in part on our ability to protect our proprietary methodologies and intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. We cannot, however, be certain that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property, or the development and marketing of similar and competing products and services by third parties.
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
               As of the date of this filing, we have three issued U.S. patents and six pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
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
               GAAP in the United States is subject to interpretation of standards or pronouncements issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted new accounting standards for multiple-element arrangements effective from January 1, 2010 and standard setters have proposed further changes to revenue recognition accounting standards among others. A change in principles or interpretations, in particular those related to revenue recognition, could have an adverse effect on our reported financial results.
          Our international sales subject us to risks that may adversely affect our operating results.
               Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the year ended December 31, 2010, 2009, and 2008, approximately 60%, 59% and 54% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our products. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:
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
               We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months and the foreseeable future. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Annual Report on Form 10-K. In addition, we may require additional financing to fund the purchase price of future acquisitions. Additional financing may not be available on terms favorable to us, or at all. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.
          We incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to existing or new compliance initiatives.
               As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. SEC and New York Stock Exchange, or NYSE, rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.
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
               The market price for our common stock has been and is likely to continue to be volatile. Volatility could make it difficult to trade shares of our common stock at predictable prices or times.
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
          Shares of our common stock are relatively illiquid.
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
               In April 2008, Harrah’s Entertainment, Inc., or Harrah’s, brought suit in the District Court for Clark County, Nevada. We in turn brought counterclaims against Harrah’s. On September 2, 2010, the parties settled the dispute and neither party admitted liability. As part of the settlement, we agreed to pay $9.0 million, which approximates the cash received by us under the original contract with Harrah’s.
Item 4. [Removed and Reserved]

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

	Price Range of
	Common Stock
	Low	High

Year ended December 31, 2009

First Quarter	$3.03	$7.10
Second Quarter	$3.96	$8.89
Third Quarter	$6.70	$8.55
Fourth Quarter	$7.22	$10.64

Year ended December 31, 2010

First Quarter	$7.10	$10.67
Second Quarter	$6.02	$10.15
Third Quarter	$6.42	$9.97
Fourth Quarter	$9.06	$13.08
               On February 22, 2011 there were 90 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.
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
               The graph below presents the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index, or S&P 500, and the NASDAQ Computer Index for the period commencing on June 28, 2007, the date of our initial public offering, and ending December 31, 2010. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)	The graph assumes that $100 was invested on June 28, 2007, in our common stock (at the closing price on the date of our initial public offering), the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	6/28/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
PRO	$100.00	$149.77	$43.89	$79.01	$86.95
S&P 500	$100.00	$97.67	$60.08	$74.17	$83.66
NASDAQ Computer Index	$100.00	$111.31	$59.34	$101.37	$119.05
     Issuer purchase of equity securities
               On August 25, 2008, we announced that the Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. Under the board-approved repurchase program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors, and such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.
               During 2010, we did not make any purchases of our common stock under this program. As of December 31, 2010, $10.0 million remains available under the stock repurchase program.
     Equity Compensation Plan Information
               The following table sets forth information as of December 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance. For additional information on our equity compensation plans, see Note 7 of the Notes to the Consolidated Financial Statements.

	I	II	III
Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted-average	under plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	listed in Column (I))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	3,846,751	10.27	79,682

Total	3,846,751	$10.27	79,682

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
               The following selected consolidated financial data presented under the captions Selected Statement of Operations Data and Selected Consolidated Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2010 are derived from the Consolidated Financial Statements of PROS Holdings, Inc. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected consolidated statement of operations data:
Total revenue	$71,045	$68,783	$75,588	$62,079	$46,027
Gross profit	50,478	50,138	56,336	44,135	30,422
(Loss) income from operations	(4,287)	7,367	13,933	11,006	6,829
Net (loss) income	(1,931)	5,516	10,757	10,517	7,025
Accretion of preferred stock	—	—	—	(82)	(460)
Net (loss) earnings attributable to common stockholders	$(1,931)	$5,516	$10,757	$10,435	$6,565

Net (loss) earnings attributable to common stockholders per share:
Basic	$(0.07)	$0.21	$0.41	$0.45	$0.33
Diluted	$(0.07)	$0.21	$0.40	$0.45	$0.32

Weighted average number of shares:
Basic	26,090	25,711	26,121	23,026	19,649
Diluted	26,090	26,431	26,569	23,434	20,604

	December 31,
	2010	2009	2,008.00	2007	2006
Selected consolidated balance sheet data:
Cash and cash equivalents	$55,845	$62,449	$51,979	$44,378	$42,540
Working capital	52,326	50,755	41,741	33,917	27,575
Total assets	98,128	85,329	76,967	68,980	63,046
Long-term obligations	1,461	2,418	3,187	5,885	4,132
Redeemable preferred stock	—	—	—	—	17,283
Total stockholders’ equity	$59,503	$55,039	$43,752	$33,688	$10,677

Item 7.	Management’s discussion and analysis of financial condition and results of operations
     Overview
               We are a leading provider of enterprise pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure, integrate and customize our solutions to meet the specific pricing needs of each customer.

               Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to improve pricing agility in dynamic markets, improve control of their pricing processes, and optimally price each individual transaction. Since inception, we have implemented over 500 solutions across a range of industries in 50 countries.
               We recorded revenue of $71.0 million, $68.8 million and $75.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Approximately 60%, 59% and 54% of our total revenue came from customers outside the United States for the years ended December 31, 2010, 2009, and 2008, respectively.
               Our contractual arrangements have typically included significant implementation services to configure and implement our solutions to meet the specific requirements of each customer. We have historically recognized revenue from the majority of our solutions sales on a percentage-of-completion basis, which has provided visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. Our revenue recognition only begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we are typically not be able to recognize the corresponding revenue during the period in which the agreement is signed except, typically, to the extent we provide implementation services during the period. As a result of our revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years. Effective January 1, 2010, we adopted revised revenue recognition guidance on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The revised revenue recognition guidance amended the accounting standards for certain multiple deliverable revenue arrangements to, (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using best estimated selling price, or BESP, of deliverables if a vendor does not have vendor specific objective evidence, or VSOE, of selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. There was no material impact to revenue during the year ended December 31, 2010 resulting from the adoption of this standard.
     Background
               We were founded in 1985 and initially focused our efforts on providing complex, science-based revenue management solutions to the global airline industry. In 1999, we began to consider ways to diversify our product offering to include a broader suite of pricing and margin optimization functionality. We expanded our focus beyond the airline industry to include other industries that we believed to have similar pricing challenges and a need for advanced pricing and margin optimization software. Our efforts toward diversification of products and customers intensified following September 11, 2001 as a result of the ensuing challenges faced by many airlines following those events.
               Our future revenue growth and profitability will depend on the continued acceptance of our pricing and margin optimization software products, further penetration of our target industries and the increased adoption of pricing and margin optimization software generally.
     Trends and uncertainties
     We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is under penetrated. Market interest for our software has increased over the past several years. While there has been improvement in the economy, the current economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and margin optimization software and may increase the volatility in our business. Due to the difficult economic conditions, we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including, requesting changes to our contract terms that, in some instances, have affected the timing of revenue recognition. We believe our products provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, hotel and cruise and airline industries. From a geographical standpoint, approximately 60% of our consolidated revenues was derived from customers outside the United States for the year ended December 31, 2010. The current global economic environment and political instability in certain geographics may change our trends in revenue within industries and across geographies if certain industries or geographies are more impacted than others. For additional geographic information with respect to our customers, see Note 10 of the Notes to the Consolidated Financial Statements.
     Discussion of consolidated financial information
          Revenue:
               Our revenue is derived from the licensing of software products, associated software maintenance and support, and implementation services. To a lesser extent, our revenue includes non-software related hosting services. Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We evaluate the nature and scope of implementation services for each arrangement and have concluded that our implementation services are essential to our customers’ usability of our licensed software products, and therefore, we recognize revenue from a perpetual software license and the related implementation services together as the services are performed provided other revenue recognition criteria have been met. For certain arrangements, we engage an independent contractor or system integrator to assist in the implementation of our software products.
               Effective January 1, 2010, we adopted revised revenue recognition guidance on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The revised revenue recognition guidance amended the accounting standards for certain multiple deliverable revenue arrangements to, (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using best estimated selling price, or BESP, of deliverables if a vendor does not have vendor specific objective evidence, or VSOE, of selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. There was no material impact to revenue during the year ended December 31, 2010 resulting from the adoption of this standard.
               License and implementation revenue. We derive the majority of our license and implementation revenue from the sale of perpetual licenses for our software products and related implementation services. Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed using the percentage-of-completion accounting method. The percentage-of-completion computation is measured by the percentage of man-days expended on an implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products. We measure performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. Management believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.
               We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 2.7%, 5.5% and 4.2% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.
               For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term.

               Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services for our software products. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. Maintenance and support renewals by customers continue to be in the mid 90% range.
               Software license and implementation revenue that has been recognized, but for which we have not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before the software license, implementation and maintenance and support revenue has been recognized is recorded as deferred revenue in the accompanying Consolidated Balance Sheets.
          Revenue distribution
               Our revenue is geographically dispersed as we sell our products to a global customer base. We do not believe there are significant trends or uncertainties among our customers based on geography, and the percentages of revenue among geographic areas fluctuate from year to year. The substantial majority of our customer arrangements are denominated in U.S. dollars. We believe that we are geographically diversified. For the year ended December 31, 2010, 40% of our revenue was from the United States.
          Cost of revenue
               Cost of license and implementation revenue. Cost of license and implementation revenue includes those costs related to the implementation of our products. Cost of license and implementation revenue consists of (a) compensation and benefits related to personnel and contractors providing professional services, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) third party system integrators providing implementation services and (d) facilities and other overhead costs. License and implementation costs may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our products and the level of involvement of system integrators providing implementation services.
               Cost of maintenance and support revenue. Cost of maintenance and support revenue includes those costs related to post-contract support on our deployed products. Cost of maintenance and support revenue consists of (a) compensation and benefits related to personnel and contractors providing customer support and (b) facilities and other overhead costs.
          Operating expenses
               Selling, general and administrative. Selling, general and administrative expenses consist of (a) compensation and benefits related to selling, marketing and administrative personnel, (b) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (c) travel and other out-of-pocket expenses, (d) accounting, legal and other professional fees and (e) facilities and other related overhead.
               Research and development. Research and development expenses consist of (a) compensation and benefits of software developers, scientists and product managers working on enhancements of existing products, the development of new products, scientific research, quality assurance and testing and (b) facilities and other related overhead. We expense all research and development costs as incurred, and we expect to continue to do so in the foreseeable future.
          Income taxes
               We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2010, our deferred tax assets consisted primarily of temporary differences related to the deferral of compensation deductions for federal income tax purposes and general business credit carryforwards. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

               Our effective tax rate was a tax benefit of 54% the year ended December 31, 2010, and a tax provision of 27% and 28% for the years ended December 31, 2009 and 2008, respectively. Our federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In December 2010, Congress passed and the President of the United States of America enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which included, among other legislation, the retroactive extension of the Research and Experimentation, or R&E, tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2010 and extends the R&E tax credit until December 31, 2011. As a result of the retroactive reinstatement of the R&E tax credit, we recorded the full benefit of the R&E tax credit in the fourth quarter of 2010.
          Deferred revenue and unbilled receivables
               For our license and implementation service fees, we invoice and are paid based upon contractual payment schedules in each customer arrangement which may include payments linked to contractual milestones. We record as deferred revenue any invoices that have been issued before implementation services have been performed and before the corresponding license and implementation revenue is recognized. We record as unbilled receivables any recognized license and implementation revenue in excess of the amount invoiced to the customer. We generally invoice for our maintenance and support services on a monthly, quarterly or annual basis through the maintenance and support period. Deferred revenue does not reflect the total contract value of our customer arrangements at any point in time as we only record deferred revenue as amounts are invoiced in advance of the performance of implementation services. As a result, there is little correlation between the timing of our revenue recognition, the timing of our invoicing and the amount of deferred revenue.
          Litigation settlement
               On September 2, 2010, we settled a legal dispute with a customer and neither party admitted liability. As part of the settlement, we agreed to pay $9.0 million, which approximates the cash received by us under the original contract. The litigation and settlement resulted in a 2010 pre-tax charge to operating income of $6.2 million of which $3.1 million was a reduction of revenue and $3.1 million was charged to expense. In accordance with the Accounting Standard Codification, or ASC, 605-50, we reduced total revenue by $3.1 million, consisting of a reduction of $2.8 million in license and implementation revenue and a reduction of $0.3 million in maintenance and support revenue. In addition, we released the $4.9 million classified as other current liabilities, which consisted of $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the contract. Included in the $6.2 million are legal fees of $2.1 million. We do not anticipate any future payment obligations related to the litigation.
     Results of operations
          Comparison of year ended December 31, 2010 with year ended December 31, 2009
               Revenue:

	Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$42,067	59%	$43,684	64%	$(1,617)	(4)%
Maintenance and support	28,978	41%	25,099	36%	3,879	15%

Total	$71,045	100%	$68,783	100%	$2,262	3%

               License and implementation. License and implementation revenue decreased $1.6 million to $42.1 million for the year ended December 31, 2010 from $43.7 million for the year ended December 31, 2009, representing a 4% decrease. The decrease in license and implementation revenue for the year ended December 31, 2010 was principally the result of an increase of $1.2 million, or 3%, in license and implementation revenue that was offset by a reduction of $2.8 million of license and implementation revenue associated with the legal settlement. The $1.2 million increase in license and implementation revenue is principally due to an increase of 14% in implementations generating license and implementation revenue from 83 implementations in 2009 to 95 implementations in 2010. In addition, revenue per man day increased by 3% over the prior year.

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
               Maintenance and support. Maintenance and support revenue increased $3.9 million to $29.0 million for the year ended December 31, 2010 from $25.1 million for the year ended December 31, 2009, representing a 15% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services partially offset by an increase of $0.1 million of short-term reductions and the reduction of $0.3 million of maintenance and support revenue associated with the legal settlement.
               Cost of revenue and gross profit:

	Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$14,751	35%	$13,893	32%	$858	6%
Cost of maintenance and support	5,816	20%	4,752	19%	1,064	22%

Total cost of revenue	$20,567	29%	$18,645	27%	$1,922	10%

Gross profit	$50,478	71%	$50,138	73%	$340	1%

               Cost of license and implementation. Cost of license and implementation revenue increased $0.9 million to $14.8 million for the year ended December 31, 2010 from $13.9 million for the year ended December 31, 2009, representing a 6% increase. The increase in cost of license and implementation revenue is principally attributable to $1.7 million of system integrator expense, $0.3 million of travel and $0.3 million related to an unfavorable impact from foreign currency exchange. These increases were partially offset by decreases of $1.2 million of personnel costs and $0.3 million in expensing of capitalized implementation costs from contracts in which revenue has been deferred.
               License and implementation gross margins were 65% for the year ended December 31, 2010 as compared to 68% for the year ended December 31, 2009. Commencing in 2010, the utilization of systems integrators providing implementation services increased implementation costs which reduced gross margins by approximately two percentage points. The legal settlement also negatively impacted license and implementation gross margins by two percentage points for the year ended December 31, 2010. License and implementation gross margins may vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts and the level of involvement of system integrators providing implementation services.
               Cost of maintenance and support. Cost of maintenance and support revenue increased $1.1 million to $5.8 million for the year ended December 31, 2010 from $4.8 million for the year ended December 31, 2009, representing a 22% increase. The increase in cost of maintenance and support is primarily attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 80% for the year ended December 31, 2010 and 81% for the years ended December 31, 2009.
               Gross profit. Gross profit increased $0.3 million to $50.5 million for the year ended December 31, 2010 from $50.1 million for the year ended December 31, 2009, representing a 1% increase. The reduction of $3.1 million of total revenue associated with the legal settlement reduced overall gross margins by approximately one percentage point. In addition, the utilization of systems integrators increased implementation costs which reduced gross margins by approximately one percentage point.

               Operating expenses:

	Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$34,101	48%	$22,635	33%	$11,466	51%
Research and development	20,664	29%	20,136	29%	528	3%

Total operating expenses	$54,765	77%	$42,771	62%	$11,994	28%

               Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.5 million to $34.1 million for the year ended December 31, 2010 from $22.6 million for the year ended December 31, 2009, representing a 51% increase. The increase is attributable to charges of $3.1 million as a result of litigation and settlement costs and $1.6 million associated with severance and accelerated share-based compensation expense related to the retirement of our Chief Executive Officer. In addition, as part of our increased investment in sales and marketing, there was an increase of $2.0 million of sales personnel expenses, $1.3 million of marketing expenses, including lead generation and company awareness programs, additional conferences and increased participation in industry trade shows. Also, there was an increase of $1.0 million of share-based compensation expense, $0.6 million of travel expense, $0.5 million of bad debt expense, $0.4 million of recruiting expense and $0.3 million of accounting and other professional fees.
               Research and development expenses. Research and development expenses increased $0.5 million to $20.7 million for the year ended December 31, 2010 from $20.1 million for the year ended December 31, 2009, representing a 3% increase. The increase in research and development expenses is attributable to an increase of $0.8 million of personnel costs and $0.1 million of other expenses. These increases were partially offset by a $0.4 million reduction in share-based compensation expense.
               Interest and other income:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Interest income	$69	$196	$(127)	(65)%
Other income	$25	$—	$25	n/a

Interest and other income	$94	$196	$(102)	(52)%

               Interest and other income. Interest and other income decreased $0.1 million principally as a result of lower interest rates earned on cash and short-term investments. Interest income is generated from the investment of cash balances in short-term interest bearing obligations with original maturities less than 90 days.
               Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(54)%	27%	n/a	(81)%
Income tax (benefit) provision	$(2,262)	$2,047	$(4,309)	(211)%
               Income tax provision. Our income tax provision decreased $4.3 million to a benefit of $2.3 million for the year ended December 31, 2010 from a provision of $2.0 million for the year ended December 31, 2009. The effective tax rate was a benefit of 54% and a provision of 27% for the year ended December 31, 2010 and 2009, respectively. The decrease in income taxes is primarily the result of pre-tax losses in 2010 as compared to pre-tax income in 2009 and the release of $0.2 million of a valuation allowance on our foreign tax credit carryforwards in 2010.

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

               License and implementation. License and implementation revenue decreased $10.2 million to $43.7 million for the year ended December 31, 2009 from $53.9 million for the year ended December 31, 2008, representing a 19% decrease. For 2009, the number of implementations generating license and implementation revenue remained relatively unchanged with 83 implementations in 2009 compared to 82 implementations in 2008. The decrease in license and implementation revenue was attributed to a decrease of 11% in license and implementation revenue recognized per man-day as a result of several projects during 2009 in which the value of the contracts was lower in relationship to the number of man-days needed to implement than in 2008 and a 9% decrease in the number of man-days that generated revenue.
               Maintenance and support. Maintenance and support revenue increased $3.4 million to $25.1 million for the year ended December 31, 2009 from $21.7 million for the year ended December 31, 2008, representing a 16% increase. The increase was a result of the completion of a number of implementations of our software products following which we recognize maintenance and support revenue partially offset by $0.6 million of short-term reductions.
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

               Cost of license and implementation. Cost of license and implementation revenue decreased $1.0 million to $13.9 million for the year ended December 31, 2009 from $14.9 million for the year ended December 31, 2008, representing a 7% decrease. The decrease in cost of license and implementation revenue is principally attributable to $0.6 million in expensing of capitalized implementation costs from contracts in which revenue has been deferred, a decrease of $0.3 million in personnel costs, a $0.2 million beneficial change in foreign currency exchange and a decrease of $0.2 million in travel and other expenses. These decreases were partially offset by a $0.3 million increase in share-based compensation expense.
               License and implementation gross margins were 68% for the year ended December 31, 2009 as compared to 72% for the year ended December 31, 2008, due primarily to lower license and implementation revenue of $10.2 million partially offset by a $1.0 million reduction of license and implementation costs for the year ended December 31, 2009. License and implementation gross margins vary from period to period depending on the amount of implementation services required to deploy our products relative to the total value of contracts for which implementation services were provided during the period.
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

               Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $22.6 million for the year ended December 31, 2009 from $22.1 million for the year ended December 31, 2008, representing a 2% increase. The increase is principally attributable to an increase in sales personnel and related expenses of $1.2 million and an increase of $0.8 million of share-based compensation expense. These increases were partially offset by a change of $0.9 million in bad debt expense as a result of a decrease in our allowance for doubtful accounts in 2009 of $0.6 million and an increase in our allowance for doubtful accounts of $0.3 million in 2008. In addition, these increases were partially offset by a decrease of $0.5 million in general and administrative expenses related to professional fees and a decrease of $0.2 million in marketing expenses related to lower conference expenses.
               Research and development expenses. Research and development expenses decreased $0.2 million to $20.1 million for the year ended December 31, 2009 from $20.3 million for the year ended December 31, 2008, representing a 1% decrease. The decrease in research and development expenses is principally attributable to a decrease of $0.8 million resulting from research and development personnel with specific technical expertise assisting with implementation tasks during 2009. In addition, there was a decrease of $0.6 million in travel expense and other expenses. These decreases were partially offset by an increase of $0.9 million of personnel expenses as a result of an increase in research and development personnel in 2009 and an increase of $0.4 million of share-based compensation expense resulting from the granting of restricted stock units and stock options.
               Other income:

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
               Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Variance $	Variance %
Effective tax rate	27%	28%	n/a	(1)%
Income tax (benefit) provision	$2,047	$4,288	$(2,241)	(52)%
               Income tax provision. Our income tax provision decreased $2.2 million from $4.3 million for the year ended December 31, 2008 to $2.0 million for the year ended December 31, 2009, representing a 52% decrease. The effective tax rate was 27% and 28% for the year ended December 31, 2009 and 2008, respectively. The decrease in the income tax provision of $2.2 million for the year ended December 31, 2009 was primarily the result of a decrease of $7.5 million in pre-tax income compared to the year ended December 31, 2008.

     Liquidity and capital resources:
               At December 31, 2010, we had $55.8 million of cash and cash equivalents and $52.3 million of working capital as compared to $62.4 million of cash and cash equivalents and $50.8 million of working capital at December 31, 2009. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation and depreciation) and the timing of billings and collections related to the sales of our software, implementation and maintenance and support services. The primary source of operating cash flow is the collection of accounts receivable from our customers. Our operating cash flow is also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
               Our working capital was $52.3 million at December 31, 2010 compared to $50.8 million at December 31, 2009, an increase of $1.5 million, or 3%. The increase in working capital was principally attributable to an increase in current assets of $10.9 million principally as a result of an increase of $15.4 million in accounts receivable and an increase of $2.4 million of taxes receivable offset by a decrease of $6.6 million in cash and cash equivalents and a net decrease of $0.4 million in prepaid and other assets. The increase in current assets was offset by an increase in current liabilities of $9.3 million principally as a result of an increase of $14.3 million in deferred revenue and an increase of $0.9 million in accounts payable offset by a decrease of $4.9 million in other current liabilities and a decrease of $1.0 million of accrued liabilities.
               Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense. At December 31, 2010, we have restricted cash of $0.3 million related to a letter of credit.
               The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Net cash (used in) provided by operating activities	$(5,276)	$11,463	$13,823
Net cash used in investing activities	(1,890)	(1,111)	(1,208)
Net cash provided by (used in) financing activities	562	118	(5,014)
Cash and cash equivalents (end of period)	$55,845	$62,449	$51,979
          Cash flow analysis:
               Net cash used in operating activities of $5.3 million for the year ended December 31, 2010 was negatively impacted by $7.3 million, net of tax, cash expenditures for legal fees and settlement costs. Net cash used in operating activities consists of changes in operating assets and liabilities, and net earnings before any non-cash expenses (principally depreciation, share-based compensation, excess tax benefits on the vesting of restricted stock units and deferred taxes). Uses of cash from investing activities for the year ended December 31, 2010 consisted of $1.5 million of purchases of property and equipment, an increase of $0.3 million in restricted cash related to a letter of credit and $0.1 million of short term investments associated with an investment in a certificate of deposit. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of restricted stock units, offset by excess tax benefits on the vesting of restricted stock units and proceeds from stock option exercises.
               Net cash provided by operating activities for the year ended December 31, 2009 of $11.5 million was principally attributed to an increase of $10.4 million in net earnings before non-cash expense (principally depreciation, share-based compensation, deferred income taxes and provision for doubtful accounts) and a net increase of $1.1 million associated with operating assets and liabilities. Uses of cash from investing activities consisted of $1.1 million of purchases of property and equipment. Net sources of cash from financing activities consisted of $0.1 million from the exercise of stock options.

               Net cash provided by operating activities for the year ended December 31, 2008 of $13.8 million was attributed to an increase of $16.7 million in net earnings before non-cash expenses (principally depreciation, share-based compensation, deferred income taxes and provision for doubtful accounts) offset by a net decrease of $2.9 million associated with operating assets and liabilities. Uses of cash from investing activities consisted of $1.2 million of purchases of property and equipment. Net uses of cash from financing activities consisted of $5.0 million as a result of the stock repurchase program and $0.3 million of costs associated with the secondary offering. Sources of cash from financing activities consisted of $0.3 million from the exercise of options.
          Stock repurchases
               In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2008, we purchased 570,545 shares for $5.0 million. As of December 31, 2010, $10.0 million remained available in the stock repurchase program. The repurchase of stock if continued will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
          Contractual obligations
               The following table sets forth our contractual obligations as of December 31, 2010:

	Payment due by period
	Less than			more than
(Dollars in thousands)	1 year	1 to 3 years	3 to 5 years	5 years	Total
Operating leases	$755	$13	$—	$—	$768

Total contractual obligations	$755	$13	$—	$—	$768

               Our only significant operating lease obligation relates to our corporate headquarters in Houston, Texas which we lease under a single non-cancelable operating lease agreement. In March 2006, we executed an amendment to the lease that extended the lease term until July 31, 2011. Currently, we are negotiating an extension of this lease. In addition, we lease approximately 3,300 square feet in Austin, Texas. This lease expires June 2011.
          Off-balance sheet arrangements
               We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
          Critical accounting policies and estimates:
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

          Revenue recognition
               Our revenue is derived from the licensing and implementation of software products and associated software maintenance and support. To a lesser extent, our revenue includes non-software related hosting services. Our arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We evaluate the nature and scope of implementation services for each arrangement and have concluded that our implementation services are essential to our customers’ usability of our licensed software products, and therefore, we recognize revenue from a perpetual software license and the related implementation services together as the services are performed provided other revenue recognition criteria have been met. For certain arrangements, we engage an independent contractor or a system integrator to assist in the implementation of our software products.
               Our software license arrangements typically include implementation services that are considered essential to the customer’s usability of the licensed software products and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products. We measure performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. We believe that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.
               We also license software products under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the term license, there is no renewal rate and we have not established VSOE of fair value for the maintenance. For term license agreements, revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 2.7%, 5.5% and 4.2% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.
               For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term.
               In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements to:
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using best estimated selling price, or BESP, of deliverables if a vendor does not have vendor specific objective evidence, or VSOE, of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
               We elected to early adopt this accounting standard at the beginning of our fiscal year of 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. Our revenue from sales containing non-software related hosting services are those likely to be impacted by the adoption of this accounting standard.
               For multiple element arrangements containing our non-software services, we must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence, or TPE, or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.
               For multiple-element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists.
               In certain instances, we may not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Revenue is then recognized when the basic revenue recognition criteria are met for each element. For transactions that only include software and software-related elements we continue to account for such arrangements under the software revenue recognition standards which require us to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.
               There was no material impact to revenue during the year ended December 31, 2010 resulting from the adoption of this standard. Additionally, the new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenues for that fiscal year.
               Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided.
               Software license and implementation revenue that has been recognized, but for which we have not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue have been recognized are recorded as deferred revenue in the accompanying Consolidated Balance Sheets.
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
          Share-based compensation
               We have two share-based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. To date, we have granted stock options, restricted stock units and stock appreciation rights.
               Stock options. The fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We did not grant any stock options in 2010 and 2009. For stock options granted in 2008, we used the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends. We estimated volatility using historical volatilities of similar public companies given our limited public stock price history as of the date of grant.

               Restricted stock units. The fair value of the restricted stock units is based on the closing price of our stock on the date of grant and is amortized over the vesting period.
               Stock appreciation rights. Beginning in 2010, we have granted stock appreciation rights, or SAR’s, to employees. The SARs will be settled in stock at the time of exercise and vest over four years from the date grant. We used the Black-Scholes option pricing model to estimate the fair value of our SAR’s. The determination of the fair value of SAR’s utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends. We estimate volatility using historical volatilities of similar public companies, given our limited public stock price history as of the date of the grant.
               As we issue stock options and SAR’s, we evaluate the assumptions used to value our stock option awards and SAR’s. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees.
               We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately vest. Significant judgment is required in determining the adjustment to share-based compensation expense for estimated forfeitures. Share-based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures. At December 31, 2010, we had $11.7 million of total unrecognized compensation costs related to share-based compensation arrangements for stock options and restricted stock units granted. These costs will be recognized over a weighted-average period of 1.7 years.
          Accounting for income taxes
               We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
               We account for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification, or ASC, issued by FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted this guidance on January 1, 2007. Please see Note 8 to the Consolidated Financial Statements for more information.
               Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. In December 2010 Congress passed and the President of the United States of America enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which included, among other legislation, the retroactive extension of the R&E tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2010 and extends the R&E tax credit until December 31, 2011. As a result of the retroactive reinstatement of the R&E tax credit, we recorded the full benefit of the R&E tax credit in the fourth quarter of 2010.

     Recently adopted accounting pronouncements
               In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), or ASU 2009-13 and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software), or ASU 2009-14. ASU 2009-13 amends ASC Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU 2009-14 amends ASC Topic 985 to remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. We adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2010. The impact of the adoption was not material.
Item 7A. Quantitative and qualitative disclosures about market risk
     Foreign currency risk
               Historically, some of our contracts are denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2010 would result in a $0.2 million loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.
Item 8. Financial statements and supplementary data
               The response to this section is submitted as a separate section of this Report. See Item 15 (a)(1) and (2).
Item 9. Change in and disagreements with accountants on accounting and financial disclosure
               None.
Item 9A. Controls and procedures
     Evaluation of Disclosure Controls and Procedures
               As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or Exchange Act. Based on that evaluation as of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
               There have been no changes in our internal control over financial reporting that occurred during most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
               Our management, with the participation of our chief executive officer and chief financial officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010 based upon the COSO criteria.
               The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
               None.
Part III
Item 10. Directors, executive officers and corporate governance
               The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders which will be held on June 9, 2011 and is incorporated herein by reference.
Item 11. Executive compensation
               The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders which will be held on June 9, 2011 and is incorporated herein by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
               The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders which will be held on June 9, 2011 and is incorporated herein by reference.
Item 13. Certain relationships, related transactions and director independence
               The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders which will be held on June 9, 2011 and is incorporated herein by reference.
Item 14. Principal accountant fees and services
               The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders which will be held on June 9, 2011 and is incorporated herein by reference.

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
(a)(3) Exhibits
Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

4.1	Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2	2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1

Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*	Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.4*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.12.1*	Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.13	Settlement Agreement between PROS Holdings, Inc. and Harrah’s Entertainment, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2010).

21.1#	List of Subsidiaries

23.1#	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Constitutes management contracts or compensatory arrangements
#         Filed with this report.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.
PROS Holdings Inc.

By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer

     KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Andres Reiner and Charles H. Murphy, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signatures	Title	Date

/s/ Andres Reiner Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2011

/s/ Charles H. Murphy Charles H. Murphy	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 28, 2011

/s/ Ronald F. Woestemeyer Ronald Woestemeyer	Executive Vice President, Strategic Business Planning and Director	February 28, 2011

/s/ William Russell William Russell	Chairman of the Board	February 28, 2011

/s/ Ellen Keszler Ellen Keszler	Director	February 28, 2011

/s/ Greg B. Petersen Greg B. Petersen	Director	February 28, 2011

/s/ Timothy V. Williams Timothy V. Williams	Director	February 28, 2011

/s/ Mariette M. Woestemeyer Mariette M. Woestemeyer	Director	February 28, 2011

PROS Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PROS Holdings, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California February 28, 2011

PROS HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2010		2009
Assets:
Current assets:
Cash and cash equivalents	$55,845		$62,449
Short-term investments	73		—
Accounts and unbilled receivables, net of allowance of $1,020 and $1,300, respectively	27,402		12,035
Prepaid expenses and other current assets	6,170		4,143

Total current assets	89,490		78,627
Restricted cash	293		—
Property and equipment, net	3,248		2,959
Other long term assets, net	5,097		3,743

Total assets	$98,128		$85,329

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,131		$1,198
Accrued liabilities	1,998		3,199
Accrued payroll and other employee benefits	4,606		4,510
Deferred revenue	28,429		14,099
Other current liabilities	—		4,866

Total current liabilities	37,164		27,872
Long-term deferred revenue	1,461		2,418

Total liabilities	38,625		30,290

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued		—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,777,000 and 30,163,508 shares issued, respectively, 26,359,415 and 25,745,923 shares outstanding, respectively	31		30
Additional paid-in capital	69,844		63,439
Treasury stock, 4,417,585 common shares, at cost	(13,938)		(13,938)
Accumulated other comprehensive loss	(11)		—
Retained earnings	3,577		5,508

Total stockholders’ equity	59,503		55,039

Total liabilities and stockholders’ equity	$98,128		$85,329

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
License and implementation	$42,067	$43,684	$53,923
Maintenance and support	28,978	25,099	21,665

Total revenue	71,045	68,783	75,588

Cost of revenue:
License and implementation	14,751	13,893	14,894
Maintenance and support	5,816	4,752	4,358

Total cost of revenue	20,567	18,645	19,252

Gross profit	50,478	50,138	56,336

Operating expenses:
Selling, general and administrative	34,101	22,635	22,094
Research and development	20,664	20,136	20,309

(Loss) income from operations	(4,287)	7,367	13,933
Other income:
Interest income	69	196	1,112
Other income	25	—	—

(Loss) income before income tax provision	(4,193)	7,563	15,045
Income tax (benefit) provision	(2,262)	2,047	4,288

Net (loss) income	$(1,931)	$5,516	$10,757

Net (loss) earnings attributable to common stockholders per share:
Basic	$(0.07)	$0.21	$0.41
Diluted	$(0.07)	$0.21	$0.40

Weighted average number of shares:
Basic	26,089,850	25,710,569	26,120,613
Diluted	26,089,850	26,430,817	26,569,074
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net (loss) income	$(1,931)	$5,516	$10,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,361	1,283	1,363
Stock-based compensation	6,964	5,475	4,021
Excess tax benefits on vesting of restricted stock units	(959)	—	—
Deferred income taxes	(187)	(1,563)	(821)
Provision for doubtful accounts	(87)	(566)	288
Amortization of capitalized costs	—	203	1,120
Changes in operating assets and liabilities:
Accounts receivable	(14,619)	4,377	(669)
Unbilled receivables	(2,242)	1,932	(1,064)
Prepaid expenses and other	(2,737)	(639)	(260)
Accounts payable, accrued liabilities and accrued payroll	654	(1,597)	(340)
Other current liabilities	(4,866)	—	—
Deferred revenue	13,373	(2,958)	(572)

Net cash (used in) provided by operating activities	(5,276)	11,463	13,823

Investing activities:
Purchases of property and equipment	(1,524)	(1,111)	(1,208)
Increase in restricted cash	(293)	—	—
Increase in short-term investments	(73)	—	—

Net cash used in investing activities	(1,890)	(1,111)	(1,208)

Financing activities:
Exercise of stock options	888	118	286
Excess tax benefits on vesting of restricted stock units	959	—	—
Tax withholding related to net share settlement of restricted stock units	(1,285)	—	—
Secondary offering costs	—	—	(300)
Purchase of treasury stock	—	—	(5,000)

Net cash provided by (used in) financing activities	562	118	(5,014)

Net (decrease) increase in cash and cash equivalents	(6,604)	10,470	7,601
Cash and cash equivalents:
Beginning of period	62,449	51,979	44,378

End of period	$55,845	$62,449	$51,979

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$84	$4,407	$4,895
Interest	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

						Accumulated	Accumulated
			Additional			other	(deficit)	Total
	Common stock		paid-In	Treasury stock		comprehensive	retained	stockholders’
	Shares	Amount	capital	Shares	Amount	loss	earnings	equity

Balance at December 31, 2007	26,079,489	$30	$53,361	3,847,040	$(8,938)	$—	$(10,765)	$33,688

Exercise of stock options	169,317	—	286	—	—	—	—	286
Share-based compensation	—	—	4,021	—	—	—	—	4,021
Stock repurchase program	(570,545)	—	—	570,545	(5,000)	—	—	(5,000)
Net income	—	—	—	—	—	—	10,757	10,757

Balance at December 31, 2008	25,678,261	30	57,668	4,417,585	(13,938)	—	(8)	43,752

Exercise of stock options	67,662	—	118	—	—	—	—	118
Tax impact of exercise of non-qualified stock options	—	—	178	—	—	—	—	178
Share-based compensation	—	—	5,475	—	—	—	—	5,475
Net income	—	—	—	—	—	—	5,516	5,516

Balance at December 31, 2009	25,745,923	30	63,439	4,417,585	(13,938)	—	5,508	55,039

Exercise of stock options	159,945	—	888	—	—	—	—	888
Restricted stock units net settlement	453,547	1	(1,914)	—	—	—	—	(1,913)
Tax impact of non-qualified stock options and restricted stock unit activity	—	—	467	—	—	—	—	467
Share-based compensation	—	—	6,964	—	—	—	—	6,964
Translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(1,931)	(1,931)

Balance at December 31, 2010	26,359,415	$31	$69,844	4,417,585	$(13,938)	$(11)	$3,577	$59,503

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and summary of significant accounting policies
     Nature of operations
          PROS Holdings, Inc., a Delaware corporation and subsidiaries (the “Company”), is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best-practices. Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision-making and improve their business processes and financial performance. The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. These innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and external market data sources. The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance. The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services and travel.
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
     Use of estimates
          The Company’s management makes estimates and assumptions in the preparation of its audited consolidated financial statements in conformity with GAAP. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affects the amount of revenue, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities.
     Cash and cash equivalents
          The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.
     Financial instruments
          The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, approximates their fair values at December 31, 2010 and 2009. For additional information on the Company’s fair value measurements, see Note 5 to the Consolidated Financial Statements.

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
     Treasury stock
          The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 6 to the Consolidated Financial Statements.
     Revenue recognition
          The Company derives its revenue from the licensing and implementation of software products and associated software maintenance and support. To a lesser extent, the Company’s revenue includes non-software related hosting services. The Company’s arrangements with customers typically include: (a) license fees paid for the use of our products either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonable assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonable assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage an independent contractor or a system integrator to assist in the implementation of our software products. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.
          The Company’s software license arrangements typically include implementation services that are considered essential to the customer’s usability of the licensed software products and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software products. The Company measures performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.
          The Company also licenses software products under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the term license, there is no renewal rate and the Company has not established VSOE of fair value for the maintenance. For term license agreements, revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 2.7%, 5.5% and 4.2% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.
          For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term.

          The Company’s customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”)) Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements to:
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using best estimated selling price, (“BESP”) of deliverables if a vendor does not have vendor specific objective evidence (“VSOE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
          The Company elected to early adopt this accounting standard at the beginning of our fiscal year of 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The Company’s revenue from sales containing non-software related hosting services are those likely to be impacted by the adoption of this accounting standard.
          For multiple element arrangements containing our non-software services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”), or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.
          For multiple-element arrangements that contain software and non-software elements such as the Company’s hosted offerings, we allocate revenue to software or software related elements as a group and any non-software elements separately based on the selling price hierarchy. The Company determines the selling price for each deliverable using VSOE of selling price, if it exists.
          In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. Revenue is then recognized when the basic revenue recognition criteria are met for each element. For transactions that only include software and software-related elements the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.
          There was no material impact to revenue during the year ended December 31, 2010 resulting from the adoption of this standard. Additionally, the new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenues for that fiscal year.
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
     Impairment of long-lived assets
          Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company has not recorded any impairment charges in any of the years ended December 31, 2010, 2009 and 2008.
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
     Share-based compensation
          The Company has two share-based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The Company’s 1999 equity incentive plan (“1999 plan”) was terminated in March 2007 for purposes of granting any future equity awards. The Company’s 2007 equity incentive plan (“2007 plan”) was adopted in March 2007. The Company may provide share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. To date, the Company has only granted stock options, stock appreciation rights and restricted stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon vesting of restricted stock units.
          Stock options. The fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. The Company did not grant stock options during 2010 and 2009. For stock options granted in 2008, the Company used the Black-Scholes option pricing model to estimate the fair value of its share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends. The Company estimates volatility using historical volatilities of similar public companies, given the Company’s limited public stock price history as of the date of the grant.

          Restricted stock units. The fair value of the restricted stock units is based on the closing price of our stock on the date of grant and is amortized over the vesting period.
          Stock appreciation rights. In 2010, the Company has granted stock appreciation rights (“SAR”). The stock appreciation rights will be settled in stock at the time of exercise and vest over four years from the date grant. For stock appreciation rights granted in 2010, the Company used the Black-Scholes option pricing model to estimate the fair value of its share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the stock option share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends. The Company estimates volatility using historical volatilities of similar public companies, given the Company’s limited public stock price history as of the date of the grant.
          As the Company issues stock options and stock appreciation rights, it evaluates the assumptions used to value our stock option awards and stock appreciation rights. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards to employees.
          At December 31, 2010, there were an estimated $11.7 million of total unrecognized compensation costs related to share-based compensation arrangements for options and restricted stock units granted. These costs will be recognized over a weighted average period of 1.7 years. For further discussion of the Company’s share-based compensation plans, see Note 7 to the Consolidated Financial Statements.
     Product warranties
          The Company generally issues warranties for 90 days from the completion of implementation, depending on the contract, for software licenses and implementation services. In the Company’s experience, warranty costs have been insignificant.
     Income taxes
          The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more-likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.
          We account for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information regarding the Company’s income taxes, see Note 8 to the Consolidated Financial Statements.
     Earnings per share
          The Company computes basic (loss) earnings per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted (loss) earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company’s outstanding stock options, stock appreciation rights and restricted stock units are not included in the calculation of diluted (loss) earnings per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

     Comprehensive (loss) income
          Our comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income, which consists of translation adjustments, net of tax. A summary of the comprehensive (loss) income for the periods indicated is as follows:

	Year Ended December 31,
	2010	2009	2008
Net (loss) income	$(1,931)	$5,516	$10,757
Other comprehensive (loss) income:
Translation adjustment	(11)	—	—

Comprehensive (loss) income	$(1,942)	$5,516	$10,757

     Recent accounting pronouncements
          In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 amends ASC Topic 605 to (1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU 2009-14 amends ASC Topic 985 to remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The Company adopted ASU 2009-13 and ASU 2009-14 effective January 1, 2010. The impact of the adoption was not material.
2. Accounts receivable and contracts in progress
          Accounts receivable at December 31, 2010 and 2009, consist of the following:

	December 31,
	2010	2009
Accounts receivable	$24,076	$11,112
Unbilled receivables	4,346	2,223

Total receivables	28,422	13,335
Less: allowance for doubtful accounts	(1,020)	(1,300)

Accounts receivable, net	$27,402	$12,035

          The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, totaled approximately $0.1 million, $0.6 million and $(0.3) million, respectively.
          Activity related to contracts in progress at December 31, 2010 and 2009, is summarized as follows:

	December 31,
	2010	2009
Costs and estimated earnings recognized to date	$87,887	$67,549
Progress billings to date	(113,431)	(81,843)

Total	$(25,544)	$(14,294)

          The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.

          These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009, as follows:

	December 31,
	2010	2009
Unbilled receivables	$4,346	$2,223
Deferred revenue	(29,890)	(16,517)

Total	$(25,544)	$(14,294)

          At December 31, 2010 and 2009, the Company had approximately $5.6 million and $4.5 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue.
3. Earnings per share
          The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income attributable to common stockholders	$(1,931)	$5,516	$10,757

Denominator:
Weighted average shares (basic)	26,090	25,711	26,121
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	720	448

Weighted average shares (diluted)	26,090	26,431	26,569
Basic (loss) earnings per share	$(0.07)	$0.21	$0.41
Diluted (loss) earnings per share	$(0.07)	$0.21	$0.40
          Approximately 2,237,546, 2,376,417 and 1,297,916 of potential common shares have not been considered in the diluted earnings per calculation for the years ended December 31, 2010, 2009 and 2008, respectively, as the effect would be anti-dilutive.
4. Property and equipment, net
          Property and equipment, net as of December 31, 2010 and 2009 consist of the following:

	Estimated	December 31,
	useful life	2010	2009
Furniture and fixtures	7-10 years	$1,909	$1,909
Computers and equipment	3-10 years	7,739	7,560
Software	3-5 years	2,359	1,720
Leasehold improvements	Shorter of lease term or useful life	1,038	1,038
Less: accumulated depreciation		(9,797)	(9,268)

Property and equipment, net		$3,248	$2,959

          Depreciation was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company disposed of approximately $0.8 million, $0.4 million and $1.0 million, respectively, of fully depreciated assets. As of December 31, 2010 and 2009, the Company had approximately $6.2 million and $6.0 million, respectively, of fully depreciated assets in use.

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
          The Company’s existing investments are short-term interest bearing obligations with original maturities less than 90 days, primarily various types of money market funds. In addition, the Company has short-term investments consisting of certificates of deposit. The Company does not enter into investments for trading or speculative purposes.
          At December 31, 2010, the Company had $40.7 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. In addition, the Company had $0.1 million invested in certificates of deposits. At December 31, 2009, the Company had $45.4 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. These investments are required to be measured at fair value on a recurring basis. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. Our diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.
6. Stockholders’ equity
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
          The Company did not repurchase any shares under this plan for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, the Company repurchased 570,545 shares under this plan with an average price per share of $8.74. The Company accounts for the purchase of treasury stock under the cost method, which resulted in an increase to the treasury stock balance of $5.0 million as of December 31, 2008. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2010.

7. Share-based compensation
     Employee share-based compensation plans:
          The Company has two share-based compensation plans; the 1999 plan and the 2007 plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.
          The Company issues or has issued three types of stock awards under these two plans: stock options, stock appreciation rights and restricted stock units. The following table presents the number of awards outstanding for each award type as of December 31, 2010 and 2009.

	Year Ended December 31,
Award type	2010	2009
Stock option	1,858	2,356
Restricted stock unit	1,242	1,332
Stock appreciation rights	748	—
          1999 plan. The Company’s 1999 plan authorized the Company to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 71,024 shares of the Company’s common stock under this plan on December 31, 2010.
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
          In March 2010, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 plan increasing the number shares reserved for issuance to 4,568,000. As of December 31, 2010, the Company had outstanding equity awards to acquire 3,846,751 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 plan. Included in the outstanding equity awards are 1,857,658 of stock options, 1,241,593 restricted stock units and 747,500 SARs held by the Company’s employees, directors and consultants. As of December 31, 2010, 79,682 shares remain available for grant under the 2007 plan. As of December 31, 2010, there has not been any issuance of restricted stock awards, phantom stock or performance awards under this plan.
          Share-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The Company recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. Share-based awards generally have a ten-year term and typically vest over four years. The Company estimated the forfeiture rate based on its historical experience for grant years where the majority of the vesting terms have been satisfied. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of share-based compensation expense to be recognized in future periods.
          Share-based compensation expense is allocated to expense categories on the consolidated statements of operations. The following table summarizes share-based compensation expense for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
Share-based compensation:
Cost of license and implementation revenue	$876	$872	$611

Total included in cost of revenue	876	872	611

Selling, general and administrative	4,859	2,938	2,145
Research and development	1,229	1,665	1,265

Total included in operating expenses	6,088	4,603	3,410

Total share-based compensation expense	$6,964	$5,475	$4,021

          Included in the share-based compensation expense for the year ended December 31, 2010 is $1.3 million of accelerated share-based compensation expense related to a severance agreements. In addition, the Company recorded an immaterial out of period adjustment in 2010.
          At December 31, 2010, there was an estimated $11.7 million of total unrecognized compensation costs related to share-based compensation arrangements for stock options and restricted stock units granted. These costs will be recognized over a weighted average period of 1.7 years.
     Stock Options:
          The following is a summary of the Company’s option activity for the year ended December 31, 2010:

			Weighted average
	Number of shares	Weighted average	remaining contractual	Aggregate
	under option	exercise price	term (year)	intrinsic value (1)
Outstanding, December 31, 2009	2,252	$10.77
Granted	—	—
Forfeited	(252)	13.07
Exercised	(142)	6.04

Outstanding, December 31, 2010	1,858	$10.77	6.7	$4,483

Exercisable at December 31, 2010	1,551	$10.25	6.6	$4,175

Vested and expected to vest at December 31, 2010	1,817	$11.81	6.8	$4,448

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2010 of $11.39 and the exercise price of the underlying options.
          For the years ended December 31, 2010 and 2009, respectively, the Company did not grant any options. The Company utilizes the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and the dividend yield. Significant assumptions used in that model for stock options granted in 2008 are as follows:

2008
Volatility	48.0%
Risk-free interest rate	3.0%
Expected option life in years	4.6
Dividend yield	—
          In 2008, the Company estimated volatility using historical volatilities of similar public companies, given the Company’s limited public stock price history as of the date of grant. The dividend yield is based on the adopted dividend policy in effect at the time of grant. The risk free rate is based on observed interest rates appropriate for the weighted average expected life of the options. The expected option life in years is based on the historical weighted average of the expected lives of similar securities of comparable public entities.
          The weighted average grant date fair value of the options granted $6.22 for the year ended December 31, 2008. For the year ended December 31, 2008, compensation expense for the fair value of stock options granted to non-employees totaled $0.1 million. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.4 million and $1.8 million, respectively.

     Restricted stock units:
          The Company has granted restricted stock units under the 2007 plan. Generally, restricted stock units granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. At December 31, 2010, there were 1,241,593 shares related to restricted stock units outstanding and unvested.
          A summary of unvested restricted stock as of December 31, 2010, and changes during the year then ended, is as follows:

		Weighted average	Weighted average
	Number of	grant date	remaining contractual	Aggregate
	shares	fair value	term (year)	intrinsic value (1)
Unvested at December 31, 2009	1,332	$5.27
Granted	627	8.94
Vested	(656)	5.49
Forfeited	(61)	5.42

Unvested at December 31, 2010	1,242	$7.08	8.8	$14,142

Expected to vest at December 31, 2010	1,132	$7.06	8.8	$12,891

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2010 of $11.39 and the exercise price of the underlying options.
          The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2010 and 2009 was $8.94 and $5.32, respectively.
     SAR:
          The Company has granted SARs under the 2007 plan. The SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. The Company did not grant SARs in 2008 or 2009.
          A summary of SARs as of December 31, 2010, and changes during the year then ended, is as follows:

			Weighted average
	Stock appreciation	Weighted average	remaining contractual	Aggregate
	rights	exercise price	term (year)	intrinsic value (1)
Outstanding, December 31, 2009	—	$—
Granted	753	10.26
Forfeited	(5)	9.05
Exercised	—	—

Outstanding, December 31, 2010	748	$10.27	9.6	$837

Exercisable at December 31, 2010	69	$8.68	9.2	$187

Vested and expected to vest at December 31, 2010	705	$9.57	9.4	$784

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2010 of $11.39 and the exercise price of the underlying SAR’s.
          All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2010 are as follows:

2010
Volatility	53.56% — 55.86%
Risk-free interest rate	1.46% — 2.34%
Expected option life in years	4.6
Dividend yield	—

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
8. Income taxes
               The income tax provision (benefit) consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(2,382)	$3,328	$4,739
State and Foreign	222	282	370

	(2,160)	3,610	5,109
Deferred:
Federal	108	(1,563)	(821)
State	(210)	—	—

Income tax (benefit) provision	$(2,262)	$2,047	$4,288

               The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008, respectively, were as follows:

	Year Ended December 31,
	2010	2009	2008
Provision at the U.S. federal statutory rate	$(1,426)	$2,647	$5,266
Increase (decrease) resulting from:
State income taxes, net of federal taxes	(34)	119	177
Foreign income taxes, net of federal taxes	—	99	98
Nondeductible expenses	126	117	129
Domestic production activities	—	(98)	(178)
Incremental benefits for tax credits	(594)	(783)	(981)
Change in tax rate/income subject to lower tax rates and other	(220)	(109)	(259)
Change in valuation allowance	(114)	55	36

	$(2,262)	$2,047	$4,288

               The Company’s effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. The Company’s effective tax rate was a benefit of 54% for the year ended December 31, 2010 and a provision of 27% and 28% for the years ended December 31, 2009 and 2008, respectively.
               In December 2010 Congress passed and the President of the United States of America enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which included, among other legislation, the retroactive extension of the R&E tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2010 and extends the R&E tax credit until December 31, 2011. As a result of the retroactive reinstatement of the R&E tax credit, the Company recorded the full benefit of the R&E tax credit in the fourth quarter of 2010.
               As of December 31, 2010, the Company had an income tax receivable of approximately $3.6 million which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet. As of December 31, 2009, the Company had income taxes receivable of approximately $1.1 million which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet.
               As of December 31, 2010, the Company had approximately $0.2 million of foreign tax credit (“FTC”) carryforwards arising from foreign taxes paid. These FTC carryforwards may be carried forward for a period of ten years and are available as an offset against any future regular tax liability if there is sufficient foreign source income in the year of use. The foreign tax credits begin to expire in 2024.
               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred tax asset:
Accruals not currently deductible	$1,073	$2,313

Total current deferred tax asset	1,073	2,313

Noncurrent deferred tax asset:
Property and equipment	(433)	(387)
Deferred revenue	4,240	3,801
State deferred	168	—
GBC carryforwards	594	—
FTC carryforwards	188	178

Total noncurrent deferred tax assets	4,757	3,592
Less: valuation allowance	—	(178)

Total noncurrent deferred tax assets	4,757	3,414

Total net deferred tax asset	$5,830	$5,727

               The current net deferred tax asset and noncurrent net deferred tax asset are classified as prepaids and other current assets, and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.
               At December 31, 2010 and 2009, the Company has not identified any material tax liability with respect to uncertainty in income taxes. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the income tax provision in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest and penalties. In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2010 and 2009. The Company is subject to U. S. federal income tax examination for the calendar tax years 2007, 2009 and 2010 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.
9. Commitments and contingencies
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
               In April 2008, Harrah’s Entertainment, Inc. (“Harrah’s”) brought suit in the District Court for Clark County, Nevada. The Company in turn brought counterclaims against Harrah’s. On September 2, 2010, the parties settled the dispute and neither party admitted liability. As part of the settlement, the Company agreed to pay $9.0 million, which approximates the cash received by the Company under the original contract with Harrah’s. The litigation and settlement resulted in a 2010 pre-tax charge to operating income of $6.2 million, of which $3.1 million was a reduction of revenue and $3.1 million was an expense, and the release of $4.9 million classified as other current liabilities. The $4.9 million of other current liabilities consisted of $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue related to the Harrah’s contract.

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
     Lease commitments:
               The Company leases office space and office equipment under non-cancelable operating leases that expire at various dates through 2011. The Company incurred approximately $1.2 million of total rent expense for each of the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,
2011	$755
2012	11
2013	2
2014	—
2015	—
2016 and thereafter	—

Total minimum lease payments	$768

               The Company had no capital leases at December 31, 2010 and 2009. In 2009, the Company leased approximately 3,300 square feet of office space in Austin, Texas. This lease expires June 2011. In 2006, the Company renegotiated its office lease which expired in May 2006. The new lease expires on July 31, 2011.
10. Segment and geographic information
               Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates in one segment, pricing and margin optimization software. In addition, the Company’s assets are primarily located in its corporate office in the United States. Although the Company sells its pricing and margin optimization software to customers in several industries and geographies, the Company does not produce reports for, assess the performance of, or allocate resources to these industries or regions based upon any asset-based metrics, or based upon income or expenses, operating income or net income. Therefore, the Company believes that it operates in one segment.
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
               International revenue for the years ended December 31, 2010, 2009 and 2008, amounted to approximately $42.7 million, $40.5 million and $40.5 million, respectively, representing 60%, 59% and 54%, respectively, of annual revenue.
               The following geographic information is presented for the years ended December 31, 2010, 2009 and 2008. The Company categorizes geographic revenues based on the customer’s headquarters.

	Year Ended December 31,
	2010		2009		2008
	Revenue	Percent	Revenue	Percent	Revenue	Percent

The Americas:
United States of America	$28,326	40%	$28,305	41%	$35,091	46%
Other	3,620	5%	3,786	6%	3,751	5%

Subtotal	31,946	45%	32,091	47%	38,842	51%
Europe, the Middle East and Africa:
United Kingdom	2,973	4%	3,708	5%	6,321	9%
Germany	3,408	5%	3,588	5%	3,469	5%
Middle East	6,241	9%	3,823	6%	4,713	6%
Other	13,648	19%	15,017	22%	12,357	16%
Asia Pacific	12,829	18%	10,556	15%	9,886	13%

Subtotal	39,099	55%	36,692	53%	36,746	49%

Total revenue	$71,045	100%	$68,783	100%	$75,588	100%

11. Concentrations of credit risk
               For the years ended December 31, 2010, 2009 and 2008, no customer accounted for 10% or more of revenue. For the year ended December 31, 2010, two customers accounted for 10% or more of accounts receivables.
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
13. Employee retirement savings plan
               The Company sponsors the PROS Holdings, Inc. 401(k) Plan. The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. All employees are eligible to participate in the 401(k) Plan following the completion of six consecutive months of service. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. The company discontinued the matching contribution in 2009. Matching contributions by the Company in 2008 totaled $0.6 million.

14. Quarterly results (Unaudited)
               The following table presents certain unaudited quarterly financial data for the years ended December 31, 2010 and 2009. This information has been prepared on the same basis as the accompanying consolidated financial statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2010	2010	2010	2010

Total revenue	$20,193	$15,686	$17,839	$17,327
Gross profit	$14,440	$10,402	$13,024	$12,612
(Loss) income from operations	$(299)	$(3,788)	$(966)	$766
Net income (loss)	$631	$(2,405)	$(628)	$471

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.02	$(0.09)	$(0.02)	$0.02
Diluted	$0.02	$(0.09)	$(0.02)	$0.02

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2009	2009	2009	2009

Total revenue	$16,921	$16,510	$17,326	$18,026
Gross profit	$12,304	$12,219	$12,407	$13,208
Income from operations	$1,551	$1,088	$2,073	$2,655
Net income	$1,192	$798	$1,536	$1,990

Net earnings attributable to common
stockholders per share:
Basic	$0.05	$0.03	$0.06	$0.08
Diluted	$0.04	$0.03	$0.06	$0.08
15. Subsequent events
               The Company accounts for subsequent events by applying general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company does not believe there are any material subsequent events that require disclosure.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions	period
Allowance for doubtful accounts (1)
2010	$1,300	$96	$(376)	$1,020
2009	$1,900	$(566)	$(34)	$1,300
2008	$1,550	$288	$62	$1,900

Valuation allowance (2)
2010	$178	$—	$(178)	$—
2009	$123	$99	$(44)	$178
2008	$87	$99	$(63)	$123

(1)	Deductions column represents uncollectible accounts written off, net of recoveries.

(2)	Deductions column represents the utilization of deferred tax assets that previously had a valuation allowance for deferred tax assets.

EXHIBIT INDEX
(a)(3)	Exhibits
Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

4.1	Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333- 141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2	2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1

Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*	Immediately Exercisable Incentive Stock Option Grant, dated September 30, 2005, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*	Amendment No.1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.4*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.17 to the Registrant’s Form 10-Q filed the Securities and Exchange Commission on August 7, 2008).

10.12.1*	Amendment No. 1 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Andres Reiner — Senior Vice-President Product Development. (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.13	Settlement Agreement between PROS Holdings, Inc. and Harrah’s Entertainment, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2010).

21.1#	List of Subsidiaries

23.1#	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Constitutes management contracts or compensatory arrangements

#	Filed with this report.