Form 10-Q
period 2011-03-31
PROS Holdings, Inc.
filed 2011-05-05
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(do no check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,778,476 as of May 2, 2011.

PROS Holdings, Inc.
Form 10-Q for the Three Months Ended March 31, 2011

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
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$61,499	$55,845
Short-term investments	365	73
Accounts and unbilled receivables, net of allowance of $900 and $1,020, respectively	22,875	27,402
Prepaid and other current assets	7,237	6,170

Total current assets	91,976	89,490
Restricted cash	329	293
Property and equipment, net	3,298	3,248
Other long term assets, net	5,269	5,097

Total assets	$100,872	$98,128

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,163	$2,131
Accrued liabilities	1,321	1,998
Accrued payroll and other employee benefits	3,937	4,606
Deferred revenue	30,309	28,429

Total current liabilities	36,730	37,164
Long-term deferred revenue	1,297	1,461

Total liabilities	38,027	38,625

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,190,587 and 30,777,000 shares issued, respectively, 26,773,002 and 26,359,415 shares outstanding, respectively	31	31
Additional paid-in capital	72,330	69,844
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	4,433	3,577

Total stockholders’ equity	62,845	59,503

Total liabilities and stockholders’ equity	$100,872	$98,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:
License and implementation	$13,793	$10,372
Maintenance and support	7,613	6,955

Total revenue	21,406	17,327

Cost of revenue:
License and implementation	4,623	3,220
Maintenance and support	1,710	1,495

Total cost of revenue	6,333	4,715

Gross profit	15,073	12,612

Operating expenses:
Selling, general and administrative	7,871	6,632
Research and development	5,960	5,214

Income from operations	1,242	766
Other income:
Interest income	18	11

Income before income tax provision	1,260	777
Income tax provision	404	306

Net income	$856	$471

Net earnings attributable to common stockholders per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of shares:
Basic	26,594,083	25,912,444
Diluted	27,447,436	26,551,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Operating activities:
Net income	$856	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	367	330
Share-based compensation	1,756	1,419
Excess tax benefits on vesting of restricted stock units	(852)	(532)
Deferred taxes, net	(201)	—
Provision for doubtful accounts	38	—
Amortization of capitalized costs	—	37
Changes in operating assets and liabilities:
Accounts receivable	5,013	(6,189)
Unbilled receivables	(542)	(792)
Prepaid expenses and other	(203)	309
Accounts payable, accrued liabilities and accrued payroll	(2,016)	(627)
Deferred revenue	1,716	5,189

Net cash provided by (used in) operating activities	5,932	(385)

Investing activities:
Purchases of property and equipment	(697)	(240)
Increase in restricted cash	(36)	(293)
Increase in short-term investments	(292)	—

Net cash used in investing activities	(1,025)	(533)

Financing activities:
Exercise of stock options	1,066	76
Excess tax benefits on vesting of restricted stock units	852	532
Tax withholding related to net share settlement of restricted stock units	(1,171)	(804)

Net cash provided by (used in) financing activities	747	(196)

Net increase (decrease) in cash and cash equivalents	5,654	(1,114)
Cash and cash equivalents:
Beginning of period	55,845	62,449

End of period	$61,499	$61,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and summary of significant accounting policies
     Nature of operations
          PROS Holdings, Inc., a Delaware corporation and subsidiaries, or the Company, is a provider of pricing and margin optimization software products, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best-practices. Customers use the Company’s software products to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision making and improve their business processes and financial performance. The Company’s software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. These innovative science based software products analyze, execute and optimize pricing strategies using data elements determined using advanced pricing science, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price and other relevant information as well as data from traditional enterprise applications, often augmenting it with real-time and historical data and external market data sources. The Company also provides a range of services that include analyzing a company’s current pricing processes and implementing the Company’s software products to improve pricing performance. The Company provides its software products to enterprises across a range of industries, including manufacturing, distribution, services and travel.
     Basis of presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or SEC. In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.
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

     Fair value measurements
          At March 31, 2011, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $45.1 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. At December 31, 2010, the Company had $40.7 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. The Company had $0.4 million and $0.1 million invested in certificates of deposits at March 31, 2011 and December 31, 2010, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification, or ASC, 820, “Fair Value Measurement and Disclosure.” Our diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.
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
          The Company translates assets and liabilities of its foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. The Company translates revenue and expenses at the monthly average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive loss.
     Income taxes
          At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three months ended March 31, 2011 and 2010 was 32% and 39%, respectively. The difference between our effective tax rate and the federal statutory rate of 34% for the three months ended March 31, 2011 was primarily attributable to the Company’s application of the Research and Experimentation, or R&E, tax credit.
     Recent accounting pronouncements
          There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.
2. Earnings per share
          The Company computes basic earnings per share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights.
          Approximately 960,000 and 1,270,000 of potential common shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, respectively, as the effect would be anti-dilutive.
          The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2011	2010
Numerator:
Net income attributable to common stockholders	$856	$471

Denominator:
Weighted average shares (basic)	26,594	25,912
Dilutive effect of stock options, restricted stock units and stock appreciation rights	853	639

Weighted average shares (diluted)	27,447	26,551
Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02
3. Share-based compensation
          The Company maintains incentive share-based plans to provide long-term incentives to its key employees, officers, directors and consultants. The Company issues or has issued three types of share-based awards under its incentive share-based plans: stock options, restricted stock units and stock appreciation rights. The discretionary issuance of share-based awards generally contains vesting provisions ranging from one to four years.
          In February 2011, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of March 31, 2011, 726,749 shares remained available for issuance under this plan. At March 31, 2011, 1,676,514 stock options were outstanding with a weighted average exercise price of $11.23, 1,122,817 restricted stock units were outstanding and 859,625 stock appreciation rights were outstanding. The Company granted 216,800 shares of restricted stock units with a grant date fair value of $11.42 and 191,000 shares of stock appreciation rights with a weighted average grant date fair value of $5.12 during the three months ended March 31, 2011. At March 31, 2011, there was an estimated $13.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 1.8 years.

          Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of operations. The following table summarizes share-based compensation expense for the three months ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
	2011	2010
Share-based compensation:
Cost of revenue:
License and implementation	$334	$233

Total included in cost of revenue	334	233

Operating expense:
Selling, general and administrative	1,072	796
Research and development	350	390

Total included in operating expenses	1,422	1,186

Total share-based compensation expense	$1,756	$1,419

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
     Cautionary statement
          The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 set forth in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission, or SEC. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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

     Trends and uncertainties
          We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. We believe the market for pricing and margin optimization software is underpenetrated. Market interest for our software has increased over the past several years. While there appears to be some improvement in the economy, the current economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and margin optimization software and may increase the volatility in our business. Due to the difficult economic conditions, we have experienced longer sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including, requesting changes to our contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, and travel industries. From a geographical standpoint, approximately 60% and 56% of our consolidated revenues were derived from customers outside the United States for the three months ended March 31, 2011 and 2010, respectively. The current economic environment and current political situation in the Middle East could change our trends of revenue within industries and across geographies if certain industries or geographies are more impacted than others.
     Critical accounting policies and estimates
          We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. We make estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to our critical accounting policies during the first quarter of 2011.
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
          For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements based on a relative fair value allocation and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer hosting term.
          We also license software products under term licenses agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the unaudited condensed consolidated statements of operations, represented approximately 5.4% and 4.2% of total revenue for the three months ended March 31, 2011 and 2010, respectively.

          Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. For the substantial majority of our arrangements we have not historically recognized license revenue upon signing a contract with a customer and delivery of the software because we consider the implementation services to be essential to our customers’ usability of our licensed software. We evaluate the contract terms and conditions and implementation performance obligations in making our revenue recognition determination for each contract. As the market for pricing and margin optimization software evolves and the capabilities of third party system integrators to independently deploy our software products increases the nature and scope of our implementation performance obligations may change which could materiality impact the timing of recognition of our license revenue and our results of operations.
     Results of operations
          Comparison of three months ended March 31, 2011 with three months ended March 31, 2010
             Revenue:

	For the Three Months Ended March 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$13,793	64%	$10,372	60%	$3,421	33%
Maintenance and support	7,613	36%	6,955	40%	658	9%

Total	$21,406	100%	$17,327	100%	$4,079	24%

          License and implementation. License and implementation revenue increased $3.4 million to $13.8 million for the three months ended March 31, 2011 from $10.4 million for the three months ended March 31, 2010, representing a 33% increase. The increase in license and implementation revenue is principally due to an increase of 39% in implementations generating license and implementation revenue from 56 implementations in 2010 to 78 implementations in 2011.
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
          Maintenance and support. Maintenance and support revenue increased $0.7 million to $7.6 million for the three months ended March 31, 2011 from $7.0 million for the three months ended March 31, 2010, representing a 9% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services.
          Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$4,623	34%	$3,220	31%	$1,403	44%
Cost of maintenance and support	1,710	22%	1,495	21%	215	14%

Total cost of revenue	$6,333	30%	$4,715	27%	$1,618	34%

Gross profit	$15,073	70%	$12,612	73%	$2,461	20%

          Cost of license and implementation. Cost of license and implementation increased $1.4 million to $4.6 million for the three months ended March 31, 2011 from $3.2 million for the three months ended March 31, 2010, representing a 44% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.2 million of personnel and overhead expenses as a result of an increase in headcount and compensation expenses, $0.2 million of system integrator expenses, $0.2 million of travel costs, and $0.1 million of share-based compensation expense. These increases were partially offset by decreases of $0.2 million for third party deployment software costs and $0.1 million related to a favorable change in foreign currency. License and implementation gross margins were 66% for the three months ended March 31, 2011 as compared to 69% for the three months ended March 31, 2010. The increased utilization of system integrators providing implementation services increased implementation costs which reduced gross margins for the three months ended March 31, 2011 and 2010 by approximately two percentage points and one percentage point, respectively. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $1.7 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010, representing a 14% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 78% for the three months ended March 31, 2011 as compared to 79% for the three months ended March 31, 2010.
          Gross profit. Gross profit increased $2.5 million to $15.1 million for the three months ended March 31, 2011 from $12.6 million for the three months ended March 31, 2010, representing a 20% increase. The increase in gross profit was principally attributed to a $4.1 million increase in total revenue offset by a $1.6 million increase in total cost of revenue.
          Operating expenses:

	For the Three Months Ended March 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$7,871	37%	$6,632	38%	$1,239	19%
Research and development	5,960	28%	5,214	30%	746	14%

Total operating expenses	$13,831	65%	$11,846	68%	$1,985	17%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million to $7.9 million for the three months ended March 31, 2011 from $6.6 million for the three months ended March 31, 2010, representing a 19% increase. As part of our increased investment in sales and marketing there was a $0.6 million increase in sales personnel expenses. There was also an increase of $0.3 million of share-based compensation expense, $0.3 million of professional fees and $0.2 million in general and administrative personnel expense as a result of an increase in headcount. These increases were offset by a decrease of $0.2 million in other expenses.
          Research and development expenses. Research and development expenses increased $0.8 million to $6.0 million for the three months ended March 31, 2011 from $5.2 million for the three months ended March 31, 2010, representing a 14% increase. The increase was principally attributed to an increase of $0.6 million of personnel expenses.
          Income tax provision:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	32%	39%	n/a	(7)%
Income tax provision	$404	$306	$98	32%
          Income tax provision. Our income tax provision increased $0.1 million to $0.4 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010. The effective tax rate was 32% and 39% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate is the result of the application of the R&E tax credit during the three months ended March 31, 2011. For the three months ended March 31, 2010, the R&E tax credit was not available. The R&E tax credit was reinstated in the fourth quarter of 2010 and the full benefit was reflected in the fourth quarter of 2010.

     Liquidity and capital resources
          At March 31, 2011, we had $61.5 million of cash and cash equivalents and $55.2 million of working capital as compared to $55.8 million of cash and cash equivalents and $52.3 million of working capital at December 31, 2010. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
          Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense. At March 31, 2011, we had restricted cash of $0.3 million related to letters of credit.
          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010
Net cash provided by (used in) operating activities	$5,932	$(385)
Net cash used in investing activities	(1,025)	(533)
Net cash provided by (used in) financing activities	747	(196)
Cash and cash equivalents (beginning of period)	55,845	62,449
Cash and cash equivalents (end of period)	$61,499	$61,335
     Cash flow analysis:
          Net cash provided by (used in) operating activities. Net cash provided by operating activities for the first three months of 2011 was $5.9 million, which represents an increase of $6.3 million when compared to the same period in 2010. Throughout both periods, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefit on vesting of restricted stock units, share-based compensation and adjustments to our provision for doubtful accounts; and (ii) changes in our working capital.
          The increase in net cash provided by operating activities was due to higher net earnings and net increases in non-cash expenses such as depreciation and share-based compensation. In addition, the increase in net cash provided by operating activities was due to changes in operating assets and liabilities, which are composed of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued expenses, accrued liabilities and accrued payroll and deferred revenue. Operating assets and liabilities provided $4.0 million of operating cash flow as a result of quarterly collections of our accounts receivable and an increase of $1.7 million of deferred revenue resulting from our milestone and maintenance billings offset by a decrease of $2.0 million of accounts payable, accrued liabilities, payroll and other employee benefit and a $0.2 million increase in prepaid and other assets.
          Net cash used in investing activities. Net cash flow used in investing activities was $1.0 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. The increase in net cash used in investing activities is primarily the result of an increase of $0.5 million in purchase of property and equipment.
          Net cash provided by (used in) financing activities. Net cash flow provided by financing activities was $0.8 million for the three months ended March 31, 2011 compared to net cash flow used in financing activities of $0.2 million for the three months ended March 31, 2010. The increase is primarily the result of an increase of $1.0 million in the proceeds from the exercise of employee stock options and $0.3 million of excess tax benefits on vesting of restricted stock units offset by a decrease of $0.4 million of tax withholdings related to net share settlement of restricted stock units.
     Contractual obligations
          There have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Off-balance sheet arrangements
          We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     Recent accounting pronouncements
          There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to us.
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
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2011 would have resulted in a $0.3 million loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.
Item 4. Controls and procedures
     Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act. Based on our evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
     Risks relating to our business and industry:
        The deterioration of general U. S. and global economic conditions could adversely affect our sales and operating results.
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
        A significant or prolonged economic downturn in industries in which we focus may result in our customers or prospects reducing or postponing spending on the products we offer.
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
          We are a global company with customers around the world. In 2010, approximately 60% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, may interfere with our customers and our activities in a particular location.
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
          The implementation of our software products can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on certain factors that may not be under our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software products, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. If weaknesses or problems in infrastructure or data or our customers’ commitment and investment in personnel and resources exist, we may not be able to correct or compensate for such weaknesses. In addition, implementation of our software products can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software products such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. For projects accounted for under percentage of completion, we recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.

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
          GAAP in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted new accounting standards for multiple-element arrangements effective from January 1, 2010 and standard setters have proposed further changes to revenue recognition accounting standards, among others. A change in principles or interpretations, in particular those related to revenue recognition, could have an adverse effect on our reported financial results.
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
          We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2011, $10.0 million remained available for repurchase under the existing repurchase authorization.
          We did not make any purchases of our common stock under this program for the three months ended March 31, 2011.
Item 3. Defaults upon senior securities.
None.
Item 4. [Removed and Reserved pursuant to SEC Release No. 34-61175A]

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

10.12*	Employment Agreement, dated February 28, 2011, by and between PROS Revenue Management L.P. and Andres Reiner — President and Chief Executive Officer. (incorporated by reference to the exhibit 10.12 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 3, 2011).

10.13	Settlement Agreement between PROS Holdings, Inc. and Harrah’s Entertainment, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2010).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contracts or compensatory arrangements

#	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: May 5, 2011	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index
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

10.12*	Employment Agreement, dated February 28, 2011, by and between PROS Revenue Management L.P. and Andres Reiner — President and Chief Executive Officer. (incorporated by reference to the exhibit 10.12 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 3, 2011).

10.13	Settlement Agreement between PROS Holdings, Inc. and Harrah’s Entertainment, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2010).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contracts or compensatory arrangements

#	Filed with this report