Form 10-Q
period 2011-06-30
PROS Holdings, Inc.
filed 2011-08-04
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from       to
Commission File Number: 001-33554
PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0168604

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3100 Main Street, Suite 900, Houston, TX	77002

(Address of Principal Executive Offices)	(Zip Code)
(713) 335-5151

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and former Fiscal Year, if Changed Since Last Report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,934,529 as of August 2, 2011.

PROS Holdings, Inc.
Form 10-Q for the Three and Six Months Ended June 30, 2011

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

PART I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$64,396	$55,845
Short-term investments	—	73
Accounts and unbilled receivables, net of allowance of $950 and $1,020, respectively	24,839	27,402
Prepaid and other current assets	7,499	6,170

Total current assets	96,734	89,490
Restricted cash	329	293
Property and equipment, net	3,832	3,248
Other long term assets, net	5,345	5,097

Total assets	$106,240	$98,128

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,198	$2,131
Accrued liabilities	1,817	1,998
Accrued payroll and other employee benefits	5,938	4,606
Deferred revenue	28,093	28,429

Total current liabilities	39,046	37,164
Long-term deferred revenue	874	1,461

Total liabilities	39,920	38,625

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,301,743 and 30,777,000 shares issued, respectively, 26,884,158 and 26,359,415 shares outstanding, respectively	31	31
Additional paid-in capital	74,364	69,844
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	5,874	3,577

Total stockholders’ equity	66,320	59,503

Total liabilities and stockholders’ equity	$106,240	$98,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
License and implementation	$15,082	$10,430	$28,875	$20,802
Maintenance and support	8,703	7,409	16,316	14,364

Total revenue	23,785	17,839	45,191	35,166

Cost of revenue:
License and implementation	4,798	3,414	9,421	6,634
Maintenance and support	1,643	1,401	3,353	2,896

Total cost of revenue	6,441	4,815	12,774	9,530

Gross profit	17,344	13,024	32,417	25,636

Operating expenses:
Selling, general and administrative	9,115	8,517	16,986	15,149
Research and development	6,149	5,472	12,109	10,686

Income (loss) from operations	2,080	(965)	3,322	(199)
Other income:
Interest income	12	18	30	29

Income (loss) before income tax provision	2,092	(947)	3,352	(170)
Income tax provision (benefit)	651	(319)	1,055	(13)

Net income (loss)	$1,441	$(628)	$2,297	$(157)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.05	$(0.02)	$0.09	$(0.01)
Diluted	$0.05	$(0.02)	$0.08	$(0.01)

Weighted average number of shares:
Basic	26,829,158	26,033,003	26,711,621	25,972,723
Diluted	27,828,209	26,033,003	27,615,189	25,972,723
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$2,297	$(157)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	782	673
Share-based compensation	3,361	3,411
Excess tax benefits on share-based compensation	(1,241)	(593)
Other noncash	(2)	(3)
Changes in operating assets and liabilities:
Accounts and unbilled receivable	2,547	(9,573)
Prepaid expenses and other	(378)	(77)
Accounts payable	1,263	1,419
Accrued liabilities	(416)	707
Accrued payroll and other employee benefits	1,332	(1,095)
Deferred revenue	(923)	5,341

Net cash provided by operating activities	8,622	53

Investing activities:
Purchases of property and equipment	(1,310)	(901)
Increase in restricted cash	(36)	(293)
Decrease (increase) in short-term investment	73	(73)

Net cash used in investing activities	(1,273)	(1,267)

Financing activities:
Exercise of stock options	1,563	137
Excess tax benefits on share-based compensation	1,241	593
Tax withholding related to net share settlement of restricted stock units	(1,602)	(1,194)

Net cash provided by (used in) financing activities	1,202	(464)

Net increase (decrease) in cash and cash equivalents	8,551	(1,678)
Cash and cash equivalents:
Beginning of period	55,845	62,449

End of period	$64,396	$60,771

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$1,430	$—
Interest	$—	$—
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
Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or SEC. In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by GAAP.
Basis of consolidation
     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Fair value measurements
     At June 30, 2011, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $63.8 million invested in treasury money market funds. At December 31, 2010, the Company had $40.7 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. The Company had $0.1 million invested in certificates of deposits at December 31, 2010. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification, or ASC, 820, “Fair Value Measurement and Disclosure.” The Company’s diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.
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
Income taxes
     At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The effective tax rate for the three months ended June 30, 2011 and 2010 was a provision of 31% and a benefit of 34%, respectively, and the effective tax rate for the six months ended June 30, 2011 and 2010 was a provision of 31% and a benefit of 8%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2011 was primarily attributable to the Company’s application of the Research and Experimentation, or R&E, tax credit.
Recent accounting pronouncements
     There have been no new accounting pronouncements during the three or six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to the Company.

2. Earnings per share
     The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company’s outstanding stock options, stock appreciation rights and restricted stock units are not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.
     Approximately 581,000 and 895,000 of potential common shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2011, respectively, and approximately 3,664,000 of potential common shares have not been considered in the diluted loss per share calculation for the three and six months ended June 30, 2010, respectively, as the effect would be anti-dilutive.
     The following tables set forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common stockholders	$1,441	$(628)	$2,297	$(157)

Denominator:
Weighted average shares (basic)	26,829	26,033	26,712	25,973
Dilutive effect of stock options, restricted stock units and stock appreciation rights	999	—	903	—

Weighted average shares (diluted)	27,828	26,033	27,615	25,973
Basic earnings (loss) per share	$0.05	$(0.02)	$0.09	$(0.01)
Diluted earnings (loss) per share	$0.05	$(0.02)	$0.08	$(0.01)
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
     In February 2011, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of June 30, 2011, 650,428 shares remained available for issuance under this plan. At June 30, 2011, 1,613,769 stock options were outstanding with a weighted average exercise price of $11.32, 1,152,563 restricted stock units were outstanding and 859,469 stock appreciation rights were outstanding. The Company granted 108,000 shares of restricted stock units with a weighted average grant date fair value of $17.98 during the three months ended June 30, 2011. The Company did not grant any stock options or stock appreciation rights during the three months ended June 30, 2011. The Company granted 324,800 shares of restricted stock units with a weighted average grant date fair value of $13.60 and 191,000 shares of stock appreciation rights with a weighted average grant date fair value of $5.12 during the six months ended June 30, 2011. The Company did not grant any stock options for the six months ended June 30, 2011. At June 30, 2011, there was an estimated $14.0 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 1.8 years.

     Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of operations. The following table summarizes share-based compensation expense for the three and six months ended June 30, 2011 and 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Share-based compensation:
Cost of revenue:
License and implementation	$278	$285	$612	$518

Total included in cost of revenue	278	285	612	518

Operating expenses:
Selling, general and administrative	932	1,258	2,004	2,054
Research and development	395	449	745	839

Total included in operating expenses	1,327	1,707	2,749	2,893

Total share-based compensation expense	$1,605	$1,992	$3,361	$3,411

4. Commitments and contingencies
Litigation
     In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly. Further, as the costs and outcomes of these types of matters can vary significantly, including with respect to whether they ultimately result in litigation, the Company believes its past experiences are not sufficient to provide any additional visibility or predictability to reasonably estimate the additional loss or range of loss that may result, if any. Based on the foregoing, the Company believes that an estimate of an additional loss or range of loss cannot be made at this time for contingencies for which there is a reasonably possibility that a loss may have been incurred. It is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.
5. Subsequent events
     On July 29, 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013. The Company has future minimum lease payments regarding this Lease Amendment of $0.3 million for the five remaining months in 2011, $1.3 million in 2012, $1.3 million in 2013, $1.3 million in 2014, $1.3 million in 2015 and $1.0 million in 2016.

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
Overview
     We are a leading provider of enterprise pricing and margin optimization software, an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices through the use of our software products. By using our software products, our customers gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software products incorporate advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, often augmenting it with real-time and historical data. Our software also uses data elements that are determined using advanced pricing science and are stored in our database. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure, integrate and customize our solutions to meet the specific pricing needs of each customer. We provide our software products to enterprises across a range of industries, including manufacturing, distribution, services, and travel.
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

Trends and uncertainties
     We have noted trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Difficult Economic Conditions. While there appears to be some improvement in the economy, the current economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and margin optimization software and may increase the volatility in our business. Due to the difficult economic conditions, we continue to experience long sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including, requesting changes to our contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements. In addition, certain countries are facing a sovereign debt crisis and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services, and travel industries. Approximately 66% and 58% of our consolidated revenues were derived from customers outside the United States for the three months ended June 30, 2011 and 2010, respectively, and approximately 63% and 57% of our consolidated revenues were derived from customers outside the United States for the six months ended June 30, 2011 and 2010, respectively. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•	Research and experimentation tax credit. In December 2010 Congress passed and the President of the United States of America enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which included, among other legislation, the retroactive extension of the Research and Experimentation, or R&E, tax credit. The passage of this legislation extended the R&E tax credit until December 31, 2011. If the R&E tax credit is not reinstated, we will record the federal income tax provision in 2012 at the enacted federal rate, net of other tax credits that may benefit us, if any.
Critical accounting policies and estimates
     We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. We make estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements, and our estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to our critical accounting policies during the second quarter of 2011.
     We recognize a substantial majority of our license and implementation revenue on a percentage-of-completion basis because we consider implementation services to be essential to our customers’ usability of our licensed software. Under this recognition policy, the revenue we recognize during a reporting period is based on the total man-days expended on the implementation of our software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software products. As a result of our revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years.
     For arrangements that include hosting services, we allocate the arrangement consideration between the hosting service and other elements based on a relative fair value allocation and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer hosting term.
     We also license software products under term license agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the unaudited condensed consolidated statements of operations, represented approximately 8.6% and 4.7% of total revenue for the three months ended June 30, 2011 and 2010, respectively, and approximately 7.1% and 4.5% of total revenue for the six months ended June 30, 2011 and 2010, respectively.
     Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. For the substantial majority of our arrangements we have not historically recognized license revenue upon signing a contract with a customer and delivery of the software because we consider the implementation services to be essential to our customers’ usability of our licensed software. We evaluate the contract terms and conditions and implementation performance obligations in making our revenue recognition determination for each contract. As the market for pricing and margin optimization software evolves and the capabilities of third party system integrators and resellers to independently deploy our software products increases, the nature and scope of our implementation performance obligations may change which could materiality impact the timing of recognition of our license revenue and our results of operations.
Results of operations
     Comparison of three months ended June 30, 2011 with three months ended June 30, 2010
Revenue:

	For the Three Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$15,082	63%	$10,430	58%	$4,652	45%
Maintenance and support	8,703	37%	7,409	42%	1,294	17%

Total	$23,785	100%	$17,839	100%	$5,946	33%

     License and implementation. License and implementation revenue increased $4.7 million to $15.1 million for the three months ended June 30, 2011 from $10.4 million for the three months ended June 30, 2010, representing a 45% increase. The increase in license and implementation revenue is principally due to an increase of 27% in implementations from 64 implementations for the three months ended June 30, 2010 to 81 implementations for the three months ended June 30, 2011. In addition, there was a 66% increase in the number of man days that generate license and implementation revenue. The increase in the number of man days that generate license and implementation revenue was partly offset by a 13% decrease in license and implementation revenue recognized per man-day. The decrease in revenue per man-day was principally the result of an increase in the number of man days required to implement projects currently in progress as compared to prior year period.
     Generally, license and implementation revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from six months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements.
     Maintenance and support. Maintenance and support revenue increased $1.3 million to $8.7 million for the three months ended June 30, 2011 from $7.4 million for the three months ended June 30, 2010, representing a 17% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services. In addition, we had an increase in maintenance revenue of $0.4 million as a result of a retroactive maintenance renewal that had lapsed in the prior year.

          Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$4,798	32%	$3,414	33%	$1,384	41%
Cost of maintenance and support	1,643	19%	1,401	19%	242	17%

Total cost of revenue	$6,441	27%	$4,815	27%	$1,626	34%

Gross profit	$17,344	73%	$13,024	73%	$4,320	33%

          Cost of license and implementation. Cost of license and implementation increased $1.4 million to $4.8 million for the three months ended June 30, 2011 from $3.4 million for the three months ended June 30, 2010, representing a 41% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.6 million of personnel expenses, as a result of an increase in headcount to support the increased number of active software implementations and related overhead expenses. In addition, there was a $0.1 million increase of system integrator expenses. These increases were partially offset by decreases of $0.1 million for third party deployment software costs, $0.1 million related to a favorable change in foreign currency and $0.1 million of other expenses.
          License and implementation gross margins were 68% for the three months ended June 30, 2011 as compared to 67% for the three months ended June 30, 2010. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $1.6 million for the three months ended June 30, 2011 from $1.4 million for the three months ended June 30, 2010, representing a 17% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins for the three months ended June 30, 2011 and 2010 were 81%, respectively.
          Gross profit. Gross profit increased $4.3 million to $17.3 million for the three months ended June 30, 2011 from $13.0 million for the three months ended June 30, 2010, representing a 33% increase. The increase in gross profit was attributed to a $5.9 million increase in total revenue offset by a $1.6 million increase in total cost of revenue.
          Operating expenses:

	For the Three Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$9,115	38%	$8,517	48%	$598	7%
Research and development	6,149	26%	5,472	31%	677	12%

Total operating expenses	$15,264	64%	$13,989	78%	$1,275	9%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million to $9.1 million for the three months ended June 30, 2011 from $8.5 million for the three months ended June 30, 2010, representing a 7% increase. There was an increase of $1.2 million as a result of an increase in headcount and personnel expenses to support our planned growth objectives. In addition, there was a $0.3 million increase in marketing expenses, including expanding lead generation and company awareness programs and a $0.1 million increase in other expenses. These increases were partially offset by a $0.8 million decrease in professional fees which includes legal and accounting fees and a $0.3 million decrease in share-based compensation expense.
          Research and development expenses. Research and development expenses increased $0.7 million to $6.1 million for the three months ended June 30, 2011 from $5.5 million for the three months ended June 30, 2010, representing a 12% increase. The increase was principally attributed to a $0.6 million increase in personnel expenses and a $0.1 million increase in other expenses resulting from the ongoing investment we are making in our products.

          Income tax provision (benefit):

	For the Three Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	31%	(34)%	n/a	65%
Income tax provision (benefit)	$651	$(319)	$970	nm
          Income tax provision. Our income tax provision increased $1.0 million to an income tax provision of $0.7 million for the three months ended June 30, 2011 from an income tax benefit of $0.3 million for the three months ended June 30, 2010. The effective tax rate was a 31% tax provision and a 34% tax benefit for the three months ended June 30, 2011 and 2010, respectively. The change in the effective tax rate is the result of reporting pre-tax income during the three months ended June 30, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the three months ended June 30, 2010 which resulted in a federal tax benefit.
     Comparison of six months ended June 30, 2011 with the six months ended June 30, 2010
          Revenue:

	For the Six Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$28,875	64%	$20,802	59%	$8,073	39%
Maintenance and support	16,316	36%	14,364	41%	1,952	14%

Total	$45,191	100%	$35,166	100%	$10,025	29%

          License and implementation. License and implementation revenue increased $8.1 million to $28.9 million for the six months ended June 30, 2011 from $20.8 million for the six months ended June 30, 2010, representing a 39% increase. The increase in license and implementation revenue is principally due to an increase of 33% in implementations from 67 implementations for the six months ended June 30, 2010 to 89 implementations for the six months ended June 30, 2011. In addition, there was a 63% increase in the number of man days that generate license and implementation revenue. The increase in the number of man days that generate license and implementation revenue was partly offset by a 15% decrease in license and implementation revenue recognized per man-day. The decrease in revenue per man-day was principally the result of an increase in the number of man days required to implement projects currently in progress as compared to prior year period.
          Maintenance and support. Maintenance and support revenue increased $2.0 million to $16.3 million for the six months ended June 30, 2011 from $14.4 million for the six months ended June 30, 2010, representing a 14% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services. In addition, we had an increase in maintenance revenue of $0.4 million as a result of a retroactive maintenance renewal that had lapsed in the prior year.
          Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$9,421	33%	$6,634	32%	$2,787	42%
Cost of maintenance and support	3,353	21%	2,896	20%	457	16%

Total cost of revenue	$12,774	28%	$9,530	27%	$3,244	34%

Gross profit	$32,417	72%	$25,636	73%	$6,781	26%

          Cost of license and implementation. Cost of license and implementation increased $2.8 million to $9.4 million for the six months ended June 30, 2011 from $6.6 million for the six months ended June 30, 2010, representing a 42% increase. The increase in cost of license and implementation is principally attributable to an increase of $2.7 million of personnel expenses, as a result of an increase in headcount to support the increased number of active software implementations and related overhead expenses. In addition, there were increases of $0.4 million of system integrator expenses, $0.2 million of travel expenses and $0.1 of share-based compensation expense. These increases were partially offset by decreases of $0.3 million for third party deployment software costs and $0.3 million related to a favorable change in foreign currency.

          License and implementation gross margins were 67% for the six months ended June 30, 2011 as compared to 68% for the six months ended June 30, 2010. License and implementation costs may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
          Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $3.4 million for the six months ended June 30, 2011 from $2.9 million for the six months ended June 30, 2010, representing a 16% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were 79% for the six months ended June 30, 2011 as compared to 80% for the six months ended June 30, 2010.
          Gross profit. Gross profit increased $6.8 million to $32.4 million for the six months ended June 30, 2011 from $25.6 million for the six months ended June 30, 2010, representing a 26% increase. The increase in gross profit was attributed to a $10.0 million increase in total revenue offset by a $3.2 million increase in total cost of revenue.
          Operating expenses:

	For the Six Months Ended June 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, general and administrative	$16,986	38%	$15,149	43%	$1,837	12%
Research and development	12,109	27%	10,686	30%	1,423	13%

Total operating expenses	$29,095	64%	$25,835	73%	$3,260	13%

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.8 million to $17.0 million for the six months ended June 30, 2011 from $15.1 million for the six months ended June 30, 2010, representing a 12% increase. There was an increase of $2.0 million as a result of an increase in headcount and personnel expenses to support our planned growth objectives. In addition, there were increases of $0.2 million in marketing expenses including expanding lead generation and company awareness programs and $0.2 million of other expenses. These increases were partially offset by a $0.6 million decrease in professional fees which includes legal and accounting fees and a $0.1 million decrease in share-based compensation expense.
          Research and development expenses. Research and development expenses increased $1.4 million to $12.1 million for the six months ended June 30, 2011 from $10.7 million for the six months ended June 30, 2010, representing a 13% increase. The increase was principally attributed to a $1.2 million increase in personnel expenses and a $0.2 million increase in other expenses resulting from the ongoing investment we are making in our products.
          Income tax provision (benefit):

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	31%	(8)%	n/a	39%
Income tax provision (benefit)	$1,055	$(13)	$1,068	nm
          Income tax provision. Our income tax provision increased $1.1 million to an income tax provision of $1.1 million for the six months ended June 30, 2011 from an income tax benefit of $13,000 for the six months ended June 30, 2010. The effective tax rate was a 31% tax provision and an 8% tax benefit for the six months ended June 30, 2011 and 2010, respectively. The change in the effective tax rate was the result of reporting pre-tax income during the three months ended June 30, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the three months ended June 30, 2010 which resulted in a federal tax benefit.
     Liquidity and capital resources
          At June 30, 2011, we had $64.4 million of cash and cash equivalents and $57.7 million of working capital as compared to $55.8 million of cash and cash equivalents and $52.3 million of working capital at December 31, 2010. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sales of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
          Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders and interest expense. At June 30, 2011, we had restricted cash of $0.3 million related to letters of credit.
          The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$8,622	$53
Net cash used in investing activities	(1,273)	(1,267)
Net cash provided by (used in) financing activities	1,202	(464)
Cash and cash equivalents (beginning of period)	55,845	62,449
Cash and cash equivalents (end of period)	$64,396	$60,771
     Cash flow analysis:
          Net cash provided by operating activities. Net cash provided by operating activities for the first six months of 2011 was $8.6 million, which represents an increase of $8.6 million when compared to the same period in 2010. Throughout 2011, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefit on share-based compensation and share-based compensation; and (ii) changes in our working capital.
          The increase in net cash provided by operating activities was due to higher net earnings. In addition, the increase in net cash provided by operating activities was due to changes in operating assets and liabilities, which are composed of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued expenses, accrued liabilities and accrued payroll and deferred revenue. Operating assets and liabilities in 2011 provided $3.4 million of operating cash flow as a result of collections of our accounts receivable, an increase of $2.2 million of accounts payable, accrued liabilities, payroll and other employee benefit offset by a decrease of $0.9 million of deferred revenue and a $0.4 million decrease of prepaid and other expenses.
          Net cash used in investing activities. Net cash flow used in investing activities was $1.3 million for the six months ended June 30, 2011 compared to $1.3 million for the six months ended June 30, 2010. The net cash used in investing activities is primarily the result of $1.3 million for the purchase of property and equipment.
          Net cash provided by (used in) financing activities. Net cash flow provided by financing activities was $1.2 million for the six months ended June 30, 2011 compared to net cash flow used in financing activities of $0.5 million for the six months ended June 30, 2010. The increase is primarily the result of an increase of $2.1 million in the proceeds from the exercise of employee stock options and the excess tax benefits on share-based compensation offset by an increase of $0.4 million of tax withholdings related to net share settlement of restricted stock units.

     Contractual obligations
          On July 29, 2011, we entered into a third amendment to our corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the total term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013. The following table sets forth our contractual obligations as of the Lease Amendment date.

	Payment due by period
	Less than			more than
(Dollars in thousands)	1 year	1 to 3 years	3 to 5 years	5 years	Total
Lease Amendment	$1,041	$2,594	$2,594	$216	$6,445

Total contractual obligations	$1,041	$2,594	$2,594	$216	$6,445

          Other than the Lease Amendment described above, there have been no significant changes to our operating leases since those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Off-balance sheet arrangements
          We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     Recent accounting pronouncements
          There have been no new accounting pronouncements during the three or six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance, to us.
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
          We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2011 would have resulted in a $0.2 million loss. Fluctuations in currency exchange rates could harm our business in the future. To date, we have not entered into any hedging contracts although we may do so in the future.

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
PART II. Other Information
Item 1. Legal proceedings
          In the ordinary course of business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, we will adjust our assessment and estimates of such liabilities accordingly. Further, as the costs and outcomes of these types of matters can vary significantly, including with respect to whether they ultimately result in litigation, we believe our past experiences are not sufficient to provide any additional visibility or predictability to reasonably estimate the additional loss or range of loss that may result, if any. Based on the foregoing, we believe that an estimate of an additional loss or range of loss cannot be made at this time for contingencies for which there is a reasonably possibility that a loss may have been incurred. It is possible that the ultimate resolution of our liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.
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
               We derive, and expect to continue to derive, all of our revenue from providing pricing and margin optimization software products, implementation services and ongoing customer support. The pricing and margin optimization software market is relatively new and still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of businesses in the manufacturing, distribution, services, and travel industries to implement pricing and margin optimization software.
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
          Any downturn in sales to our target markets of manufacturing, distribution, services, and travel would adversely affect our operating results.
               Our success is highly dependent upon our ability to sell our software products to customers in the manufacturing, distribution, services, and travel industries. If we are unable to market and sell our software products effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software products will achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:
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
               Our revenue growth has been derived principally from customers in the manufacturing, distribution, services, and travel industries, where our products have recently begun to achieve market acceptance. Our revenue growth is highly dependent upon continued growth of market acceptance in all of these industries, and there is no assurance our products will achieve or sustain widespread acceptance among these potential customers. Failure to expand market acceptance of our products in the manufacturing, distribution, services industries or to maintain sales in the travel industry would adversely affect our operating results and financial condition.
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
               In addition, we are required to maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to report on, the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We have hired additional accounting and financial staff and a third party firm with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.
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
               We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2011, $10.0 million remained available for repurchase under the existing repurchase authorization.
               We did not make any purchases of our common stock under this program for the three months ended June 30, 2011.

Item 3. Defaults upon senior securities.
None.
Item 4. [Removed and Reserved pursuant to SEC Release No. 34-61175A]
Item 5. Other information.
None.
Item 6. Exhibits.
Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2008).

4.1	Specimen certificate for shares of common stock (incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.1	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference to the exhibit 10.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.2	2007 Equity Incentive Plan and form of stock option agreement (incorporated by reference to the exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders (incorporated by reference to the exhibit 10.4 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.3.1	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders. (incorporated by reference to the exhibit 10.4.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.5	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats (incorporated by reference to the exhibit 10.6 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.6	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter (incorporated by reference to the exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.7	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer (incorporated by reference to the exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.1	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.8.2	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS Revenue Management L.P. and Houston Community College System (incorporated by reference to the exhibit 10.1 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on August 3, 2011).

10.9*	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.1*	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.2 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.2*	Amendment No. 1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy (incorporated by reference to the exhibit 10.12.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.9.3*	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy. (incorporated by reference to the exhibit 10.4 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 26, 2009).

10.10*	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.10.1*	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer (incorporated by reference to the exhibit 10.13.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.11*	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers (incorporated by reference to the exhibit number 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-141884), declared effective by the Securities and Exchange Commission on June 27, 2007).

10.12*	Employment Agreement, dated February 28, 2011, by and between PROS Revenue Management L.P. and Andres Reiner — President and Chief Executive Officer. (incorporated by reference to the exhibit 10.12 to the Registrant’s Form 8-K filed the Securities and Exchange Commission on March 3, 2011).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Constitutes management contracts or compensatory arrangements

#	Filed with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: August 4, 2011	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

