Form 10-Q
period 2011-09-30
PROS Holdings, Inc.
filed 2011-11-04
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33554

PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0168604

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3100 Main Street, Suite 900,
Houston, TX 77002; (713) 335-5151
(Address and telephone number of Principal
Executive Offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do no check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐       No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 26,938,304 as of November 1, 2011.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$66,403	$55,845
Short-term investments	—	73
Accounts and unbilled receivables, net of allowance of $950 and $1,020, respectively	27,722	27,402
Prepaid and other current assets	8,133	6,170

Total current assets	102,258	89,490
Restricted cash	329	293
Property and equipment, net	4,205	3,248
Other long term assets, net	5,671	5,097

Total assets	$112,463	$98,128

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,376	$2,131
Accrued liabilities	1,923	1,998
Accrued payroll and other employee benefits	6,921	4,606
Deferred revenue	27,941	28,429

Total current liabilities	41,161	37,164
Long-term deferred revenue	1,238	1,461

Total liabilities	42,399	38,625

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,354,835 and 30,777,000 shares issued, respectively, 26,937,250 and 26,359,415 shares outstanding, respectively	31	31
Additional paid-in capital	76,176	69,844
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	7,806	3,577

Total stockholders’ equity	70,064	59,503

Total liabilities and stockholders’ equity	$112,463	$98,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue:
License and implementation	$16,560	$8,580	$45,435	$29,382
Maintenance and support	8,648	7,106	24,964	21,470

Total revenue	25,208	15,686	70,399	50,852

Cost of revenue:
License and implementation	4,833	3,798	14,254	10,432
Maintenance and support	1,578	1,486	4,931	4,382

Total cost of revenue	6,411	5,284	19,185	14,814

Gross profit	18,797	10,402	51,214	36,038

Operating expenses:
Selling, marketing, general and administrative	9,365	9,334	26,351	24,484
Research and development	6,843	4,856	18,952	15,542

Income (loss) from operations	2,589	(3,788)	5,911	(3,988)
Other income:
Interest income	1	24	31	53

Income (loss) before income tax provision	2,590	(3,764)	5,942	(3,935)
Income tax provision (benefit)	658	(1,359)	1,713	(1,373)

Net income (loss)	$1,932	$(2,405)	$4,229	$(2,562)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.07	$(0.09)	$0.16	$(0.10)
Diluted	$0.07	$(0.09)	$0.15	$(0.10)

Weighted average number of shares:
Basic	26,928,195	26,088,971	26,783,812	26,011,473
Diluted	27,842,057	26,088,971	27,689,804	26,011,473
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$4,229	$(2,562)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,189	1,020
Share-based compensation	5,008	4,461
Excess tax benefits on share-based compensation	(1,241)	(623)
Deferred income tax	(522)	(114)
Provision for doubtful accounts	(2)	(157)
Changes in operating assets and liabilities:
Accounts and unbilled receivable	(336)	(8,980)
Prepaid expenses and other	(818)	(2,121)
Accounts payable	2,087	204
Accrued liabilities	(114)	(192)
Accrued payroll and other employee benefits	2,316	21
Other current liabilities	—	(4,866)
Deferred revenue	(711)	6,430

Net cash provided by (used in) operating activities	11,085	(7,479)

Investing activities:
Purchases of property and equipment	(1,932)	(1,261)
Increase in restricted cash	(36)	(293)
Decrease (increase) in short-term investment	73	(73)

Net cash used in investing activities	(1,895)	(1,627)

Financing activities:
Exercise of stock options	1,737	291
Excess tax benefits on share-based compensation	1,241	623
Tax withholding related to net share settlement of restricted stock units	(1,610)	(1,194)

Net cash provided by (used in) financing activities	1,368	(280)

Net increase (decrease) in cash and cash equivalents	10,558	(9,386)
Cash and cash equivalents:
Beginning of period	55,845	62,449

End of period	$66,403	$53,063

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$2,430	$84

Non-cash investing activities:
Purchase of property and equipment accrued but not paid	$758	$391
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
     PROS Holdings, Inc. (“PROS”) was incorporated in Delaware in 2002. Through its wholly-owned subsidiaries (collectively with PROS, the Company), the Company is a leading global provider of pricing and margin optimization software products to enterprises across a range of industries, including manufacturing, distribution, services and travel. These products are an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing best-practices. Enterprises use the Company’s software to gain insight into their pricing strategies, identify detrimental pricing activities, optimize their pricing decision making and improve their business processes and financial performance. The Company’s software incorporates advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using state of the art pricing algorithms, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price, as well as data from traditional enterprise applications — often augmenting it with real-time and historical data and external market data sources. The Company also provides a range of services that include analyzing a customer’s current pricing processes and implementing the Company’s software to improve pricing performance.
2. Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.
Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.
Basis of consolidation
     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Effect of recently issued accounting pronouncements
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. The Company is required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.
Dollar amounts
     The dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars, except per unit amounts, or as noted within the context of each footnote disclosure.
Use of estimates
     The Company’s management prepares the unaudited condensed consolidated financial statements in accordance with GAAP. The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company’s estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company’s critical accounting policies during 2011.
Revenue recognition
     The Company recognizes a substantial majority of its license and implementation revenue on a percentage-of-completion basis because it considers implementation services to be essential to the customers’ usability of its licensed software. Under this recognition policy, the revenue the Company recognizes during a reporting period is based on the total man-days expended on the implementation of its software products during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of its software products. As a result of the Company’s revenue recognition policy, revenue from license arrangements is recognized over the implementation period, which typically ranges from six months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software products and the scope and complexity of the implementation requirements.
     For arrangements that include hosting services, the Company allocates the arrangement consideration between the hosting service and other elements based on a relative fair value allocation and recognizes the hosting fee ratably beginning on the date the customer commences use of its services and continuing through the end of the customer hosting term.
     The Company also licenses software products under term license agreements that typically include maintenance during the license term. The term license agreements range from two to five years. Revenue and the associated costs are deferred until the delivery of the product and recognized ratably over the remaining license term.
     The Company’s revenue recognition policy provides visibility into a significant portion of its revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of its contracts. For the substantial majority of the Company’s arrangements it has not historically recognized license revenue upon signing a contract with a customer and delivery of the software because it considers the implementation services to be essential to the customers’ usability of its licensed software. The Company evaluates the contract terms and conditions and implementation performance obligations in making its revenue recognition determination for each contract. As the market for pricing and margin optimization software evolves and the capabilities of third party system integrators and resellers to independently deploy the Company’s software products increases, the nature and scope of its implementation performance obligations may change which could materially impact the timing of recognition of license revenue and results of operations.
Fair value measurements
     At September 30, 2011, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds. At December 31, 2010, the Company had $40.7 million invested in diversified money market funds and $14.5 million invested in treasury money market funds. The Company had $0.1 million invested in certificates of deposits at December 31, 2010. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification (ASC) 820, “Fair Value Measurement and Disclosure.” The Company’s diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.
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

Foreign currency
     The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are included in the license and implementation cost of revenue in the accompanying unaudited condensed consolidated statements of operations.
     The Company translates assets and liabilities of its foreign subsidiary, whose functional currency is its local currency, at exchange rates in effect at the balance sheet date. The Company translates revenue and expenses at the monthly average exchange rates. The Company includes accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive loss.
Income taxes
     At the end of each interim reporting period, the Company estimates its effective income tax rate for the full year. The estimated effective income tax rate includes U.S. federal, state and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective income tax rate is used in providing income taxes on a year-to-date basis and may change in subsequent interim periods. The effective tax rate for the three months ended September 30, 2011 and 2010 was a provision of 25% and a benefit of 36%, respectively, and the effective tax rate for the nine months ended September 30, 2011 and 2010 was a provision of 29% and a benefit of 35%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and nine months ended September 30, 2011 was principally attributable to the Company’s application of the Research and Experimentation (“R&E”) tax credit.
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
     Approximately 915,000 and 886,000 of potential common shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2011, respectively, and approximately 3,496,000 of potential common shares have not been considered in the diluted loss per share calculation for the three and nine months ended September 30, 2010, respectively, as the effect would be anti-dilutive.

     The following tables set forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common stockholders	$1,932	$(2,405)	$4,229	$(2,562)

Denominator:
Weighted average shares (basic)	26,928	26,089	26,784	26,011
Dilutive effect of stock options, restricted stock units and stock appreciation rights	914	—	906	—

Weighted average shares (diluted)	27,842	26,089	27,690	26,011
Basic earnings (loss) per share	$0.07	$(0.09)	$0.16	$(0.10)
Diluted earnings (loss) per share	$0.07	$(0.09)	$0.15	$(0.10)
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
     In February 2011, the Company increased the number of shares available for issuance by 900,000 to 4,568,000 under an evergreen provision in the Company’s 2007 equity incentive plan. As of September 30, 2011, 654,313 shares remained available for issuance under this plan. At September 30, 2011, 1,602,569 stock options were outstanding with a weighted average exercise price of $11.31, 1,150,063 restricted stock units were outstanding and 859,001 stock appreciation rights were outstanding. The Company granted 6,000 shares of restricted stock units with a weighted average grant date fair value of $13.43 during the three months ended September 30, 2011. The Company did not grant any stock options or stock appreciation rights during the three months ended September 30, 2011. The Company granted 330,800 shares of restricted stock units with a weighted average grant date fair value of $13.60 and 191,000 shares of stock appreciation rights with a weighted average exercise price of $11.42 during the nine months ended September 30, 2011. The Company did not grant any stock options for the nine months ended September 30, 2011. At September 30, 2011, there was an estimated $12.4 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 1.7 years.
     Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of operations. The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Share-based compensation:
Cost of revenue:
License and implementation	$282	$96	$894	$614

Total included in cost of revenue	282	96	894	614

Operating expenses:
Selling, marketing, general and administrative	967	903	2,971	2,957
Research and development	398	51	1,143	890

Total included in operating expenses	1,365	954	4,114	3,847

Total share-based compensation expense	$1,647	$1,050	$5,008	$4,461

     The three and nine months ended September 30, 2010 includes a $0.2 million out of period adjustment and $0.2 million current period adjustment both of which reduced share-based compensation expense resulting from changes in forfeiture rate and other charges.

3. Commitments and contingencies
Litigation:
     In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly. Further, as the costs and outcomes of these types of matters can vary significantly, including with respect to whether they ultimately result in litigation, the Company believes its past experiences are not sufficient to provide any additional visibility or predictability to reasonably estimate the additional loss or range of loss that may result, if any. Based on the foregoing, the Company believes that an estimate of an additional loss or range of loss cannot be made at this time for contingencies for which there is a reasonable possibility that a loss may have been incurred. It is possible that the ultimate resolution of the Company’s liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.
Lease commitments:
     On July 29, 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013. The Company has future minimum lease payments regarding this Lease Amendment of $0.3 million for the three remaining months in 2011, $1.3 million in each of 2012, 2013, 2014, and 2015 and $1.0 million in 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The terms “we,” “us” and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     This management’s discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
     We are a leading provider of enterprise pricing and margin optimization software to enterprises across a range of industries, including manufacturing, distribution, services and travel. These products are an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices. Enterprises use our software to gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software incorporates advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using pricing algorithms, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price, as well as data from traditional enterprise applications—often augmenting it with real-time and historical data and external data sources. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure, integrate and customize our solutions to meet the specific pricing needs of each customer.
     Many of our customers process large volumes of individually priced business-to-consumer and business-to-business transactions every day. Our high-performance, real-time, dynamic pricing products differ from static retail pricing products by delivering the relevant pricing information at the time the price is quoted, the deal is negotiated and the sale transaction is made. Our software products are also used to provide optimized price lists and goal-driven price guidance. While companies in our target industries differ in the wide range of business-to-business and business-to-customer products and services that they provide, many are similar in their need to improve pricing agility in dynamic markets, improve control of their pricing processes and optimally price each individual transaction. Since inception, we have implemented over 500 solutions across a range of industries in more than 50 countries.
Opportunities, trends and uncertainties
     We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.
•	Growth Opportunities. We believe the market for pricing and margin optimization software is underpenetrated. Market interest for our software has increased over the past several years providing us with a growth opportunity. We are investing in our businesses to more effectively address these opportunities through significant investment in research and development, sales, marketing and back office. In addition to organic growth, we may acquire companies or technology that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

•	Difficult Economic Conditions. The current economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and margin optimization software and may increase the volatility in our business. Due to the difficult economic conditions, we continue to experience long sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including requesting changes to our contract terms that, in some instances, have affected the timing of revenue

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

•	Variability in revenue among industries and geography. We sell our products to customers in the manufacturing, distribution, services and travel industries. For both the three months ended September 30, 2011 and 2010, approximately 69% of our consolidated revenues were derived from customers outside the United States and approximately 65% and 61% of our consolidated revenues were derived from customers outside the United States for the nine months ended September 30, 2011 and 2010, respectively. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•	Research and experimentation tax credit. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was passed and included the extension of the Research and Experimentation (“R&E”) tax credit until December 31, 2011. If the R&E tax credit is not reinstated for 2012, we will record the federal income tax provision in 2012 at the enacted federal rate, net of other tax credits that may benefit us, if any.
Litigation settlement
     In September 2010, we settled a legal dispute. The litigation and settlement resulted in a full year 2010 pre-tax charge to operating income of $6.2 million of which $3.1 million was a reduction of revenue and $3.1 million was charged to expense. The reduction of revenue consisted of a reduction of $2.8 million in license and implementation revenue and a reduction of $0.3 million in maintenance and support revenue.
Results of operations
Comparison of three months ended September 30, 2011 with three months ended September 30, 2010
     Revenue:

	For the Three Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$16,560	66%	$8,580	55%	$7,980	93%
Maintenance and support	8,648	34%	7,106	45%	1,542	22%

Total	$25,208	100%	$15,686	100%	$9,522	61%

     License and implementation. License and implementation revenue increased $8.0 million to $16.6 million for the three months ended September 30, 2011 from $8.6 million for the three months ended September 30, 2010, representing a 93% increase. A reduction of $2.8 million of license and implementation revenue in 2010 associated with a legal settlement contributed to the period over period increase. In addition, an increase of 17% in the number of implementations from 65 to 76 for the three months ended September 30, 2010 and 2011, respectively, a 29% increase in the number of man days expended that generate license and implementation revenue and a 12% increase in license and implementation revenue recognized per man-day contributed to the increase in license and implementation revenue.
     License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.8% and 5.6% of total revenue for the three months ended September 30, 2011 and 2010, respectively. Revenue from hosting services represented approximately 2.6% and 0.6% of total revenue for the three months ended September 30, 2011 and 2010, respectively.
     Maintenance and support. Maintenance and support revenue increased $1.5 million to $8.6 million for the three months ended September 30, 2011 from $7.1 million for the three months ended September 30, 2010, representing a 22% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services. In addition, a reduction of $0.3 million of maintenance and support revenue for the three months ended September 30, 2010 associated with a legal settlement contributed to the period over period increase.
     Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$4,833	29%	$3,798	44%	$1,035	27%
Cost of maintenance and support	1,578	18%	1,486	21%	92	6%

Total cost of revenue	$6,411	25%	$5,284	34%	$1,127	21%

Gross profit	$18,797	75%	$10,402	66%	$8,395	81%

     Cost of license and implementation. Cost of license and implementation increased $1.0 million to $4.8 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010, representing a 27% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.2 million of personnel expense, as a result of an increase in headcount to support the increased number of active implementations, and related overhead expense. In addition, there was an unfavorable change in foreign currency of $0.1 million and an increase of $0.2 million of share-based compensation expense. These increases were partially offset by decreases of $0.4 million of system integrator expense and $0.1 million of capitalized implementation costs from contracts in which revenue has been deferred.
     License and implementation gross margins were 71% for the three months ended September 30, 2011 as compared to 56% for the three months ended September 30, 2010. The reduction of $2.8 million of license and implementation revenue associated with a legal settlement negatively impacted the gross margins for the three months ended September 30, 2010 by 11 percentage points. License and implementation margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.
     Cost of maintenance and support. Cost of maintenance and support increased $0.1 million to $1.6 million for the three months ended September 30, 2011 from $1.5 million for the three months ended September 30, 2010, representing a 6% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of support required to support our expanding installed customer base. Maintenance and support gross margins were 82% for the three months ended September 30, 2011 as compared to 79% for the three months ended September 30, 2010. The reduction of $0.3 million of maintenance and support revenue associated with a legal settlement negatively impacted the gross margins for the three months ended September 30, 2010 by 1 percentage point.
     Gross profit. Gross profit increased $8.4 million to $18.8 million for the three months ended September 30, 2011 from $10.4 million for the three months ended September 30, 2010, representing an 81% increase. The $3.1 million reduction in total revenue associated with a legal settlement reduced gross margins for the three months ended September 30, 2010 by 6 percentage points.
     Operating expenses:

	For the Three Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$9,365	37%	$9,334	60%	$31	0%
Research and development	6,843	27%	4,856	31%	1,987	41%

Total operating expenses	$16,208	64%	$14,190	90%	$2,018	14%

     Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses were $9.4 million for the three months ended September 30, 2011 and $9.3 million for the three months ended September 30, 2010. The increase in selling, marketing, general and administrative expenses consisted of an increase of $1.0 million in marketing expenses as the result of increases in marketing programs, an increase of $0.8 million in sales, marketing and general and administrative personnel expenses to support our planned growth objectives, an increase of $0.1 million in share-based compensation expense and an increase of $0.1 million of other expense. These increases were offset by $2.0 million associated with a 2010 legal settlement and related costs.

     Research and development expenses. Research and development expenses increased $2.0 million to $6.8 million for the three months ended September 30, 2011 from $4.8 million for the three months ended September 30, 2010, representing a 41% increase. The increase was principally attributed to an increase of $1.3 million in personnel expenses, an increase of $0.3 million in share-based compensation expense and an increase of $0.3 million of other overhead related expenses.
     Income tax provision (benefit):

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	25%	(36)%	n/a	61%
Income tax provision (benefit)	$658	$(1,359)	$2,017	nm
     Income tax provision. Our income tax provision increased $2.0 million to an income tax provision of $0.7 million for the three months ended September 30, 2011 from an income tax benefit of $1.4 million for the three months ended September 30, 2010. The effective tax rate was a 25% tax provision and a 36% tax benefit for the three months ended September 30, 2011 and 2010, respectively. The change in the effective tax rate is the result of reporting pre-tax income during the three months ended September 30, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the three months ended September 30, 2010 which resulted in a federal tax benefit.
Comparison of nine months ended September 30, 2011 with the nine months ended September 30, 2010
     Revenue:

	For the Nine Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$45,435	65%	$29,382	58%	$16,053	55%
Maintenance and support	24,964	35%	21,470	42%	3,494	16%

Total	$70,399	100%	$50,852	100%	$19,547	38%

     License and implementation. License and implementation revenue increased $16.1 million to $45.4 million for the nine months ended September 30, 2011 from $29.4 million for the nine months ended September 30, 2010, representing a 55% increase. A reduction of $2.8 million of license and implementation revenue in 2010 associated with a legal settlement contributed to the period over period increase. In addition, an increase of 23% in the number of implementations from 80 to 98 for the nine months ended September 30, 2010 and 2011, respectively, a 51% increase in the number of man days expended that generate license and implementation revenue partially offset by a 7% decrease in license and implementation revenue recognized per man-day contributed to the increase in license and implementation revenue.
     License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 6.6% and 4.5% of total revenue for the nine months ended September 30, 2011 and 2010, respectively. Revenue from hosting services represented approximately 2.2% and 0.5% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.
     Maintenance and support. Maintenance and support revenue increased $3.5 million to $25.0 million for the nine months ended September 30, 2011 from $21.5 million for the nine months ended September 30, 2010, representing a 16% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance services and an increase of $0.4 million as a result of a retroactive maintenance renewal that had lapsed in the prior year. In addition, a reduction of $0.3 million of maintenance and support revenue for the three months ended September 30, 2010 associated with a legal settlement contributed to the period over period increase.

     Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$14,254	31%	$10,432	36%	$3,822	37%
Cost of maintenance and support	4,931	20%	4,382	20%	549	13%

Total cost of revenue	$19,185	27%	$14,814	29%	$4,371	30%

Gross profit	$51,214	73%	$36,038	71%	$15,176	42%

     Cost of license and implementation. Cost of license and implementation increased $3.8 million to $14.3 million for the nine months ended September 30, 2011 from $10.4 million for the nine months ended September 30, 2010, representing a 37% increase. The increase in cost of license and implementation is principally attributable to an increase of $3.7 million of personnel expense, as a result of an increase in headcount to support the increased number of active implementations and related overhead expense. In addition, there was an increase of $0.3 million of share-based compensation expense and an increase of $0.2 million of travel expense. These increases were partially offset by decreases of $0.3 million of third party deployment software costs and a favorable change in foreign currency of $0.1 million.
     License and implementation gross margins were 69% for the nine months ended September 30, 2011 compared to 64% for the nine months ended September 30, 2010. The reduction of $2.8 million of license and implementation revenue associated with a legal settlement negatively impacted the license and implementation gross margins for the nine months ended September 30, 2010 by 3 percentage points. License and implementation gross margins may vary from period to period depending on factors, including the amount of implementation services required to deploy our products relative to the total contract price.
     Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $4.9 million for the nine months ended September 30, 2011 from $4.4 million for the nine months ended September 30, 2010, representing a 13% increase. The increase in cost of maintenance and support is principally attributable to the increased levels of effort required to support our expanding installed customer base. Maintenance and support gross margins were flat at 80% for both the nine months ended September 30, 2011 and 2010.
     Gross profit. Gross profit increased $15.2 million to $51.2 million for the nine months ended September 30, 2011 from $36.0 million for the nine months ended September 30, 2010, representing a 42% increase. The reduction of $3.1 million of total revenue associated with a legal settlement negatively impacted the gross margins for the nine months ended September 30, 2010 by 2 percentage points.
     Operating expenses:

	For the Nine Months Ended September 30,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$26,351	37%	$24,484	48%	$1,867	8%
Research and development	18,952	27%	15,542	31%	3,410	22%

Total operating expenses	$45,303	64%	$40,026	79%	$5,277	13%

     Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $1.9 million to $26.4 million for the nine months ended September 30, 2011 from $24.5 million for the nine months ended September 30, 2010, representing an 8% increase. The increase is principally attributable to an increase of $2.8 million in sales, marketing, general and administrative personnel to support our planned growth objectives. In addition, there was an increase of $1.2 million in marketing expenses as the result of increases in marketing programs, an increase of $0.5 million in professional fees and an increase of $0.2 million of other expenses. These increases were offset by $3.1 million associated with a 2010 legal settlement and related costs.
     Research and development expenses. Research and development expenses increased $3.4 million to $19.0 million for the nine months ended September 30, 2011 from $15.5 million for the nine months ended September 30, 2010, representing a 22% increase. The increase was principally attributed to an increase of $2.4 million in personnel expenses, an increase of $0.3 million in share-based compensation expense, an increase of $0.5 million of other overhead related expenses and an increase of $0.1 million of travel expense.

     Income tax provision (benefit)

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	29%	(35)%	n/a	64%
Income tax provision (benefit)	$1,713	$(1,373)	$3,086	nm
     Income tax provision. Our income tax provision increased $3.1 million to an income tax provision of $1.7 million for the nine months ended September 30, 2011 from an income tax benefit of $1.4 million for the nine months ended September 30, 2010. The effective tax rate was a 29% tax provision and a 35% tax benefit for the nine months ended September 30, 2011 and 2010, respectively. The change in the effective tax rate is the result of reporting pre-tax income during the nine months ended September 30, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the nine months ended September 30, 2010 which resulted in a federal tax benefit.
 Liquidity and Capital Resources
Liquidity
     At September 30, 2011, we had $66.4 million of cash and cash equivalents and $61.1 million of working capital as compared to $55.8 million of cash and cash equivalents and $52.3 million of working capital at December 31, 2010. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.
Capital Resources
     Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may need to raise additional funds through equity or debt financings. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders and interest expense. At September 30, 2011, we had restricted cash of $0.3 million related to letters of credit.
     The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2011	2010
Net cash provided by (used in) operating activities	$11,085	$(7,479)
Net cash used in investing activities	(1,895)	(1,627)
Net cash provided by (used in) financing activities	1,368	(280)
Cash and cash equivalents (beginning of period)	55,845	62,449
Cash and cash equivalents (end of period)	$66,403	$53,063

     Net cash provided by (used in) operating activities. Net cash provided by operating activities for the nine months ended September 30, 2011 was $11.1 million, which represents an increase of $18.6 million when compared to the same period in 2010. Throughout 2011, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefit on share-based compensation and share-based compensation; and (ii) changes in our working capital.
     Net cash used in operating activities of $7.5 million for the nine months ended September 30, 2010 was negatively impacted by an $11.0 million cash out-flow for legal fees and settlement costs. The increase in net cash provided by operating activities in 2011 as compared to 2010 was due to an increase in net earnings of $6.8 million, net increases of $0.2 million in non-cash expenses and an increase of $11.9 million attributed to changes in operating assets and liabilities, which are composed of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued expenses, accrued liabilities and accrued payroll and deferred revenue.
     Operating cash flow for the nine months ended September 30, 2011 of $11.1 million was attributed to net earnings of $4.2 million, $4.4 million of non-cash expenses, an increase of $4.3 million of accounts payable, accrued liabilities, payroll and other employee benefits partially offset by a decrease of $0.7 million of deferred revenue, an increase of $0.8 million of prepaid expenses and an increase of $0.3 million of accounts receivable.
     Net cash used in investing activities. Net cash flow used in investing activities was $1.9 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010. The net cash used in investing activities is primarily the result of the purchase of property and equipment.
     Net cash provided by (used in) financing activities. Net cash flow provided by financing activities was $1.4 million for the nine months ended September 30, 2011 compared to net cash flow used in financing activities of $0.3 million for the nine months ended September 30, 2010. The increase is primarily the result of an increase of $2.1 million in the proceeds from the exercise of employee stock options and the excess tax benefits on share-based compensation offset by an increase of $0.4 million of tax withholdings related to net share settlement of restricted stock units.
Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
     On July 29, 2011, we entered into a third amendment to our corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the total term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013. The following table sets forth our contractual obligations as of September 30, 2011.

	Payment due by period
		Less than			more than
(Dollars in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years

Lease Amendment	$6,445	$1,256	$2,595	$2,595	$—

Total contractual obligations	$6,445	$1,256	$2,595	$2,595	$—

     Other than the Lease Amendment described above, there have been no material changes to our contractual obligations as disclosed in our Annual Report on SEC Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income

(“OCI”) as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. We are required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. We do not believe the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2011 would have resulted in a $0.2 million loss. Fluctuations in currency exchange rates could harm our results of operations in the future. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2011. Based on our evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
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
          Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Pricing and margin optimization solutions may become increasingly subject to infringement claims as the number of commercially available pricing and margin optimization solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. such as the recently adopted America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:
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

          As of the date of this filing, we have five issued U.S. patents and five pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. If any of our patent applications issue, they may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
          Patent applications in the U.S. are typically not published until, at least, 18 months after filing or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to invent the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to obtain adequate patent protection.
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
          Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. This tax credit is designed to stimulate qualifying company research and development over time by reducing after-tax costs. By qualifying for the tax credit, we have been able to use general business tax credits to reduce our federal income tax liability. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted which extended the research and experimentation tax credit until December 31, 2011. Since its enactment in 1981, Congress has reinstated on a retroactive basis the research and experimentation tax credit several times. Unless the research and experimentation tax credit is reinstated for 2012, we will record federal income taxes in 2012 at the enacted federal rate of 34%, net of other tax credits.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2011, $10.0 million remained available for repurchase under the existing repurchase authorization.
          We did not make any purchases of our common stock under this program for the three months ended September 30, 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. [Removed and Reserved]
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

Number	Description
10.13(1)	Third Amendment to Office Lease between PROS Revenue Management, L.P. and Houston Community College System dated as of July 29, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

(1)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2011.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: November 4, 2011	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)