Form 10-K
period 2011-12-31
PROS Holdings, Inc.
filed 2012-02-27
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-33554

PROS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0168604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900, Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 335-5151

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes   ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§323.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, ““ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $379.5 million as of June 30, 2011 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of February 21, 2012, there were outstanding 27,115,265 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PROS Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT

The terms “we,” “us,” and “our” refers to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the accounting principles generally accepted in the United States of America, (“GAAP”).

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar statements of future or forward-looking nature identify forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements whether as a result of new information, future events or otherwise.

Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this report.

Pa rt I

Item 1. Business

Overview

We are a leading provider of prescriptive pricing and revenue management software, an emerging category of business applications designed to allow companies to substantially improve financial performance, defend and grow market share and improve business agility. By using our software products, our customers can quickly gain insight into their pricing performance for products, customers, and transactions; rapidly identify opportunities for pricing improvements; efficiently automate and streamline complex processes for mass list price updates, deal price recommendations, and deal approvals; and effectively implement and enforce global pricing policies. Our software products incorporate advanced pricing optimization science, which includes operations research, forecasting and statistics. Our innovative software products analyze, execute and optimize pricing strategies using data from traditional enterprise applications, while augmenting it with real-time and historical data. We also provide professional services to integrate and configure our software products to meet the specific needs of each customer. Since inception, we have completed over 500 implementations of our solutions across a range of industries in more than 50 countries.

We were incorporated in Texas in 1985. We reincorporated as a Delaware corporation in 1998. In 2002, we reorganized as a Delaware holding company. Our principal executive offices are located at 3100 Main Street, Suite 900, Houston, Texas 77002. Our telephone number is (713) 335-5151. Our website is www.prospricing.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our industry

Pricing is an important driver of business performance. Companies in the manufacturing, distribution, services, and travel industries often have similar pricing and revenue management needs, including visibility into price performance, anticipating market changes, rapidly updating prices in volatile markets, objective metrics to guide sales decisions, and optimizing perishable inventory. We believe market forces are accelerating the need for better pricing. These forces include increasingly complex markets and business models, uncertain demand for products and services, volatile costs, greater sophistication of purchasers, proliferation of competitive alternatives, and exponentially increasing enterprise and market data. Compounding the need for better pricing is that businesses often have limited or no visibility into transactional profitability at the time of setting prices because of the complexity of discounts, promotions, rebates and allowances associated with the transaction. Similarly, companies commonly lack uniform pricing and goals across their enterprise, have no complete, relevant and timely data, and instead rely on an unscientific, ad-hoc approach to pricing. We believe the market for pricing and revenue management software is a large and emerging opportunity that spans most major industries.

Our solutions

We believe our solutions transform our customer’s pricing and revenue management practices into a strategic advantage. By using our solutions our customers gain greater confidence and agility in their pricing strategies through data-driven insights into transaction profitability, demand forecasting, optimal pricing for each product and deal, and pricing process streamlining with enhanced controls and compliance. The pricing and revenue optimization science embedded in our solutions allows our customers to analyze, optimize and execute optimal pricing strategies by providing inventory, pricing and revenue projections to help enhance future performance.

Our high performance software architecture supports real-time, high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with sub-second electronic response requirements. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer. Our software solutions have both a single code base and a single integrated database and currently operate in some of the largest, most complex and demanding information technology environments.

Our software solutions help businesses improve their financial performance through:

•

Better decisions: With enhanced insights into historic transaction performance as well as predictive price modeling and forecasting, our software solutions help our customers make more informed decisions about how to sell, market and price their products and services, resulting in greater confidence in go-to-market strategies.

•

Better prices: By applying a science-based approach to pricing, our solutions help our customers more accurately and confidently set prices that support their customer, product and business strategies. Our software solutions include a variety of advanced pricing analytics, forecasting and optimization engines that incorporate our pricing expertise and support both published pricing as well as real-time, high volume, individually priced transactions.

•

Better processes: Our software solutions enhance business agility by enabling our customers to improve and automate their pricing processes, including analyzing price performance, setting and publishing mass list price updates, communicating price changes across global organizations, automating deal quoting processes and enforcing pricing controls. Better pricing processes can result in stronger controls and an improved customer experience.

We license our solutions under both perpetual and term license models for customers. For perpetual licenses, our customers receive the perpetual right to use our software. Our customers generally purchase the related maintenance and support services on an annual basis. Our license agreements provide customers with the right to use licensed solutions within a specific license scope, including but not limited to revenue, geography, and business unit.

In 2011, we introduced certain software-as-a-service (“SaaS”) or cloud market solutions. These offerings provide customers with solutions through a hosted service rather than a traditional license and allow our customers to reduce infrastructure and installation requirements, leading to faster deployment and lower total cost of ownership. These offerings are sold via multi-year subscriptions with pricing generally based on the number of users.

Our license and implementation revenue comprised 65%, 59% and 64% of our total revenue in fiscal 2011, 2010 and 2009, respectively. Through fiscal 2011, SaaS revenue has not been significant to our consolidated financial results. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 of the Notes to the Consolidated Financial Statements.

PROS Pricing Solution Suite

PROS Pricing Solution Suite is a set of integrated software solutions that enable enterprises in the manufacturing, distribution and services industries to apply pricing and revenue management science to analyze, optimize and execute optimal pricing strategies. Our solution architecture allows our customers to deploy all of these solutions either simultaneously or sequentially.

These solutions provide businesses with tools and processes to:

•	Make more informed decisions through system generated specific price targets, price floors and profitability guidelines.

•	Establish pricing strategies that optimize product and customer price points based on revenue, margin and/or market share goals.

•	Evaluate transaction scenarios and allow comparisons to previous transactions and peer group benchmarks based on relevant metrics, including willingness to pay.

•	Identify and understand real-time pricing trends to allow timely corrective action.

•	Analyze key margin drivers, including price, cost, volume, product mix and exchange rates.

•	Benchmark pricing performance and market conditions against performance goals.

•	Create and manage pricing and discounting policies aligned with corporate strategies.

•	Automate pricing approval workflow to ensure consistency in the pricing process and maintain transaction histories.

PROS Pricing Solution Suite consists of three solutions, Scientific Analytics™, Price Optimizer™, and Deal Optimizer™:

•	Scientific Analytics helps companies gain insight into their pricing performance, allowing them to take action to correct poor performance and take advantage of time-sensitive opportunities.

•

Price Optimizer streamlines pricing processes and creates pricing policy controls to support corporate business goals. It allows organizations to create multiple segment-specific rules-based price lists and quickly modify prices or guidelines in response to market volatility or changes in business strategy.

•

Deal Optimizer recommends optimized prices and products on a transaction specific basis for sales representatives in negotiated transaction environments, tailored to the unique characteristics of the customer. Deal optimizer provides insight into customer buying behavior, enabling sales reps to better match offers to each customer’s unique perception of value.

PROS Revenue Management Solution Suite

PROS Revenue Management Solution Suite is a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, to drive revenue and profit-maximizing business strategies through the application of advanced forecasting and optimization technologies and decision-support capabilities. These solutions provide businesses the tools and processes to:

•	Maximize revenue and profitability.

•	Quickly adapt to changing market conditions and business objectives.

•	Differentiate customers by market and sales channel.

•	Effectively conduct real-time negotiations.

•	Monitor pricing and revenue management performance.

•	Increase customer loyalty by providing the right products and services to the right customer at the right time.

The PROS Revenue Management Solution Suite includes the following solutions:

•	PROS Analytics for Airlines identifies hidden revenue leaks and opportunities.

•	PROS Revenue Management manages passenger demand with either leg- or segment-based revenue management.

•	PROS O&D™ manages passenger demand with passenger name record, or PNR, based revenue management.

•	PROS Real-Time Dynamic Pricing™ determines optimal prices based on real-time evaluations.

•	PROS Group Revenue Management manages revenues related to group requests and bookings.

•	PROS Network Revenue Planning delivers network-oriented fare class segmentation.

•	PROS Cruise Pricing and Revenue Management allows customers to understand their consumers price sensitivities, track competitor behavior, and quickly set prices and availability.

•	PROS Hotel Revenue Management helps customers simplify, accelerate, and improve pricing decision making.

  Technology

Software architecture. Our software architecture is based on open standards such as Java, Flex, XML and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.

Service-Oriented Architecture. A comprehensive web services interface is at the heart of our architecture. This enables extension onto other platforms and the creation of rich integrated solutions. This is also the foundation of our “PROS Everywhere” initiative to bring our solutions to the software (Microsoft Excel and Microsoft SharePoint) and hardware (Apple Inc.’s iPhone® and iPad®, RIM’s BlackBerry®, and Android phones) tools that many businesses are already using.

Embedded Science. Our robust science-based capabilities, such as forecasting, optimization, segmentation and price guidance, allow us to leverage the deep expertise and research of our science and research group in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes.

Configuration vs. Custom Coding. Our solutions can be configured to meet each customer’s business needs through configuration rather than custom code. The configuration capabilities define both a business layer (including definition of user workflows, executive dashboards, analytics views, approval processes and alerts), as well as a data layer that permits configuration of data structures, including hierarchical dimensions, pricing levels and measures. Much of the business layer configuration can be performed by a business user without information technology personnel involvement. The data layer requires professional services to configure and implement our software solutions. We preserve the configurations as part of an upgrade, allowing our customers to more easily upgrade to new versions of our solutions, when available.

Scalability. The scalability of our technology has been tested at leading third-party vendor benchmark performance centers. These tests have validated the ability of our software solutions to scale to large data volumes and high user request rates.

Data integration. The data needed to execute pricing and revenue management functionality typically resides in a company’s enterprise resource planning (“ERP”), supply chain management (“SCM”), customer relationship management (“CRM”), reservations and inventory systems, and/or industry-specific transaction systems. In addition, productivity tools such as spreadsheets and external market data sources are common. Our data integration capabilities utilize web services and file-based data interfacing to import data from disparate sources into a single cohesive database.

User interface. Our technology provides a rich, browser-based interface that supports both local and remote users. This interface supports a wide variety of interactive charts and other data views, and provides a comprehensive data security model based on user role and scope of responsibility. We also offer natively-developed capabilities for multiple mobile devices, CRM systems and Microsoft-based client applications.

Platform support. Our software solutions run on most standard information technology platforms including Microsoft SQL Server and Oracle databases, 32-bit and 64-bit processors from HP, SUN, Intel, AMD and IBM, and the HP-UX, Solaris, Linux, Windows and AIX operating systems.

  Services

Professional services

Our software solution implementations are different from most information technology projects. We have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries.

Our professional services team works closely with our customers to develop an integrated project plan to help them accelerate time to value. Pursuant to these plans, we provide technical deployment, integration, deployment support, and configuration services related to our solutions. In addition, we also assist customers in loading and validating pricing data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.

Our strategic consulting services include discovery and insight consulting to analyze a customer’s current pricing processes and data, identifying and prioritizing specific high-value pricing opportunities, recommending pricing best practices and strategic pricing services.

Maintenance and customer support

We offer ongoing support and maintenance services for our software solutions. Maintenance and support enrollment entitles a customer to solution support through a web-based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues promptly using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assist customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance and customer support service fees are an important source of recurring revenue and we invest significant resources in providing maintenance and support services. Revenue from maintenance and support services comprised 35%, 41% and 36% of our total revenue in 2011, 2010 and 2009, respectively.

  Customers

We sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations. In 2011, 2010 and 2009, we had no single customer that accounted for 10% or more of revenue.

  Backlog

Our backlog is derived from agreements that we believe to be firm commitments to provide software solutions and related services in the future. Our backlog can vary significantly from period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers. We generally do not recognize license and implementation revenue upon signing a new contract with a customer; and we do not seek to accelerate our sales processes around any reporting period.

Our backlog is also significantly based on estimates and judgments that we make regarding total contract values. For example, we may have agreements that include non-standard provisions which require us to exercise judgment over the extent to which to include these agreements in our backlog. However, based on our history of successfully implementing our software solutions we generally include the full estimated value of these agreements in backlog.

We make significant estimates and judgments regarding maintenance renewals and changes to existing maintenance agreements. Backlog includes committed maintenance amounts and amounts payable to us under maintenance agreements that we reasonably expect to renew. Backlog also includes annualized monthly maintenance reduced by our historical average maintenance non-renewal rate and committed maintenance amounts on contracts for which maintenance has yet to commence.

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

We had backlog of $124.1 million as of December 31, 2011 as compared to backlog of $107.0 million as of December 31, 2010. The portion of our backlog as of December 31, 2011 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be $38.3 million.

  Sales and marketing

We sell and market our software solutions primarily through our direct global sales force and indirectly through our partner ecosystem of resellers, alliance partners and system integrators. Our sales force is organized by our target markets of manufacturing, distribution, services and travel and are responsible for the worldwide sale of our solutions to new and existing customers. Our sales force works in concert with our pricing solutions personnel for selling and solution demonstrations to new customers.

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our pricing and revenue management software solutions. We host conferences for pricing and revenue management professionals, host informational web seminars and we participate in and sponsor other industry and trade conferences and organizations.

  International Operations

We are a global company that conducts sales, sales support, professional services, product development and support and marketing around the world. Our headquarters is located in Houston, TX and we have an office in London, UK, we also conduct development activities in the United States, India and Bolivia. We plan to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 64%, 60%, and 59% of our total revenue came from customers outside the United States for the years ended December 31, 2011, 2010 and 2009, respectively. Our business, financial condition and results of operations could be adversely impacted by currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdiction in which we operate. For additional financial information about geographic areas, see Note 10 of the Notes to the Consolidated Financial Statements.

  Competition

The market for pricing and revenue management solutions is competitive, fragmented and rapidly evolving. We believe our customers consider the following factors when evaluating us against our competition:

•	Large and referenceable global customer base.

•	Industry domain expertise.

•	Pricing best practices expertise and delivery.

•	Ability for users to configure the solution to their needs.

•	Depth of expertise in pricing science.

•	Proven benefits of return on investment, total cost of ownership, and time-to-value.

•	Organizational change management expertise.

•	Product architecture, functionality, performance, reliability and scalability.

•	Ability to offer integrated high-value solutions.

•	Breadth and depth of product and service offerings.

•	Services and customer support quality.

•	Size and quality of partner ecosystem.

•	Existing customer relationships.

•	Vendor viability.

We compete with a number of larger and smaller companies. In the future, we believe our competition will increase as more companies come into our market segment. We believe we are able to compete successfully due to our long history of providing prescriptive pricing and revenue management software solutions, the scope of our offerings, the size and strength of our install base, the flexibility and scalability of our architecture, and our commitment to solution innovation and customer success.

Several large enterprise application providers, such as JDA Software, Oracle and SAP, have also developed offerings that include limited pricing and revenue management functionality. JDA Software and Oracle entered the market primarily through their acquisitions of Manugistics and Siebel Systems, respectively, and SAP resells products of one of our competitors. We believe these vendors do not provide all of the pricing and revenue management functionality needed to support a pricing excellence-focused organization. These vendors may seek to compete on price and by bundling their pricing and revenue management applications with other enterprise applications. We distinguish ourselves from these vendors through the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value pricing and revenue science-based optimization software to our global customer base across multiple industries.

In addition, a number of other vendors provide pricing and revenue management software for specific industries. In the hotel industry, we compete with IDeaS—a SAS Company and Easy RMS among others. In the airline industry, we compete with Sabre Airline Solutions and Lufthansa Systems among others. We do not compete in the retail industry, where vendors include IBM, JDA Software, Oracle and SAP. Oracle, SAP and IBM entered the retail market through their acquisitions of ProfitLogic, Khimetrics and DemandTec, respectively.

Our solutions also compete with solutions developed internally by businesses. These businesses rely on a combination of manual processes, external consultants, spreadsheets and internally-developed software tools to conduct pricing activities.

  Intellectual property and other proprietary rights

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patents, trademarks, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. As of the date of this filing, we have five issued U.S. patents and three pending U.S. patent applications. In addition, we have two registered trademarks. We have not pursued patent protection in any foreign countries. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing solutions, reliance upon trade secrets and unpatented proprietary know-how and development of new solutions are generally more advantageous than patent and trademark protection.

  Research and development

We believe our innovation with respect to our software solutions is a foundation of our business and have made substantial investments in research and development as a part of this commitment. We also believe that our long-term investment in the scientific analysis of pricing differentiates us from our competitors. We are committed to developing high-value, science-based pricing and revenue management software solutions as is evident by our continued investment in research and development. In fiscal 2011, 2010 and 2009, we invested $25.7 million, $20.7 million and $20.1 million, respectively, in research and development to enhance our existing portfolio of solutions and services and to develop new solutions and services. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities in Houston, TX, India and Bolivia.

We employ scientists, many of whom are PhDs, and all of whom are engaged to the advancement of pricing and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, product development, sales, marketing and professional services staff to keep our science efforts relevant to real-world demands.

  Employees

As of December 31, 2011, we had 541 full time personnel which include 403 employees and 138 outsourced personnel, an increase of 26% from December 31, 2010. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

  Website

We maintain a website at www.prospricing.com. No information on our website is incorporated by reference herein. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

  Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on June 10, 2011.

Item 1A. Risk Factors

We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition or results of operations, and the trading price of our common stock; these are not necessarily listed in terms of their importance or level of risk.

  Risks relating to our business and industry:

The deterioration of general U.S. and global economic conditions could adversely affect our sales and operating results.

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

The implementation of our software solutions, which is often accompanied by third party hardware purchases and other capital commitments, involves significant capital expenditure by our customers. Customers may reduce or defer their spending on technology. In addition, the weak and uncertain U.S. and global economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could delay our revenue recognition or otherwise adversely impact our business, quarterly or annual operating results and financial condition.

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

A significant or prolonged economic downturn in industries in which we focus may result in our customers or prospects reducing or postponing spending on the solutions we offer.

There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which we focus, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our solutions and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may be changing their purchasing strategies, including, in some instances, requesting term licenses or SaaS agreements as opposed to perpetual license agreements, increased negotiation of price, deciding to license one solution rather than multiple solutions or licensing solutions for portions of their business. Customers could also terminate or delay their implementations or maintenance contracts. Change in license terms or the loss of, or any significant decline in business from, one or more of our customers may lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

A weakening economy and changing business conditions could result in substantial defaults or slowing of payments by our customers on our accounts receivable which could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for solutions and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition or liquidity could be adversely affected.

Our global growth is subject to economic and political risks.

We are a global company with customers around the world. In 2011, approximately 64% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, may interfere with our customers and our activities in a particular location.

We are subject to a lengthy sales cycle and delays or failures to complete sales may harm our business and cause our revenue and operating income to decline in the future.

Our sales cycle may take several months to over a year. To sell our solutions successfully and obtain an executed contract, we generally have to educate our potential customers about the use and benefits of our solutions, which can require significant time and expense without the ability to realize any revenue. During this sales cycle, we expend substantial resources with no assurance that a sale will ultimately result. The length of a customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders would negatively affect our revenue. Furthermore, a delay in our ability to obtain a signed agreement or to complete certain contract requirements in a particular quarter could reduce our revenue in that quarter. Any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.

We focus exclusively on the pricing and revenue management software market, and if this market develops more slowly than we expect, our business will be harmed.

We derive, and expect to continue to derive, all of our revenue from providing pricing and revenue management software solutions, implementation services and ongoing customer support. The pricing and revenue management software market is relatively new and still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of businesses in the manufacturing, distribution, services, and travel industries to use pricing and revenue management software.

Some businesses may be reluctant or unwilling to implement pricing and revenue management software for a number of reasons, including failure to understand the potential returns of improving their pricing processes and lack of knowledge about the potential benefits that such software may provide. Even if businesses recognize the need for improved pricing processes, they may not select our pricing and revenue management software solutions because they previously have made investments in internally developed pricing and revenue management solutions. Some businesses may elect to improve their pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address one or more functional areas other than pricing. These enterprise solutions may appeal to customers that wish to limit the number of software vendors on which they rely and the number of different types of solutions used to run their businesses.

If businesses do not embrace the benefits of pricing and revenue management software, the pricing and revenue management software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results. Because the pricing and revenue management software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Any downturn in sales to our target markets of manufacturing, distribution, services, and travel would adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. If we are unable to market and sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions will achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:

•	it may be more difficult than we currently anticipate to implement our software solutions in our target industries;

•	it may be more difficult than we currently anticipate to increase our customer base in our target industries; and

•	it may take more time than we currently anticipate to train our personnel in the implementation of our software solutions in our target industries.

•	our limited experience implementing our software solutions in certain of our target industries.

Our revenue growth has been derived principally from customers in the manufacturing, distribution, services, and travel industries. Our revenue growth is highly dependent upon continued growth of market acceptance in these industries, and there can be no assurance our solutions will achieve or sustain widespread acceptance among customers in these industries. Failure to expand market acceptance of our solutions in the manufacturing, distribution, services industries or to maintain sales in the manufacturing, distribution, services, and travel industries would adversely affect our operating results and financial condition.

Our software solutions require implementation projects that are subject to significant risks and delays, which if any occurred could negatively impact the effectiveness of our software, resulting in harm to our reputation, business and financial performance.

The implementation of our software solutions can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors that are beyond our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software solutions, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. We may not be able to correct or compensate for weaknesses or problems in infrastructure or data, or our customers’ commitment and investment in personnel and resources. In addition, implementation of our software solutions can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software solutions such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. For projects accounted for under percentage-of-completion, we recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or cancelled, our ability to recognize the associated revenue and our operating results would be adversely affected.

Competition from vendors of pricing solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software solutions and could result in pressure to price our software solutions in a manner that reduces our margins and harms our operating results.

The pricing and revenue management software market is competitive, fragmented and rapidly evolving. Our software solutions compete with both solutions developed internally by businesses as well as those solutions offered by competitors. Our principal competition consists of:

•	pricing and revenue management software vendors, including a number of vendors that provide pricing and revenue management software for specific industries; and

•	large enterprise application providers that have developed offerings that include pricing and revenue management functionality.

We expect additional competition from other established and emerging companies to the extent the pricing and revenue management software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. A number of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have. In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell additional software solutions and related services on terms favorable to us. We do not know how our competition will set prices for their products. Businesses may internally develop solutions, rather than investing in commercially-available solutions. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at a substantially lower price than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current solution, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected. We cannot provide assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.

Our revenue recognition is primarily based upon our ability to estimate the efforts required to complete our implementation projects, which may be difficult to estimate.

We generally recognize revenue from our software licenses and implementation services over the period during which such services are performed using the percentage-of-completion method. The length of this period depends on the number of licensed software solutions and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenue we recognize during a reporting period is based on the resources expended during the reporting period as compared to the estimated total resources required to implement our software solutions. If we are unable to accurately estimate the overall total man-days required to implement our software solutions, such inaccuracies could have a material effect on the timing of our revenue. Any change in the timing of revenue recognition as a result of inaccurate estimates could adversely impact our quarterly or annual operating results.

Failure to sustain our historical maintenance and support renewal rates and pricing would adversely affect our operating results.

Maintenance and support agreements are typically for a term of one to two years. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 35%, 41% and 36% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

We might not generate increased business from our current customers, which could limit our revenue in the future.

We sell our software solutions to both new customers and existing customers. Many of our existing customers initially purchase our software solutions for a specific business segment or a specific geographic location within their organization and later purchase additional software solutions for the same or other business segments and geographic locations within their organization. These customers might not choose to make additional purchases of our software solutions or to expand their existing software solutions to other business segments. In addition, as we deploy new applications and features for our software solutions or introduce new software solutions, our current customers could choose not to purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

If our cost estimates for fixed-fee arrangements do not accurately anticipate the cost and complexity of implementing our software solutions, our profitability could be reduced and we could experience losses on these arrangements.

A material portion of our license and implementation arrangements are priced on a fixed-fee basis. If we underestimate the amount of effort required to implement our software solutions, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we would incur a loss on the arrangement.

Our revenue recognition policy may cause any decreases in sales not to be reflected in our revenue immediately.

The period over which we recognize license and implementation revenue for an implementation depends on the number of licensed software solutions and the scope and complexity of the customer’s deployment requirements which may range from six months to several years. As a result, a significant majority of our revenue is recognized on arrangements that were executed in previous periods. Any shortfall in new sales of our software solutions may not be reflected in our revenue for several quarters, and as such the adverse impact on our business may not be readily apparent.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

In the future we may pursue acquisitions of businesses, technologies and products that we intend to complement our existing business, solutions, services and technologies. We cannot provide assurance that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in integrating the operations and personnel of the acquired companies;

•	difficulties in maintaining acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	inability to maintain relationships with customers of the acquired business;

•	impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	difficulties in incorporating acquired technology and rights into our solutions and services;

•	unexpected expenses resulting from the acquisition; and

•	potential unknown liabilities associated with acquired businesses.

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

If we fail to develop or acquire new pricing and revenue management functionality to enhance our existing software solutions, we will not be able to grow our business and it could be harmed.

The pricing and revenue management software market is characterized by:

•	rapid technological developments;

•	newly emerging and changing customer requirements; and

•	frequent solution introductions, updates and functional enhancements.

We must introduce new pricing and revenue management functionality that enhances our existing software solutions in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of pricing and revenue management software generally and of our software solutions in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe our competitors are heavily investing in research and development, and may develop and market new solutions that will compete with, and may reduce the demand for, our software solutions. We cannot provide assurance that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.

In addition, because our software solutions are intended to operate on a variety of technology platforms, we must continue to modify and enhance our software solutions to keep pace with changes in these platforms. Any inability of our software solutions to operate effectively with existing or future platforms could reduce the demand for our software solutions, result in customer dissatisfaction and limit our revenue.

Our software solutions require hardware to operate which may be difficult for our customers to obtain.

The implementation of our software solutions often requires specific hardware to operate. The inability of our customers’ to access and secure such hardware could impact the effectiveness of our software and result in harm to our reputation if the software does not operate properly due to the unavailability of the necessary hardware. Moreover, if our customers’ are unable to obtain such hardware, they may not purchase our software or purchase software from a competitor or enterprise software, which may not require specific hardware. If businesses do not implement our software due to their inability to obtain the hardware needed for our software, our business, results of operations and financial condition could be adversely affected.

Defects or errors in our software solutions could harm our reputation, impair our ability to sell our solutions and result in significant costs to us.

Our pricing and revenue management software solutions are complex and may contain undetected defects or errors. Several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software solutions that may contain defects. We have not suffered significant harm from any defects or errors to date, but we have found defects in our software solutions from time to time. We may discover additional defects in the future, and such defects could be material. We may not be able to detect and correct defects or errors before the final implementation of our software solutions. Consequently, we or our customers may discover defects or errors after our software solutions have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our solutions to correct defects or errors. The occurrence of any defects or errors could result in:

•	lost or delayed market acceptance and sales of our software solutions;

•	delays in payment to us by customers;

•	injury to our reputation;

•	diversion of our resources;

•	legal claims, including product liability claims, against us;

•	increased maintenance and support expenses; and

•	increased insurance costs.

Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our software solutions and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot provide assurance that our current liability insurance coverage will continue to be available on acceptable terms. In addition, the insurer may deny coverage on any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

If our executives and other key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.

Our future success depends upon the performance and service of our executive officers and other key sales, development, science and professional services staff. The failure of our executives and key personnel to effectively manage our business or the loss of the services of our executive officers and other key personnel would harm our operations. In addition, our future success will depend in large part on our ability to attract and retain a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. We’ve recently added a significant number of new personnel, and their ability to learn our business and manage it effectively will be important to our continued growth and expansion. In addition, given the highly sophisticated pricing science included in our solutions, the pool of scientists and software developers qualified to work on our solutions is limited, and the implementation of our software solutions requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we do. If our key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software solutions.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Pricing and revenue management solutions may become increasingly subject to infringement claims as the number of commercially available pricing and revenue management solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. such as the recently adopted America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

•	incur substantial expenses and expend significant management efforts to defend such claims;

•	pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights;

•	cease making, licensing or using products that are alleged to incorporate the intellectual property of others;

•	distract management and other key personnel from performing their duties for us;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•	expend additional development resources to redesign our solutions.

Any license required as a result of litigation under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively develop or market our solutions, which could limit our ability to generate revenue or maintain profitability.

Contract terms generally obligate us to indemnify our customers for their use of the intellectual property associated with our software or for other third-party products that are incorporated into our solutions and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to compensate our customers under the contractual arrangement with such customers. Some of our intellectual property indemnification obligations are contractually capped at a very high amount or not capped at all.

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

As of the date of this filing, we have five issued U.S. patents and three pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. Our patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

In addition, despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable. As such, even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have a right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing or practicing our potentially patented products. As a result, we may be required to obtain licenses under these third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to make and sell our software solutions and competitors would be more easily able to compete with us.

We use open source software in our solutions that may subject our software solutions to general release or require us to re-engineer our solutions, which may cause harm to our business.

We use open source software in our solutions and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

We utilize third-party software that we incorporate into our software solutions, and impaired relations with these third parties, defects in third-party software or a third party’s inability or failure to enhance their software over time could adversely affect our operating performance and financial condition.

We incorporate and include third-party software into our software solutions. If our relations with any of these third parties are impaired, or if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our solutions could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

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

Our federal effective tax rate historically has been lower than the statutory rate of 35% largely due to tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. This tax credit is designed to stimulate qualifying company research and development over time by reducing after-tax costs. By qualifying for the tax credit, we have been able to use general business tax credits to reduce our federal income tax liability. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted which extended the research and experimentation tax credit until December 31, 2011. Since its enactment in 1981, Congress has reinstated on a retroactive basis the research and experimentation tax credit several times. Unless the research and experimentation tax credit is reinstated for 2012, we will record federal income taxes in 2012 at the enacted federal rate of 35%, net of other tax credits.

Our international sales subject us to risks that may adversely affect our operating results.

Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the year ended December 31, 2011, 2010, and 2009, approximately 64%, 60% and 59% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our solutions. Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

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

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•	if more contracts become denominated in local currency, fluctuations in exchange rates; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets.

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

Security breaches, cyber attacks or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. Despite the implementation of security measures, our systems may still be vulnerable to data theft, computer viruses, malicious software programs, programming errors, attacks by third parties or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including:

•	expenses to rectify the consequences of the security breach or cyber attack,

•	liability for stolen assets or information,

•	costs of repairing damage to our systems,

•	increased costs of cyber security protection, and
•	damage to our reputation causing customers and investors to lose confidence in us.

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

We believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months and the foreseeable future. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Annual Report on Form 10-K. In addition, we may require additional capital to fund acquisitions. Additional capital may not be available on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to invest in our business growth could be limited. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock. If we raise capital by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease. Capital raised through debt financings could require us to make periodic interest payments and could impose restrictive covenants on the conduct of our business that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules currently proposed or subsequently implemented by the SEC and NYSE impose heightened requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.

  Risks relating to ownership of our common stock:

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile. Volatility could make it difficult to trade shares of our common stock at predictable prices or times.

Many factors could cause the market price of our common stock to be volatile, including the following:

•	variations in our quarterly or annual operating results;

•	decreases in market valuations of comparable companies;

•	fluctuations in stock market prices and volumes;

•	decreases in financial estimates by equity research analysts;

•	announcements by our competitors of significant contracts, new solutions or enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	departure of key personnel;

•	changes in governmental regulations and standards affecting the software industry and our solutions;

•	sales of common stock or other securities by us in the future;

•	damages, settlements, legal fees and other costs related to litigation, claims and other contingencies;

•	deterioration of the general U. S. and global economic condition; and

•	other risks described elsewhere in this section.

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

Shares of our common stock are relatively illiquid and trading of our shares could adversely affect the market price of our common stock.

Our common stock is thinly traded and we have a relatively small public float. For the quarterly period ended December 31, 2011, the average daily trading volume of our common stock on the New York Stock Exchange was 88,952 shares. Our common stock may be less liquid than the stock of companies with a broader public ownership. In addition, sales of a large volume of our common stock by us or our current stockholders, or the perception that sales could occur, may also have a significant impact on its trading price.

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

Item 3. Legal Proceedings

In the ordinary course of our business, we regularly become involved in contract and other negotiations and, in more limited circumstances, become involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. We are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

  Market information and dividends

Our common stock is listed on the NYSE under the symbol “PRO”. The following table sets forth the high and low prices for shares of our common stock, as reported by the NYSE for the periods indicated.

	Price Range of
	Common Stock
	Low	High
Year ended December 31, 2010

First Quarter	$7.10	$10.67
Second Quarter	$6.02	$10.15
Third Quarter	$6.42	$9.97
Fourth Quarter	$9.06	$13.08

Year ended December 31, 2011

First Quarter	$9.79	$14.89
Second Quarter	$13.23	$19.73
Third Quarter	$11.03	$18.27
Fourth Quarter	$11.53	$17.42

On February 21, 2012 there were 80 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

  Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance. For additional information on our equity compensation plans, see Note 7 of the Notes to the Consolidated Financial Statements.

	I	II	III
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	3,569,242	$11.01	618,893
Equity compensation plans not approved by security holders	—	—	—

Total	3,569,242	$11.01	618,893

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

  Performance graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the NASDAQ Computer Index for the period commencing on June 28, 2007, the date of our initial public offering, and ending December 31, 2011. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)	The graph assumes that $100 was invested on June 28, 2007, in our common stock (at the closing price on the date of our initial public offering), the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	6/28/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
PRO	$100.00	$149.77	$43.89	$79.01	$86.95	$113.59
S&P 500	$100.00	$97.67	$60.08	$74.17	$83.66	$83.65
NASDAQ Computer Index	$100.00	$111.31	$59.34	$101.37	$119.05	$119.62

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

During 2011, we did not make any purchases of our common stock under this program. As of December 31, 2011, $10.0 million remains available under the stock repurchase program.

  Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2011.

Item 6. Selected financial data

The following selected consolidated financial data presented under the captions Selected Statement of Operations Data and Selected Consolidated Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2011 are derived from the Consolidated Financial Statements of PROS Holdings, Inc. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected consolidated statement of operations data:
Total revenue	$96,639	$71,045	$68,783	$75,588	$62,079
Gross profit	70,202	50,478	50,138	56,336	44,135
Income (loss) from operations	8,601	(4,287)	7,367	13,933	11,006
Net income (loss)	6,350	(1,931)	5,516	10,757	10,517
Accretion of preferred stock	—	—	—	—	(82)
Net earnings (loss) attributable to common stockholders	$6,350	$(1,931)	$5,516	$10,757	$10,435

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.24	$(0.07)	$0.21	$0.41	$0.45
Diluted	$0.23	$(0.07)	$0.21	$0.40	$0.45

Weighted average number of shares:
Basic	26,832	26,090	25,711	26,121	23,026
Diluted	27,762	26,090	26,431	26,569	23,434

Selected consolidated balance sheet data:
Cash and cash equivalents	$68,457	$55,845	$62,449	$51,979	$44,378
Working capital	66,208	52,326	50,755	41,741	33,917
Total assets	121,259	98,128	85,329	76,967	68,980
Long-term obligations	2,850	1,461	2,418	3,187	5,885
Total stockholders’ equity	$73,943	$59,503	$55,039	$43,752	$33,688

Item 7. Management’s discussion and analysis of financial condition and results of operations

  Overview

We are a leading provider of enterprise pricing and revenue management software, an emerging category of enterprise applications designed to allow businesses to make better sales decisions to significantly improve business agility in dynamic markets. We offer our large enterprise and mid-market customers secure and scalable software solutions which optimize pricing and product mix on a real-time basis by applying advanced forecasting and optimization technologies to their relevant enterprise and market data. Our software solutions are engineered to work together with existing customer information technology, including private and public cloud environments and support the real-time, high volume transaction processing and database requirements of some of the world’s largest and most sophisticated businesses. We also provide professional services to configure our software solutions to meet the specific integration and process needs of each customer. Since inception, we have completed over 500 implementations of our solutions across a range of industries in more than 50 countries.

  Opportunities, trends and uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•	Growth Opportunities. We believe the market for pricing and revenue management software is underpenetrated. Market interest for our software has increased over the past several years providing us with a growth opportunity. We are investing in our businesses to more effectively address these opportunities through significant investment in research and development, sales, marketing and back office. In addition to organic growth, we may acquire companies or technology that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

•	Difficult Economic Conditions. The current global economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and revenue management software and may increase the volatility in our business. Due to the difficult economic conditions, we continue to experience long sales times, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In response to the challenging economic environment, some customer prospects have changed their purchasing strategies, including requesting changes to our standard contract terms that, in some instances, have affected the timing of revenue recognition or have resulted in an increase in the number of limited term license agreements. In addition, certain foreign countries are also facing significant economic crisis and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•	Variability in revenue among industries and geography. We sell our solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 64% of our consolidated revenues were derived from customers outside the United States for the year ended December 31, 2011. The economic and political environments around the world could change our concentration of revenue within industries and across geographies. For additional geographic information with respect to our customers, see Note 10 of the Notes to the Consolidated Financial Statements.

•	Research and experimentation tax credit. The R&E tax credit was not reinstated for 2012. As such, we will record the federal income tax provision in 2012 at the enacted federal rate, net of other tax credits that may benefit us, if any.

  Discussion of consolidated financial information

Revenue:

Our revenue is derived from the licensing of software solutions, associated software maintenance and support, and implementation services. To a lesser extent, our revenue includes non-software related hosting services. Our arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We evaluate the nature and scope of implementation services for each arrangement and have concluded that, generally, our implementation services are essential to our customers’ usability of our licensed software solutions, and therefore, we recognize revenue from these perpetual software license and related implementation services together as the services are performed provided other revenue recognition criteria have been met. We also recognize revenue associated with billable expenses when the expenses are billed. For certain arrangements, independent contractors or system integrators may assist in the implementation of our software solutions.

Our contractual arrangements have typically included significant implementation services to configure and implement our solutions to meet the integration and process needs of each customer. We have historically recognized revenue from the majority of our solutions sales on a percentage-of-completion basis, which has provided visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue will vary based on the nature and requirements of our contracts. Our revenue recognition generally begins when efforts are expended toward implementation, which alleviates pressure to enter into license agreements by the end of any particular quarter as we are typically not able to recognize the corresponding revenue during the period in which the agreement is signed except to the extent we provide implementation services during the period. As a result of our revenue recognition policy, revenue from license arrangements is generally recognized over the implementation period, which typically ranges from several months to several years.

License and implementation revenue. We derive the majority of our license and implementation revenue from the sale of perpetual license for our software solutions and related implementation services. Revenue from our perpetual licenses and implementation services are generally recognized as implementation services are performed using the percentage-of-completion accounting method. The percentage-of-completion computation is measured by the percentage of man-days expended on an implementation of our software solutions during the reporting period as a percentage of the total man-days estimated to be necessary to complete the implementation of our software solutions. We measure performance under the percentage-of-completion method using the total man-day method based on current estimates of man-days to complete the project. Management believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

We also license software solutions under term licenses agreements that typically include maintenance during the license term. Our term license agreements typically range from two to five years. Revenue and the associated costs are deferred until the delivery of the licensed solutions and recognized ratably over the remaining license term. Revenue from term license contracts, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented 6.5%, 2.3%, and 4.7% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented 2.3%, 0.5% and 0.8% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services for our software solutions. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. Maintenance and support renewals by customers continue to approximate the mid 90% range.

Software license and implementation revenue that has been recognized, but for which we have not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before the software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying Consolidated Balance Sheets.

Cost of revenue

Cost of license and implementation revenue. Cost of license and implementation revenue includes those costs related to the implementation of our solutions. Cost of license and implementation revenue principally consists of (a) human resource costs, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) third-party contractor expenses and (d) an allocation of depreciation, facilities and IT support costs and other costs incurred in providing implementation services to our customers. License and implementation costs may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of system integrators providing implementation services.

Cost of maintenance and support revenue. Cost of maintenance and support revenue includes those costs related to post-contract support on our deployed solutions. Cost of maintenance and support is primarily comprised of (a) human resource costs and third-party contractor expenses and (b) an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers.

Operating expenses

Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses principally consist of (a) human resource costs, sales commissions and third-party contractor expenses related to selling, marketing and administrative personnel, (b) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (c) travel and other out-of-pocket expenses, (d) accounting, legal and other professional fees and (e) an allocation of depreciation, facilities and IT support costs and other costs.

Research and development. Research and development expenses principally consist of (a) human resource costs and third-party contractor expenses, comprised of software developers, scientists and product managers working on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing and (b) an allocation of depreciation, facilities and IT support costs and other costs.

Income taxes

We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2011, our deferred tax assets consisted primarily of temporary differences related non-cash share based compensation and general business credit carryforwards. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

We record our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 35% and appropriate statutory tax rates of various state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period that the determination is made.

Our effective tax rate was a tax provision of 26% and 27% for the years ended December 31, 2011 and 2009, respectively, and tax benefit of 54% the year ended December 31, 2010. Our federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. The R&E tax credit was not reinstated for 2012. As such, we will record the federal income tax provision in 2012 at the enacted federal rate, net of other tax credits that may benefit us, if any.

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

Litigation settlement

In 2010, we settled a legal dispute. The litigation and settlement resulted in a 2010 pre-tax charge to operating income of $6.2 million of which $3.1 million was a reduction of revenue and $3.1 million was charged to expense. The reduction to total revenue consisted of a reduction of $2.8 million in license and implementation revenue and a reduction of $0.3 million in maintenance and support revenue.

  Results of operations

Comparison of year ended December 31, 2011 with year ended December 31, 2010

Revenue:

	For the Year Ended December 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$62,975	65%	$42,067	59%	$20,908	50%
Maintenance and support	33,664	35%	28,978	41%	4,686	16%

Total	$96,639	100%	$71,045	100%	$25,594	36%

License and implementation. License and implementation revenue increased $20.9 million to $63.0 million for the year ended December 31, 2011 from $42.1 million for the year ended December 31, 2010, representing a 50% increase. The increase in license and implementation revenue was principally the result of a 17% increase in the number of implementations from 92 in 2010 to 108 in 2011, a 41% increase in the number of man days expended that generated license and implementation revenue and a 6% increase in license and implementation revenue recognized per man-day. In addition, a reduction of $2.8 million of license and implementations revenue in 2010 associated with a legal settlement contributed to the period over period increase.

Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from several months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software solutions and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation.

Maintenance and support. Maintenance and support revenue increased $4.7 million to $33.7 million for the year ended December 31, 2011 from $29.0 million for the year ended December 31, 2010, representing a 16% increase. The increase in maintenance and support revenue was principally the result of an increase in the number of customers for which we are providing maintenance services and an increase of $0.4 million as a result of a specific maintenance renewal that had lapsed in the prior year and renewed in 2011. In addition, a reduction of $0.3 million of maintenance and support revenue in 2010 associated with a legal settlement contributed to the period over period increase.

Cost of revenue and gross profit:

	For the Year Ended December 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$19,762	31%	$14,751	35%	$5,011	34%
Cost of maintenance and support	6,675	20%	5,816	20%	859	15%

Total cost of revenue	$26,437	27%	$20,567	29%	$5,870	29%

Gross profit	$70,202	73%	$50,478	71%	$19,724	39%

Cost of license and implementation. Cost of license and implementation revenue increased $5.0 million to $19.8 million for the year ended December 31, 2011 from $14.8 million for the year ended December 31, 2010, representing a 34% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $4.2 million due to an increase in human resource costs. Human resource costs increased as a result of an increase in headcount to support the increased number of active implementations and salary merit increases. In addition, there was an increase of $0.4 million of travel expense, an increase of $0.3 million of expensing of capitalized implementation costs from contracts in which revenue has been deferred, an increase of $0.3 million of non-cash share based compensation expense and an increase of $0.2 million of third party contractor expenses. These increases were partially offset by a decrease of $0.4 million of third party deployment software costs and a decrease in a loss of foreign currency of $0.1 million.

License and implementation gross margins were 69% for the year ended December 31, 2011 compared with 65% for the year ended December 31, 2010. The legal settlement negatively impacted license and implementation gross margins by two percentage points for the year ended December 31, 2010. License and implementation gross margins may vary from period to period depending on the amount of implementation services required to deploy our solutions relative to the total value of contracts and the level of involvement of system integrators providing implementation services.

Cost of maintenance and support. Cost of maintenance and support revenue increased $0.9 million to $6.7 million for the year ended December 31, 2011 from $5.8 million for the year ended December 31, 2010, representing a 15% increase. The increase in cost of maintenance in 2011 when compared to 2010 is attributable to an increase in human resource costs and third-party contractor expenses. Human resource costs increased due to salary merit increases and an increase in headcount associated with the continued growth in our customer support function commensurate with maintenance revenue growth. Maintenance and support gross margins were flat at 80% for both of the years ended December 31, 2011 and 2010.

Gross profit. Gross profit increased $19.7 million to $70.2 million for the year ended December 31, 2011 from $50.5 million for the year ended December 31, 2010, representing a 39% increase. The increase in overall gross profit was attributable to the increase in overall revenue.

Operating expenses:

	For the Year Ended December 31,
	2011		2010
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$35,930	37%	$34,101	48%	$1,829	5%
Research and development	25,671	27%	20,664	29%	5,007	24%

Total operating expenses	$61,601	64%	$54,765	77%	$6,836	12%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $1.8 million to $35.9 million for the year ended December 31, 2011 from $34.1 million for the year ended December 31, 2010, representing a 5% increase. The increase was principally attributable to an increase of $3.2 million in sales, marketing, general and administrative human resource costs and third-party contractor expenses as a result of an increase in headcount to support our planned growth objectives, and salary merit increases. In addition, there was an increase of $1.5 million in marketing expenses as a result of increases in marketing programs, an increase of $0.7 million in accounting and other professional fees, an increase of $0.6 million of other employee related overhead costs and an increase of $0.2 million in bad debt expense. These increases were offset by a decrease of $3.1 million associated with a 2010 legal settlement and a decrease of $1.6 million associated with severance and accelerated non-cash share based compensation expense related to the retirement of our former Chief Executive Officer in 2010.

Research and development expenses. Research and development expenses increased $5.0 million to $25.7 million for the year ended December 31, 2011 from $20.7 million for the year ended December 31, 2010, representing a 24% increase. The increase in research and development expenses was principally attributable to an increase of $4.1 million of human resource costs and third-party contractor expenses as a result of an increase in headcount and salary merit increases, an increase of $0.5 million of other employee related overhead costs, and an increase of $0.2 million of travel expense.

Income tax provision:

	For the Year Ended
	December 31,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	26%	(54)%	n/a	80%
Income tax provision (benefit)	$2,284	$(2,262)	$4,546	nm

Income tax provision. Our income tax provision increased $4.6 million to a provision of $2.3 million for the year ended December 31, 2011 from a benefit of $2.3 million for the year ended December 31, 2010. We recorded a current federal tax benefit of $2.3 million in 2010 based primarily on loss from operations of $4.2 million which was carried back to a previous year. The current year income tax expense is primarily attributable to reporting pre-tax income during the year ended December 31, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the year ended December 31, 2010 which resulted in a federal tax benefit.

Changes to deferred income taxes are generally based on management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. In assessing the need for a valuation allowance, management considers all available information within each taxing jurisdiction, including past operating results and estimates of future taxable income.

Comparison of year ended December 31, 2010 with year ended December 31, 2009

Revenue:

	For the Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
License and implementation	$42,067	59%	$43,684	64%	$(1,617)	(4)%
Maintenance and support	28,978	41%	25,099	36%	3,879	15%

Total	$71,045	100%	$68,783	100%	$2,262	3%

License and implementation. License and implementation revenue decreased $1.6 million to $42.1 million for the year ended December 31, 2010 from $43.7 million for the year ended December 31, 2009, representing a 4% decrease. The decrease in license and implementation revenue for the year ended December 31, 2010 was principally the result of an increase of $1.2 million, or 3%, in license and implementation revenue that was offset by a reduction of $2.8 million of license and implementation revenue associated with the legal settlement. The $1.2 million increase in license and implementation revenue is principally due to an increase of 14% in implementations generating license and implementation revenue from 83 implementations in 2009 to 92 implementations in 2010. In addition, revenue per man day increased by 3% over the prior year.

Generally, revenue is recognized using the percentage-of-completion method over the implementation period, which typically ranges from several months to several years. Implementation periods can vary depending on numerous factors including, but not limited to, the number of licensed software solutions and the scope and complexity of the implementation requirements in relation to the number of man-days estimated to be necessary to complete the implementation.

Maintenance and support. Maintenance and support revenue increased $3.9 million to $29.0 million for the year ended December 31, 2010 from $25.1 million for the year ended December 31, 2009, representing a 15% increase. The increase in maintenance and support revenue was principally the result of an increase in the number of customers for which we are providing maintenance services partially offset by increase of $0.1 million of short-term reductions and the reduction of $0.3 million of maintenance and support revenue associated with the legal settlement.

Cost of revenue and gross profit:

	For the Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of related revenue	Amount	of related revenue	Variance $	Variance %
Cost of license and implementation	$14,751	35%	$13,893	32%	$858	6%
Cost of maintenance and support	5,816	20%	4,752	19%	1,064	22%

Total cost of revenue	$20,567	29%	$18,645	27%	$1,922	10%

Gross profit	$50,478	71%	$50,138	73%	$340	1%

Cost of license and implementation. Cost of license and implementation revenue increased $0.9 million to $14.8 million for the year ended December 31, 2010 from $13.9 million for the year ended December 31, 2009, representing a 6% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $1.7 million of system integrator expense, an increase of $0.3 million of travel and an increase of $0.3 million related to an unfavorable change in foreign currency exchange. These increases were partially offset by decreases of $1.2 million of human resources costs and $0.3 million in expensing of capitalized implementation costs from contracts in which revenue has been deferred.

License and implementation gross margins were 65% for the year ended December 31, 2010 as compared to 68% for the year ended December 31, 2009. Commencing in 2010, the utilization of systems integrators providing implementation services increased implementation costs which reduced gross margins by approximately two percentage points. The legal settlement also negatively impacted license and implementation gross margins by two percentage points for the year ended December 31, 2010. License and implementation gross margins may vary from period to period depending on the amount of implementation services required to deploy our solutions relative to the total value of contracts and the level of involvement of system integrators providing implementation services.

Cost of maintenance and support. Cost of maintenance and support revenue increased $1.1 million to $5.8 million for the year ended December 31, 2010 from $4.8 million for the year ended December 31, 2009, representing a 22% increase. The increase in cost of maintenance in 2010 when compared to 2009 is principally attributable to an increase in human resource costs and third-party contractor expenses in our customer support function commensurate with maintenance revenue growth. Maintenance and support gross margins were 80% for the year ended December 31, 2010 and 81% for the years ended December 31, 2009.

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

Operating expenses:

	For the Year Ended December 31,
	2010		2009
		As a percentage		As a percentage
(Dollars in thousands)	Amount	of total revenue	Amount	of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$34,101	48%	$22,635	33%	$11,466	51%
Research and development	20,664	29%	20,136	29%	528	3%

Total operating expenses	$54,765	77%	$42,771	62%	$11,994	28%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $11.5 million to $34.1 million for the year ended December 31, 2010 from $22.6 million for the year ended December 31, 2009, representing a 51% increase. The increase was principally attributable to charges of $3.1 million as a result of litigation and settlement costs and $1.6 million associated with severance and accelerated non-cash share based compensation expense related to the retirement of our former Chief Executive Officer. In addition, there was an increase of $2.0 million of sales, marketing, general and administrative human resource costs and third-party contractor expenses to support our planned growth objectives, an increase of $1.3 million of marketing expenses, including lead generation and company awareness programs, additional conferences and increased participation in industry trade shows. Also, there was an increase of $1.0 million of non-cash share based compensation expense, an increase of $0.6 million of travel expense, an increase of $0.5 million of bad debt expense, an increase of $0.4 million of recruiting expense and an increase of $0.3 million of accounting and other professional fees.

Research and development expenses. Research and development expenses increased $0.5 million to $20.7 million for the year ended December 31, 2010 from $20.1 million for the year ended December 31, 2009, representing a 3% increase. The increase in research and development expenses was principally attributable to an increase of $0.8 million of human resource costs and third-party contractor expenses as a result of an increase in headcount and an increase of $0.1 million of other expenses. These increases were partially offset by a $0.4 million reduction in non-cash share based compensation expense.

Income tax provision:

	For the Year Ended
	December 31,
(Dollars in thousands)	2010	2009	Variance $	Variance %
Effective tax rate	(54)%	27%	n/a	(81)%
Income tax provision (benefit)	$(2,262)	$2,047	$(4,309)	nm

Income tax provision. Our income tax provision decreased $4.3 million to a benefit of $2.3 million for the year ended December 31, 2010 from a provision of $2.0 million for the year ended December 31, 2009. The effective tax rate was a benefit of 54% and a provision of 27% for the year ended December 31, 2010 and 2009, respectively. The decrease in income taxes was principally the result of pre-tax losses in 2010 as compared to pre-tax income in 2009 and the release of $0.2 million of a valuation allowance on our foreign tax credit carryforwards in 2010.

  Liquidity and capital resources:

At December 31, 2011, we had $68.5 million of cash and cash equivalents and $66.2 million of working capital as compared to $55.8 million of cash and cash equivalents and $52.3 million of working capital at December 31, 2010. Our principal source of liquidity is our cash and cash equivalents and cash flows generated from operations. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally non-cash share based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may need to raise additional funds through equity or debt financings. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders and interest expense. At December 31, 2011, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net cash provided by (used in) operating activities	$14,243	$(5,276)	$11,463
Net cash used in investing activities	(2,965)	(1,890)	(1,111)
Net cash provided by financing activities	1,334	562	118
Cash and cash equivalents (beginning of period)	55,845	62,449	51,979
Cash and cash equivalents (end of period)	$68,457	$55,845	$62,449

Cash flow analysis:

Our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, changes in deferred tax assets, changes in the provision for doubtful accounts, excess tax benefit on non-cash share based compensation and non-cash share based compensation; and (ii) changes in our working capital.

Net cash provided by operating activities for the year ended December 31, 2011 was $14.2 million, which represents an increase of $19.5 million when compared to the same period in 2010. Net cash used in operating activities of $5.3 million for the year ended December 31, 2010 was negatively impacted by an $11.0 million cash out-flow for legal fees and settlement costs. The increase in net cash provided by operating activities in 2011 as compared to 2010 was principally due to an increase in net earnings of $8.3 million, net increases of $0.5 million in non-cash expenses and an increase of $10.8 million attributed to changes in operating assets and liabilities. Uses of cash from investing activities for the year ended December 31, 2011 principally consisted of $3.0 million of purchases of property and equipment. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of vesting of employee share-based awards, offset by excess tax benefits from stock-based compensation and proceeds from stock option exercises.

Net cash used in operating activities for the year ended December 31, 2010 was $5.3 million, which represents a decrease of $16.7 million when compared to the same period in 2009. Net cash used in operating activities of $5.3 million for the year ended December 31, 2010 was negatively impacted by $11.0 million cash out-flow for legal fees and settlement costs. The decrease in net cash provided by operating activities in 2010 as compared to 2009 was principally due to a decrease in net earnings of $7.4 million, a decrease of $11.6 million attributed to changes in operating assets and liabilities partially offset by net increases of $2.3 million in non-cash expenses. Uses of cash from investing activities for the year ended December 31, 2010 consisted of $1.5 million of purchases of property and equipment, an increase of $0.3 million in restricted cash related to a letter of credit and $0.1 million of short term investments associated with an investment in a certificate of deposit. Net uses of cash from financing activities consisted of tax withholding related to the net share settlement of restricted stock units, offset by excess tax benefits from stock-based compensation and proceeds from stock option exercises.

Net cash provided by operating activities for the year ended December 31, 2009 of $11.5 million was principally attributed to an increase of $10.4 million in net earnings before non-cash expense (principally depreciation, non-cash share based compensation, deferred income taxes and provision for doubtful accounts) and a net increase of $1.1 million associated with operating assets and liabilities. Uses of cash from investing activities consisted of $1.1 million of purchases of property and equipment. Net sources of cash from financing activities consisted of $0.1 million from the exercise of stock options.

Stock repurchases

In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, $10.0 million remained available in the stock repurchase program. The repurchase of stock if continued will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

  Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	Payment due by period
		Less than			more than
(Dollars in thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating leases	$7,508	$1,558	$3,169	$2,781	$—

Total contractual obligations	$7,508	$1,558	$3,169	$2,781	$—

In July 2011, we entered into a third amendment to our corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the total term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013.

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

Revenue recognition

Our revenue is derived from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, our revenue includes non-software related hosting services. Our arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. We evaluate the nature and scope of implementation services for each arrangement and have concluded that our implementation services are essential to our customers’ usability of our licensed software solutions, and therefore, we recognize revenue from a perpetual software license and the related implementation services together as the services are performed provided other revenue recognition criteria have been met. For certain arrangements, we engage an independent contractor or a system integrator to assist in the implementation of our software solutions.

Our software license arrangements typically include implementation services that are considered essential to the customer’s usability of the licensed software solutions and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. We measure performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. We believe that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

We also license software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the term license, there is no renewal rate and we have not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 6.5%, 2.3% and 4.7% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 2.3%, 0.5% and 0.8% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

In October 2009, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements that contain non-software related elements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using best estimated selling price, (“BESP”), of deliverables if a vendor does not have VSOE of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting standard at the beginning of our 2010 fiscal year on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. Our revenue from sales containing non-software related hosting services are those likely to be impacted by the adoption of this accounting standard.

There was no material impact to revenue during the year ended December 31, 2010 resulting from the adoption of this standard. Additionally, the new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenues for that fiscal year.

For multiple element arrangements containing our non-software services, we must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”) or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain software and non-software elements such as our hosted offerings, we allocate revenue to software or software related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists.

In certain instances, we may not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Revenue is then recognized when the basic revenue recognition criteria are met for each element. For transactions that only include software and software-related elements we continue to account for such arrangements under the software revenue recognition standards which require us to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Software license and implementation revenue that has been recognized, but for which we has not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying Consolidated Balance Sheets.

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

Non-cash share based compensation

We have two non-cash share based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide non-cash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. As of December 31, 2011, we have granted stock options, restricted stock units and stock appreciation rights.

Non-cash share based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The fair value of the restricted stock units is based on the closing price of our stock on the date of grant. We estimate the fair value of stock options and stock appreciation rights (“SARs”), using the Black-Scholes option pricing model, which requires us to use significant judgment to make estimates regarding the expected life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. The expected life of the award is a historical weighted average of the expected lives of similar securities of comparable public companies. We estimate volatility using a combination of our historical volatility and the volatilities of an appropriately selected peer group of companies, given our limited public stock price history as of the date of the grant. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends.

As we issue stock options and SARs, we evaluate the assumptions used to value our stock option awards and SARs. If factors change and we employ different assumptions, non-cash share based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned non-cash share based compensation expense. Future non-cash share based compensation expense and unearned non-cash share based compensation will increase to the extent that we grant additional equity awards to employees.

We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately are expected to vest. Significant judgment is required in determining the adjustment to non-cash share based compensation expense for estimated forfeitures. Non-cash share based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures. At December 31, 2011, we had $12.0 million of total unrecognized compensation costs related to non-cash share based compensation arrangements for stock options, SARs and restricted stock units granted. These costs will be recognized over a weighted-average period of 1.7 years.

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

We account for uncertain income tax positions recognized in our financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification (“ASC”), issued by FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please see Note 8 to the Consolidated Financial Statements for more information.

Our Federal effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. The R&E tax credit was not reinstated for 2012. As such, we will record the federal income tax provision in 2012 at the enacted federal rate, net of other tax credits that may benefit us, if any.

  Recently adopted accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income, (“OCI”), as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. We are required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. We do not believe the adoption of ASU 2011-05 will have a material effect on our Consolidated Financial Statements.

Item 7A. Quantitative and qualitative disclosures about market risk

  Exposure to exchange rates

We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2011 would have resulted in a $0.3 million loss. Fluctuations in currency exchange rates could harm our results of operations in the future. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 8. Financial statements and supplementary data

The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein. See Item 15 (a)(1) and (2).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other information

None.

Part III

Item 10. Directors, executive officers and corporate governance

The information required by this item is incorporated by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 11. Executive compensation

The information required by this item is incorporated by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item is incorporated by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13. Certain relationships, related transactions and director independence

The information required by this item is incorporated by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14. Principal accountant fees and services

The information required by this item is incorporated by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Part IV

Item 15. Exhibits and financial statements schedules

(a)(1) Financial Statements

Reference is made to the Index to Financial Statements in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois, and are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer,	February 27, 2012
Andres Reiner	and Director
(Principal Executive Officer)

/s/ Charles H. Murphy	Executive Vice President and Chief	February 27, 2012
Charles H. Murphy	Financial Officer (Principal Accounting Officer)

/s/ Ronald F. Woestemeyer	Executive Vice President, Strategic	February 27, 2012
Ronald Woestemeyer	Business Planning and Director

/s/ William Russell	Chairman of the Board	February 27, 2012
William Russell

/s/ Ellen Keszler	Director	February 27, 2012
Ellen Keszler

/s/ Greg B. Petersen	Director	February 27, 2012
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 27, 2012
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 27, 2012
Mariette M. Woestemeyer

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PROS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2012

PROS Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$68,457	$55,845
Short-term investments	—	73
Accounts and unbilled receivables, net of allowance of $1,130 and $1,020, respectively	33,864	27,402
Prepaid and other current assets	8,353	6,170

Total current assets	110,674	89,490
Restricted cash	329	293
Property and equipment, net	4,703	3,248
Other long term assets, net	5,553	5,097

Total assets	$121,259	$98,128

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,915	$2,131
Accrued liabilities	1,318	1,998
Accrued payroll and other employee benefits	5,139	4,606
Deferred revenue	33,094	28,429

Total current liabilities	44,466	37,164
Long-term deferred revenue	2,850	1,461

Total liabilities	47,316	38,625

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,432,430 and 30,777,000 shares issued, respectively, 27,014,845 and 26,359,415 shares outstanding, respectively	31	31
Additional paid-in capital	77,934	69,844
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	9,927	3,577

Total stockholders’ equity	73,943	59,503

Total liabilities and stockholders’ equity	$121,259	$98,128

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Revenue:
License and implementation	$62,975	$42,067	$43,684
Maintenance and support	33,664	28,978	25,099

Total revenue	96,639	71,045	68,783

Cost of revenue:
License and implementation	19,762	14,751	13,893
Maintenance and support	6,675	5,816	4,752

Total cost of revenue	26,437	20,567	18,645

Gross profit	70,202	50,478	50,138

Operating expenses:
Selling, marketing, general and administrative	35,930	34,101	22,635
Research and development	25,671	20,664	20,136

Income (loss) from operations	8,601	(4,287)	7,367
Other income:
Interest income	33	69	196
Other income	—	25	—

Income (loss) before income tax provision	8,634	(4,193)	7,563
Income tax provision (benefit)	2,284	(2,262)	2,047

Net income (loss)	$6,350	$(1,931)	$5,516

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.24	$(0.07)	$0.21
Diluted	$0.23	$(0.07)	$0.21

Weighted average number of shares:
Basic	26,831,530	26,089,850	25,710,569
Diluted	27,761,958	26,089,850	26,430,817

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$6,350	$(1,931)	$5,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,609	1,361	1,283
Share-based compensation	6,832	6,964	5,475
Excess tax benefits on share-based compensation	(1,379)	(959)	—
Deferred income tax	315	(187)	(1,563)
Provision for doubtful accounts	178	(87)	(566)
Amortization of capitalized costs	—	—	203
Changes in operating assets and liabilities:
Accounts and unbilled receivable	(6,659)	(16,861)	6,309
Prepaid expenses and other	(1,651)	(2,737)	(639)
Accounts payable	2,579	728	81
Accrued liabilities	(519)	(169)	(1,695)
Accrued payroll and other employee benefits	534	95	17
Other current liabilities	—	(4,866)	—
Deferred revenue	6,054	13,373	(2,958)

Net cash provided by (used in) operating activities	14,243	(5,276)	11,463

Investing activities:
Purchases of property and equipment	(3,002)	(1,524)	(1,111)
Increase in restricted cash	(36)	(293)	—
Decrease (increase) in short-term investment	73	(73)	—

Net cash used in investing activities	(2,965)	(1,890)	(1,111)

Financing activities:
Exercise of stock options	1,874	888	118
Excess tax benefits on share-based compensation	1,379	959	—
Tax withholding related to net share settlement of restricted stock units	(1,919)	(1,285)	—

Net cash provided by financing activities	1,334	562	118

Net increase (decrease) in cash and cash equivalents	12,612	(6,604)	10,470
Cash and cash equivalents:
Beginning of period	55,845	62,449	51,979

End of period	$68,457	$55,845	$62,449

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$5,330	$84	$4,407

Non-cash investing activities:
Purchase of property and equipment accrued but not paid	$606	$543	$418

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

						Accumulated	Accumulated
			Additional			other	(deficit)	Total
	Common stock		paid-In	Treasury stock		comprehensive	retained	stockholders’
	Shares	Amount	capital	Shares	Amount	loss	earnings	equity
Balance at December 31, 2008	25,678,261	$30	$57,668	4,417,585	$(13,938)	$—	$(8)	$43,752

Exercise of stock options	67,662	—	118	—	—	—	—	118
Excess tax benefits from stock based compensation	—	—	178	—	—	—	—	178
Non-cash share based compensation	—	—	5,475	—	—	—	—	5,475
Net income	—	—	—	—	—	—	5,516	5,516

Balance at December 31, 2009	25,745,923	30	63,439	4,417,585	(13,938)	—	5,508	55,039

Exercise of stock options	159,945	—	888	—	—	—	—	888
Restricted stock units net settlement	453,547	1	(1,914)	—	—	—	—	(1,913)
Excess tax benefits from stock based compensation	—	—	467	—	—	—	—	467
Non-cash share based compensation	—	—	6,964	—	—	—	—	6,964
Translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(1,931)	(1,931)

Balance at December 31, 2010	26,359,415	31	69,844	4,417,585	(13,938)	(11)	3,577	59,503

Exercise of stock options	308,762	—	1,874	—	—	—	—	1,874
Restricted stock units net settlement	346,668	—	(1,919)	—	—	—	—	(1,919)
Excess tax benefits from stock based compensation	—	—	1,303	—	—	—	—	1,303
Non-cash share based compensation	—	—	6,832	—	—	—	—	6,832
Net income	—	—	—	—	—	—	6,350	6,350

Balance at December 31, 2011	27,014,845	$31	$77,934	4,417,585	$(13,938)	$(11)	$9,927	$73,943

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and summary of significant accounting policies

Nature of operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (the “Company”), is a leading global provider of pricing and revenue management software. This software is an emerging category of enterprise applications designed to allow business to make better sales decisions to significantly improve business agility in dynamic markets. We offer our large enterprise and mid-market customers secure and scalable software solutions which optimize pricing and product mix on a real-time basis by applying advanced forecasting and optimization technologies to their relevant enterprise and market data. Our software solutions are engineered to work together with existing customer information technology, including private and public cloud environments, and support the real-time, high volume transaction processing and database requirements of some of the world’s largest and most sophisticated businesses. We also provide professional services to configure our software solutions to meet the specific integration and process needs of each customer. The Company provides its software solutions to enterprises across a range of industries, including manufacturing, distribution, services and travel.

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

Financial instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, approximates their fair values at December 31, 2011 and 2010. For additional information on the Company’s fair value measurements, see Note 5 to the Consolidated Financial Statements.

Prepaid expenses and other assets

Prepaid expenses and other assets consist primarily of short-term deferred tax assets, prepaid income taxes, deferred project costs and prepaid third-party license fees.

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes non-software related hosting services. The Company’s arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonable assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage an independent contractor or a system integrator to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

The Company’s software license arrangements typically include implementation services that are considered essential to the customer’s usability of the licensed software solutions and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. The Company measures performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

The Company also licenses software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the license, there is no renewal rate and the Company has not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 6.5%, 2.3% and 4.7% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Operations, represented approximately 2.3%, 0.5% and 0.8% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”)) Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements that contains non-software related elements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using best estimated selling price, (“BESP”) of deliverables if a vendor does not have VSOE of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. Revenue is then recognized when the basic revenue recognition criteria are met for each element. For transactions that only include software and software-related elements the Company continue to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Foreign currency

The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in cost of license and implementation revenue included in the accompanying Consolidated Statements of Operations.

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

Research and development

Research and development costs are expensed as incurred. They include salaries and human resources costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new solutions and upgrading and enhancing existing solutions.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company has not recorded any impairment charges in any of the years ended December 31, 2011, 2010 and 2009.

Software development costs

Software development costs associated with new solutions and enhancements to existing software solutions are expensed as incurred until technological feasibility, in the form of a working model, has been established. To date, the time period between the establishment of technological feasibility and the completion of software development has been short, and no significant development costs have been incurred during this period. Accordingly, the Company has not capitalized any software development costs to date.

Non-cash share based compensation

The Company has two non-cash share based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The Company’s 1999 equity incentive plan (“1999 plan”) was terminated in March 2007 for purposes of granting any future equity awards. The Company’s 2007 equity incentive plan (“2007 plan”) was adopted in March 2007. The Company may provide non-cash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.

To date, the Company has granted stock options, stock appreciation rights and restricted stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights or upon vesting of restricted stock units. The following table presents the number of awards outstanding for each award type as of December 31, 2011 and 2010.

	Year Ended December 31,
Award type	2011	2010
Stock option	1,581	1,858
Restricted stock unit	1,153	1,242
Stock appreciation rights	836	748

Stock options. The Company did not grant stock options during 2011 and 2010. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the restricted stock units is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.

Stock appreciation rights. Stock appreciation rights (“SARs”) will be settled in stock at the time of exercise and vest over four years from the date grant. The Company used the Black-Scholes option pricing model to estimate the fair value of its SARs. The determination of the fair value of SARs utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. The expected life of the stock option non-cash share based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends.

As the Company issues stock options and SARs, it evaluates the assumptions used to value our stock option awards and SARs. If factors change and the Company employs different assumptions, non-cash share based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned non-cash share based compensation expense. Future non-cash share based compensation expense and unearned non-cash share based compensation will increase to the extent that the Company grants additional equity awards to employees.

At December 31, 2011, there were an estimated $12.0 million of total unrecognized compensation costs related to non-cash share based compensation arrangements. These costs will be recognized over a weighted average period of 1.7 years. For further discussion of the Company’s non-cash share based compensation plans, see Note 7 to the Consolidated Financial Statements.

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

Earnings per share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of non-vested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company’s outstanding stock options, stock appreciation rights and restricted stock units are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

Comprehensive income (loss)

The Company’s comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of translation adjustments, net of tax. A summary of the comprehensive income (loss) for the periods indicated is as follows:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$6,350	$(1,931)	$5,516
Other comprehensive income (loss):
Translation adjustment	—	(11)	—

Comprehensive income (loss)	$6,350	$(1,942)	$5,516

Effect of recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income, (“OCI”), as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. The Company is required to adopt ASU 2011-05 on January 1, 2012. Early adoption is permitted. The Company does not believe the adoption of ASU 2011-05 will have a material effect on the Company’s Consolidated Financial Statements.

2. Accounts receivable and contracts in progress

Accounts receivable at December 31, 2011 and 2010, consist of the following:

	December 31,
	2011	2010
Accounts receivable	$29,930	$24,076
Unbilled receivables	5,064	4,346

Total receivables	34,994	28,422
Less: allowance for doubtful accounts	(1,130)	(1,020)

Accounts receivable, net	$33,864	$27,402

The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, totaled approximately $0.2 million, $(0.1) million and $0.6 million, respectively.

Activity related to contracts in progress at December 31, 2011 and 2010, is summarized as follows:

	December 31,
	2011	2010
Costs and estimated earnings recognized to date	$154,040	$87,887
Progress billings to date	(184,920)	(113,431)

Total	$(30,880)	$(25,544)

The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, as follows:

	December 31,
	2011	2010
Unbilled receivables	$5,064	$4,346
Deferred revenue	(35,944)	(29,890)

Total	$(30,880)	$(25,544)

At December 31, 2011 and 2010, the Company had approximately $8.6 million and $5.6 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue.

3. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to common stockholders	$6,350	$(1,931)	$5,516

Denominator:
Weighted average shares (basic)	26,832	26,090	25,711
Dilutive effect of stock options, restricted stock units and stock appreciation rights	930	—	720

Weighted average shares (diluted)	27,762	26,090	26,431
Basic earnings (loss) per share	$0.24	$(0.07)	$0.21
Diluted earnings (loss) per share	$0.23	$(0.07)	$0.21

Approximately 893,000, 2,238,000 and 2,376,000 of potential common shares have not been considered in the diluted earnings per calculation for the years ended December 31, 2011, 2010 and 2009, respectively, as the effect would be anti-dilutive.

4. Property and equipment, net

Property and equipment, net as of December 31, 2011 and 2010 consist of the following:

	Estimated useful life	December 31,
		2011	2010
Furniture and fixtures	7-10 years	$1,899	$1,909
Computers and equipment	3-10 years	7,421	7,739
Software	3-5 years	2,243	2,359
Leasehold improvements	Shorter of lease term or useful life	1,037	1,038
Construction in progress		312	—
Less: accumulated depreciation		(8,209)	(9,797)

Property and equipment, net		$4,703	$3,248

Depreciation was $1.6 million, $1.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company disposed of approximately $3.2 million, $0.8 million and $0.4 million, respectively, of fully depreciated assets. As of December 31, 2011 and 2010, the Company had approximately $5.2 million and $6.2 million, respectively, of fully depreciated assets in use.

5. Fair value measurements

The Company adopted fair value measurements guidance for financial and non-financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

Level 2: Quoted prices for similar assets or liabilities in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A portion of the Company’s existing cash and cash equivalents are invested in short-term interest bearing obligations with original maturities less than 90 days, principally various types of money market funds. In addition, the Company had short-term investments consisting of certificates of deposit. The Company does not enter into investments for trading or speculative purposes.

At December 31, 2011, the Company had $58.0 million invested in treasury money market fund. At December 31, 2010, the Company had $40.7 million invested in diversified money market funds and $14.5 million invested in treasury money market fund. The Company had $0.1 million invested in certificates of deposits at December 31, 2010. These investments are required to be measured at fair value on a recurring basis. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The Company diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.

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

The Company did not repurchase any shares under this plan for the years ended December 31, 2011 and 2010. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2011.

7. Non-cash share based compensation

Employee non-cash share based compensation plans:

The Company has two non-cash share based compensation plans; the 1999 plan and the 2007 plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.

1999 plan. The Company’s 1999 plan authorized the Company to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 55,700 shares of the Company’s common stock under this plan on December 31, 2011.

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

In February 2011, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 plan increasing the number shares reserved for issuance to 5,468,000. As of December 31, 2011, the Company had outstanding equity awards to acquire 3,569,242 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 plan. Included in the outstanding equity awards are 1,580,663 of stock options, 1,153,079 restricted stock units and 835,500 SARs held by the Company’s employees, directors and consultants. As of December 31, 2011, 618,893 shares remain available for grant under the 2007 plan. As of December 31, 2011, there has not been any issuance of restricted stock awards, phantom stock or performance awards under this plan.

Non-cash share based compensation expense for all non-cash share based payment awards granted is determined based on the grant-date fair value. The Company recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the non-cash share based payment awards. Non-cash share based awards generally have a ten-year term and typically vest over four years. The Company estimated the forfeiture rate based on its historical experience for grant years where the majority of the vesting terms have been satisfied. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of non-cash share based compensation expense to be recognized in future periods.

Share–based compensation expense is allocated to expense categories on the Consolidated Statements of Operations. The following table summarizes share–based compensation expense for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
Share-based compensation:
Cost of revenue:
License and implementation	$1,201	$876	$872

Total included in cost of revenue	1,201	876	872

Operating expenses:
Selling, marketing, general and administrative	4,038	4,859	2,938
Research and development	1,593	1,229	1,665

Total included in operating expenses	5,631	6,088	4,603

Total share-based compensation expense	$6,832	$6,964	$5,475

Included in the non-cash share based compensation expense for the year ended December 31, 2010 is $1.3 million of accelerated non-cash share based compensation expense related to severance agreements. In addition, the Company recorded an immaterial out of period adjustment in 2010.

At December 31, 2011, there was an estimated $12.0 million of total unrecognized compensation costs related to non-cash share based compensation arrangements. These costs will be recognized over a weighted average period of 1.7 years.

Stock Options:

The following is a summary of the Company’s option activity for the year ended December 31, 2011:

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2010	1,858	$10.77
Granted	—	—
Exercised	(264)	7.09
Forfeited	(6)	12.99
Expired	(7)	14.93

Outstanding, December 31, 2011	1,581	$11.35	5.7	$6,131

Exercisable at December 31, 2011	1,552	$11.31	5.7	$6,092

Expected to vest at December 31, 2011	24	$13.56	6.3	$33

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $14.88 and the exercise price of the underlying options.

For the years ended December 31, 2011 and 2010, respectively, the Company did not grant any options. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $0.5 million and $0.4 million, respectively.

Restricted stock units:

The Company has granted restricted stock units under the 2007 plan. Generally, restricted stock units granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. At December 31, 2011, there were 1,153,079 shares related to restricted stock units outstanding and unvested.

A summary of unvested restricted stock as of December 31, 2011, and changes during the year then ended, is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2010	1,242	$7.40
Granted	426	14.13
Vested	(482)	6.67
Forfeited	(33)	9.33

Unvested at December 31, 2011	1,153	$10.13	8.2	$17,157

Expected to vest at December 31, 2011	1,052	$10.19	8.2	$15,657

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $14.88 and the exercise price of the underlying options.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $14.13, $8.94 and $5.32, respectively.

SAR:

The Company has granted SARs under the 2007 plan. The SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. The Company did not grant SARs in 2009.

A summary of SARs as of December 31, 2011, and changes during the year then ended, is as follows:

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2010	748	$10.27
Granted	191	11.42
Exercised	(80)	8.94
Forfeited	(23)	9.92
Expired	—	—

Outstanding, December 31, 2011	836	$10.67	8.8	$3,517

Exercisable at December 31, 2011	200	$10.11	8.6	$952

Expected to vest at December 31, 2011	591	$10.86	8.8	$2,378

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2011 of $14.88 and the exercise price of the underlying SARs.

All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2011 and 2010 are as follows:

	2011	2010
Volatility	61%	53.56% - 55.86%
Risk-free interest rate	2.11%	1.46%-2.34%
Expected option life in years	4.4	4.6
Dividend yield	—	—

The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. We do not anticipate declaring or paying dividends in the foreseeable future, and therefore we used an expected dividend yield of zero in the valuation model. The risk free rate is based on observed interest rates appropriate for the weighted average expected life of the options. The expected option life in years is based on the historical weighted average of the expected lives of similar securities of comparable public entities.

8. Income taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$1,363	$(2,382)	$3,328
State and Foreign	591	222	282

	1,954	(2,160)	3,610
Deferred:
Federal	310	108	(1,563)
State	20	(210)	—

Income tax provision (benefit)	$2,284	$(2,262)	$2,047

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009, respectively, were as follows:

	Year Ended December 31,
	2011	2010	2009
Provision (benefit) at the U.S. federal statutory rate	$3,022	$(1,426)	$2,647
Increase (decrease) resulting from:
State income taxes, net of federal taxes	94	(34)	119
Foreign income taxes, net of federal taxes	—	—	99
Nondeductible expenses	208	126	117
Domestic production activities	(118)	—	(98)
Incremental benefits for tax credits	(878)	(594)	(783)
Change in tax rate/income subject to lower tax rates and other	(44)	(220)	(109)
Change in valuation allowance	—	(114)	55

	$2,284	$(2,262)	$2,047

The Company’s effective tax rate historically has been lower than the statutory rate of 35% largely due to the application of general business tax credits. The Company’s effective tax rate was a provision of 26% and 27% for the years ended December 31, 2011 and 2009, respectively, a benefit of 54% for the year ended December 31, 2010.

In December 2010, Congress passed the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which included the retroactive extension of the R&E tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2010 and extended the R&E tax credit until December 31, 2011. As a result of the retroactive reinstatement of the R&E tax credit, the Company recorded the full benefit of the R&E tax credit in the fourth quarter of 2010.

As of December 31, 2011 and 2010, the Company had an income tax receivable of approximately $5.2 million and $3.6 million, respectively, which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet. As of December 31, 2011 and 2010, the Company had approximately $0.7 million and $0.2 million of foreign tax credits (“FTC”) arising from foreign taxes paid. The Company utilized its FTCs in the current year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Current deferred tax asset:
Accruals not currently deductible	$445	$1,073
Net operating loss	55	—

Total current deferred tax asset	500	1,073

Noncurrent deferred tax asset:
Property and equipment	(1,068)	(433)
Non-cash share based compensation	5,020	4,240
State deferred	—	168
GBC carryforwards	1,061	594
FTC carryforwards	—	188
Other	(12)	—

Total noncurrent deferred tax assets	5,001	4,757
Less: valuation allowance	—	—

Total noncurrent deferred tax assets	5,001	4,757

Total net deferred tax asset	$5,501	$5,830

The current net deferred tax asset and noncurrent net deferred tax asset are classified as prepaids and other current assets, and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.

At December 31, 2011 and 2010, the Company has not recorded a material tax liability with respect to uncertainty in income taxes. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the income tax provision in the accompanying Consolidated Statement of Operations. For the years ended December 31, 2011, 2010 and 2009, the Company did not recognize any interest and penalties. In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2011 and 2010. The Company is subject to U. S. federal income tax examination for the calendar tax years 2007, 2009 and 2010 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.

9. Commitments and contingencies

Litigation:

In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company is not currently involved in any outstanding litigation that it believes, individually or in the aggregate, will have a material adverse effect on its business, results of operations or financial condition.

In September 2010, the Company settled a legal dispute. The litigation and settlement resulted in a 2010 pre-tax charge to operating income of $6.2 million, of which $3.1 million was a reduction of revenue and $3.1 million was an expense, and the release of $4.9 million classified as other current liabilities. The $4.9 million of other current liabilities consisted of $1.1 million of capitalized implementation costs included in other assets, $0.2 million in accounts receivable and $6.1 million of long-term deferred revenue.

Indemnification:

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software solutions infringe a third party’s intellectual property rights. To date, the Company has not incurred any losses as a result of such indemnifications and has not accrued any liabilities related to such obligations in the Company’s Consolidated Financial Statements.

Lease commitments:

The Company leases office space and office equipment under non-cancelable operating leases that expire at various dates through 2016. The Company incurred approximately $1.3 million of total rent expense for the year ended December 31, 2011 and $1.2 million of total rent expense for each of the years ended December 31, 2010 and 2009. As of December 31, 2011, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,
2012	$1,558
2013	1,588
2014	1,581
2015	1,589
2016	1,192
2017 and thereafter	—

Total minimum lease payments	$7,508

The Company had no capital leases at December 31, 2011 and 2010.

In July 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the “Lease Amendment”). The Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage to 83,700. The Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Lease Amendment provides for an early termination at any time after July 31, 2013.

10. Segment and geographic information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates in one segment, pricing and revenue management software. In addition, the Company’s assets are primarily located in its corporate office in the United States. Although the Company sells its pricing and revenue management software to customers in several industries and geographies, the Company does not produce reports for, assess the performance of, or allocate resources to these industries or regions based upon any asset-based metrics, or based upon income or expenses, operating income or net income. Therefore, the Company believes that it operates in one segment.

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

International revenue for the years ended December 31, 2011, 2010 and 2009, amounted to approximately $62.0 million, $42.7 million and $40.5 million, respectively, representing 64%, 60% and 59%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2011, 2010 and 2009. The Company categorizes geographic revenues based on the customer’s headquarters.

	Year Ended December 31,
	2011		2010		2009
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$34,643	36%	$28,326	40%	$28,305	41%
Other	7,863	8%	3,262	5%	3,769	5%

Subtotal	42,506	44%	31,588	44%	32,074	47%
Europe	26,608	28%	16,336	23%	20,598	30%
Asia Pacific	17,788	18%	12,829	18%	10,557	15%
The Middle East	7,275	8%	4,604	6%	3,756	5%
Africa	2,462	3%	5,688	8%	1,798	3%

Total revenue	$96,639	100%	$71,045	100%	$68,783	100%

11. Concentrations of credit risk

For the years ended December 31, 2011, 2010 and 2009, no customer accounted for 10% or more of revenue. For the year ended December 31, 2011, two customers accounted for 10% or more of accounts receivables. These customers accounted for 13% and 10% of accounts receivable.

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

13. Employee retirement savings plan

The Company sponsors the PROS Holdings, Inc. 401(k) Plan. The 401(k) Plan is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. All employees are eligible to participate in the 401(k) Plan following the completion of six consecutive months of service. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. In 2011, the Company reinstated the matching contributions after discontinuing the matching contribution in 2009. Matching contributions by the Company in 2011 totaled $0.3 million.

14. Quarterly results (Unaudited)

The following table presents certain unaudited quarterly financial data for the years ended December 31, 2011 and 2010. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$26,240	$25,208	$23,785	$21,406
Gross profit	$18,988	$18,797	$17,344	$15,073
Income from operations	$2,690	$2,589	$2,080	$1,242
Net income	$2,121	$1,932	$1,441	$856

Net earnings attributable to common stockholders per share:
Basic	$0.08	$0.07	$0.05	$0.03
Diluted	$0.08	$0.07	$0.05	$0.03

	Quarter Ended
(Dollars in thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$20,193	$15,686	$17,839	$17,327
Gross profit	$14,440	$10,402	$13,024	$12,612
(Loss) income from operations	$(299)	$(3,788)	$(966)	$766
Net income (loss)	$631	$(2,405)	$(628)	$471

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.02	$(0.09)	$(0.02)	$0.02
Diluted	$0.02	$(0.09)	$(0.02)	$0.02

15. Subsequent events

The Company accounts for subsequent events by applying general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company does not believe there are any material subsequent events that require disclosure.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Additions charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions	period
Allowance for doubtful accounts (1)
2011	$1,020	$268	$(158)	$1,130
2010	$1,300	$96	$(376)	$1,020
2009	$1,900	$(566)	$(34)	$1,300

Valuation allowance (2)
2011	$—	$—	$—	$—
2010	$178	$—	$(178)	$—
2009	$123	$99	$(44)	$178

(1)	Deductions column represents uncollectible accounts written off, net of recoveries.
(2)	Deductions column represents the utilization of deferred tax assets that previously had a valuation allowance for deferred tax assets.

Exhibit Index

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen certificate for shares of common stock.

10.1(4)	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.

10.2(3)	2007 Equity Incentive Plan and form of stock option agreement.

10.3(4)	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.

10.3.1(4)	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant.

10.5(4)	Registration Rights Agreement, dated May 25, 1999, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and David Samuel Coats.

10.6(4)	Registration Rights Agreement, dated April 13, 2000, by and between Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and Robert Salter.

10.7(3)	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.

10.8(4)	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System.

10.8.1(4)	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System.

10.9*(4)	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy.

10.9.1*(5)	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy.

10.9.2*(5)	Amendment No. 1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy.

10.9.3*(6)	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy.

10.10*(4)	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer.

10.10.1*(4)	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer.

10.11*(3)	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers.

10.12*(7)	Employment Agreement, dated April 24, 2008, by and between PROS Revenue Management L.P. and Andres Reiner – President and Chief Executive Officer.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 27, 2007.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 27, 2008.
(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed June 11, 2007.
(4)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on April 4, 2007.

(5)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 27, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011.
*Constitutes	management contracts or compensatory arrangements