Form 10-Q
period 2012-03-31
PROS Holdings, Inc.
filed 2012-05-08
CIK 1392972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 27,337,577 as of May 3, 2012.

PROS Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

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

PART I. Financial Information

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$70,913	$68,457
Accounts and unbilled receivables, net of allowance of $910 and $1,130, respectively	27,865	33,864
Prepaid and other current assets	8,525	8,353

Total current assets	107,303	110,674
Restricted cash	329	329
Property and equipment, net	5,319	4,703
Other long term assets, net	5,700	5,553

Total assets	$118,651	$121,259

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,717	$4,915
Accrued liabilities	1,118	1,318
Accrued payroll and other employee benefits	2,080	5,139
Deferred revenue	30,732	33,094

Total current liabilities	38,647	44,466
Long-term deferred revenue	2,810	2,850

Total liabilities	41,457	47,316

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,753,002 and 31,432,430 shares issued, respectively,
27,335,417 and 27,014,845 shares outstanding, respectively	32	31
Additional paid-in capital	79,993	77,934
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	11,118	9,927

Total stockholders’ equity	77,194	73,943

Total liabilities and stockholders’ equity	$118,651	$121,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
License and implementation	$17,796	$13,793
Maintenance and support	9,225	7,613

Total revenue	27,021	21,406

Cost of revenue:
License and implementation	5,986	4,623
Maintenance and support	1,935	1,710

Total cost of revenue	7,921	6,333

Gross profit	19,100	15,073

Operating expenses:
Selling, marketing, general and administrative	10,252	7,871
Research and development	6,697	5,960

Income from operations	2,151	1,242
Other income:
Interest income	1	18

Income before income tax provision	2,152	1,260
Income tax provision	961	404

Net income	$1,191	$856

Net earnings per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average number of shares:
Basic	27,166,973	26,594,083
Diluted	28,284,044	27,447,436

Other comprehensive income, net of tax:

Other comprehensive income	—	—

Comprehensive income	$1,191	$856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$1,191	$856
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	427	367
Share-based compensation	2,032	1,756
Excess tax benefits on share-based compensation	(1,395)	(852)
Deferred income tax	—	(201)
Provision for doubtful accounts	(220)	38
Changes in operating assets and liabilities:
Accounts and unbilled receivables	6,219	4,471
Prepaid expenses and other assets	1,040	(203)
Accounts payable	(183)	(706)
Accrued liabilities	(226)	(641)
Accrued payroll and other employee benefits	(3,059)	(669)
Deferred revenue	(2,402)	1,716

Net cash provided by operating activities	3,424	5,932

Investing activities:
Purchases of property and equipment	(1,031)	(697)
Increase in restricted cash	—	(36)
Increase in short-term investment	—	(292)

Net cash used in investing activities	(1,031)	(1,025)

Financing activities:
Exercise of stock options	488	1,066
Excess tax benefits on share-based compensation	1,395	852
Tax withholding related to net share settlement of restricted stock units	(1,820)	(1,171)

Net cash provided by financing activities	63	747

Net increase in cash and cash equivalents	2,456	5,654
Cash and cash equivalents:
Beginning of period	68,457	55,845

End of period	$70,913	$61,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (the “Company”), is a leading global provider of profitability management and optimization software. This software is an emerging category of enterprise applications designed to allow business to make better sales decisions to significantly improve business agility in dynamic markets. The Company offers its large enterprise and mid-market customers secure and scalable software solutions which optimize pricing and product mix on a real-time basis by applying advanced forecasting and optimization technologies to their relevant enterprise and market data. The Company’s software solutions are engineered to work together with existing customer information technology, including private and public cloud environments, and support the real-time, high volume transaction processing and database requirements of some of the world’s largest and most sophisticated businesses. The Company also provides professional services to configure its software solutions to meet the specific integration and process needs of each customer. The Company provides its software solutions to enterprises across a range of industries, including manufacturing, distribution, services and travel.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Use of estimates

The Company’s management prepares the unaudited condensed consolidated financial statements in accordance with GAAP. The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company’s estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company’s critical accounting policies as described in the Company’s Annual Report.

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

Software license and implementation revenue that has been recognized, but for which the Company has not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets.

Internal-use software

Costs incurred to date to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. During the three months ended March 31, 2012, the Company capitalized internal-use software development costs of $0.4 million related to its cloud-based product offerings and $0.3 million related to the implementation of a new enterprise resource planning system. Capitalized software for internal use is included in property and equipment, net in the condensed consolidated balance sheets.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expense in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the period during which the recipient is required to perform service (generally over the vesting period of the awards). To date, the Company has granted Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Market Stock Units (“MSUs”). The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return.

The following table presents the number of awards outstanding for each award type as of March 31, 2012 and December 31, 2011, respectively (in thousands).

Award type	At March 31, 2012	At December 31, 2011
Stock options	1,539	1,581
Restricted stock units	1,331	1,153
Stock appreciation rights	825	836
Market share units	205	—

Stock options, SARs and RSUs vest ratably between three and four years. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two year period ending December 31, 2013 (“performance period”). The MSUs vest on January 1, 2014, and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The fair value of the restricted stock units is based on the closing price of the Company’s stock on the date of grant.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatilities of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the performance period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

The assumptions used to value the MSUs granted during the three months ended March 31, 2012 were as follows:

2012
Volatility	61%
Risk-free interest rate	0.28%
Expected option life in years	1.88
Dividend yield	0

Earnings per share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and SARs or the vesting of share-based awards. Diluted earnings per share reflects the assumed conversion of all dilutive share-based awards using the treasury stock method.

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at March 31, 2012 and December 31, 2011, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification, (“ASC”), 820, “Fair Value Measurement and Disclosure.” The Company’s treasury money market funds have a fair value that is not materially different from its carrying amount.

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

Income taxes

At the end of each interim reporting period, the Company estimates its annual effective tax rate to calculate its income tax provision. The estimated effective tax rate includes U.S. federal, state and foreign income taxes and is based on the application of an estimated annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim reporting periods. The effective tax rate for the three months ended March 31, 2012 and 2011 was 45% and 32%, respectively. The increase in the effective tax rate in three months ended March 31, 2012 compared to the three months ended March 31, 2011 is due primarily to nondeductible share-based compensation expense and the effect of the nonrenewal of the R&E tax credit effective in 2012. The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended March 31, 2012 was due primarily to nondeductible share-based compensation expense.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The Company adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three months ending March 31, 2012 and 2011, the Company did not report other comprehensive income in its unaudited consolidated statements of comprehensive income. In previous periods, the Company has reported cumulative foreign currency translation adjustments in other comprehensive income related to a wholly-owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$1,191	$856

Denominator:
Weighted average shares (basic)	27,167	26,594
Dilutive effect of potential common shares	1,117	853

Weighted average shares (diluted)	28,284	27,447
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and vesting of RSUs. The MSUs are not included in dilutive potential common shares outstanding as they were determined to be antidilutive for the three months ended March 31, 2012. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 413,000 and 960,000 for the three months ended March 31, 2012 and 2011, respectively.

4. Noncash Share-based Compensation

The Company granted 552,300 shares of RSUs with a weighted average grant-date fair value of $19.04 during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company granted 205,000 MSUs with a weighted average grant-date fair value of $26.08 to certain executive officers and non-executive employees. The Company did not grant any stock options or SARs during the three months ended March 31, 2012.

The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Share-based compensation:
Cost of revenue:
License and implementation	$329	$334

Total included in cost of revenue	329	334

Operating expenses:
Selling, marketing, general and administrative	1,268	1,072
Research and development	435	350

Total included in operating expenses	1,703	1,422

Total share-based compensation expense	$2,032	$1,756

In February 2012, the Company increased the number of shares available for issuance by 900,000 to 6,368,000 under an evergreen provision in the Company’s 2007 Equity Incentive Plan (“Plan”). As of March 31, 2012, 665,891 shares remained available for issuance under the Plan. At March 31, 2012, there was an estimated $25.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years.

5. Commitments and Contingencies

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

This management’s discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

Difficult economic conditions. The current global economic conditions continue to be challenging and have had and may continue to have a negative impact on the adoption of pricing and revenue management software and may increase the volatility in our business. Due to the difficult economic conditions, we continue to experience long sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are also facing significant economic crisis and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of growth as well as in recessions, but it is uncertain the extent to which the difficult economic conditions will further affect our business.

•

Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue varies based on the nature and requirements of our contracts. For the substantial majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery because we consider implementation services to be essential to the customers’ usability of our licensed software. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract. In the future, as the market for pricing and margin optimization software evolves and more third party system integrators and resellers independently deploy our software, we believe the nature and scope of our implementation performance obligations will be materially reduced. Such a reduction in our implementation performance obligations would materially impact the timing of recognition of license revenue and results of operations. Our revenue could also vary based on our customer mix and customer geographic location. We sell our solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 60% of our consolidated revenues were derived from customers outside the United States for each of the three months ended March 31, 2012 and 2011, respectively. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•

Income taxes. During the three months ended March 31, 2012, the effective income tax rate was 45% as compared to the federal rate of 34%. The increase in the effective tax rate is due primarily to nondeductible share-based compensation expense. We expect our effective tax rate to be higher than the federal rate in 2012 and 2013. The research and experimentation (“R&E”) tax credit was not reinstated for 2012 and, accordingly, our federal income tax provision for the three months ended March 31, 2012 excludes the effect of the R&E tax credit. If the R&E tax credit is reinstated during 2012, our annual effective tax rate will be favorably impacted, resulting in a reduction to our 2012 tax provision on a cumulative basis.

Results of Operations

Comparison of three months ended March 31, 2012 with three months ended March 31, 2011

Revenue:

	For the Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$17,796	66%	$13,793	64%	$4,003	29%
Maintenance and support	9,225	34%	7,613	36%	1,612	21%

Total	$27,021	100%	$21,406	100%	$5,615	26%

License and implementation. License and implementation revenue increased $4.0 million to $17.8 million for the three months ended March 31, 2012 from $13.8 million for the three months ended March 31, 2011, representing a 29% increase. The increase in license and implementation revenue in the three months ended March 31, 2012 was principally due to a 8% increase in the number of implementations from 78 to 84, and a 33% increase in the average revenue recognized per man-day as compared to the corresponding period of 2011. These increases were offset be a 3% decrease in the number of man-days expended that generated license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.5% and 5.4% of total revenue for the three months ended March 31, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.5% and 1.4% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Maintenance and support. Maintenance and support revenue increased $1.6 million to $9.2 million for the three months ended March 31, 2012 from $7.6 million for the three months ended March 31, 2011, representing a 21% increase. The increase in maintenance and support revenue is principally the result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$5,986	34%	$4,623	34%	$1,363	29%
Cost of maintenance and support	1,935	21%	1,710	22%	225	13%

Total cost of revenue	$7,921	29%	$6,333	30%	$1,588	25%

Gross profit	$19,100	71%	$15,073	70%	$4,027	27%

Cost of license and implementation. Cost of license and implementation increased $1.4 million to $6.0 million for the three months ended March 31, 2012 from $4.6 million for the three months ended March 31, 2011, representing a 29% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.5 million of human resources costs. Human resources costs increased as a result of an increase in headcount to support the increased number of active implementations and salary merit increases. In addition, there was an increase of $0.1 million of travel expense. These increases were partially offset by a decrease of $0.3 million related to a reduction in the use of system integrators.

License and implementation gross margins were 66% for both of the three months ended March 31, 2012 and 2011. License and implementation margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $1.9 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011, representing a 13% increase. The increase in cost of maintenance in the first three months of 2012 when compared to the corresponding period in 2011 is attributable to an increase in expenses associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross margins were 79% for the three months ended March 31, 2012 as compared to 78% for the three months ended March 31, 2011.

Gross profit. Gross profit increased $4.0 million to $19.1 million for the three months ended March 31, 2012 from $15.1 million for the three months ended March 31, 2011, representing a 27% increase. The increase in overall gross profit was attributable to the increase in overall revenue.

Operating expenses:

	For the Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$10,252	38%	$7,871	37%	$2,381	30%
Research and development	6,697	25%	5,960	28%	737	12%

Total operating expenses	$16,949	63%	$13,831	65%	$3,118	23%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $2.4 million to $10.3 million for the three months ended March 31, 2012 from $7.9 million for the three months ended March 31, 2011, representing a 30% increase. The increase was principally due to an increase of $1.5 million in sales, marketing, general and administrative human resources costs and third party contractor expenses as a result of an increase in headcount to support our planned growth objectives. In addition, there was an increase of $0.6 million of marketing expenses resulting from increases in marketing initiatives, an increase of $0.3 million of travel expense and an increase of $0.2 million of overhead and other expenses. These increases were partially offset by a $0.2 million decrease in bad debt expense.

Research and development expenses. Research and development expenses increased $0.7 million to $6.7 million for the three months ended March 31, 2012 from $6.0 million for the three months ended March 31, 2011, representing a 12% increase. The increase was principally attributed to an increase of $0.5 million in human resources costs and third party contractor expenses as a result of increased headcount and salary merit increases. In addition, there was an increase of $0.2 million in overhead costs.

Income tax provision:

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	45%	32%	n/a	13%
Income tax provision	$961	$404	$557	138%

Income tax provision. Our income tax provision increased $0.6 million to $1.0 million for the three months ended March 31, 2012 from $0.4 million for the three months ended March 31, 2011. The effective tax rate was 45% and 32% for the three months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate is due primarily to nondeductible share-based compensation expense and the effect of the nonrenewal of the R&E tax credit effective in 2012.

Liquidity and Capital Resources

Liquidity

At March 31, 2012, we had $70.9 million of cash and cash equivalents and $68.6 million of working capital as compared to $68.5 million of cash and cash equivalents and $66.2 million of working capital at December 31, 2011. Our principal source of liquidity is our cash and cash equivalents. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. However, at some future date we may need to seek additional sources of capital to meet our requirements. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may need to raise additional funds through equity or debt financings. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our stockholders and interest expense. At March 31, 2012, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$3,424	$5,932
Net cash used in investing activities	(1,031)	(1,025)
Net cash provided by financing activities	63	747
Cash and cash equivalents (beginning of period)	68,457	55,845
Cash and cash equivalents (end of period)	$70,913	$61,499

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $3.4 million, which represents a decrease of $2.5 million when compared to the corresponding period in 2011. In the first quarter of 2012, our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefits on share-based compensation and share-based compensation; and (ii) changes in our working capital. The decrease in net cash provided by operating activities in the first three months of 2012 as compared to the corresponding period in 2011 was due to net decreases of $0.3 million in non-cash expenses and a decrease of $2.5 million attributed to changes in operating assets and liabilities, which are composed of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued expenses, accrued liabilities and accrued payroll and deferred revenue. These decreases were partially offset by an increase in net earnings of $0.3 million.

Net cash used in investing activities. Net cash flow used in investing activities was $1.0 million for both the three months ended March 31, 2012 and 2011. The net cash used in investing activities is primarily the result of purchases of software, computer and equipment.

Net cash provided by financing activities. Net cash flow provided by financing activities was $0.1 million for the three months ended March 31, 2012 compared to net cash flow provided by financing activities of $0.7 million for the three months ended March 31, 2011. The decrease is primarily the result of a tax withholding related to net share settlement of restricted stock units offset by the excess tax benefits on share-based compensation and the exercise of stock options and SARs.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on SEC Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. We adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three months ending March 31, 2012 and 2011, we did not report other comprehensive income in our unaudited consolidated statements of comprehensive income. In previous periods, we have reported foreign currency translation adjustments in other comprehensive income related to a wholly owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2012 would have resulted in a $0.2 million loss. Fluctuations in currency exchange rates could harm our results of operations in the future. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2012. Based on our evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We are in the process of implementing the financial management and reporting modules of a new enterprise resource planning (“ERP”) system on a company-wide basis. During the three months ended March 31, 2012, we implemented the financial reporting, fixed assets, time-keeping, accounts receivable and accounts payable modules. The implementation of these ERP modules represents a change in internal control over financial reporting. Once the implementation is completed, we believe our internal control over financial reporting will be enhanced. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods. We believe during the periods of implementation we have maintained effective internal control over financial reporting.

Other than the internal controls affected by the implementation of the ERP components, there have been no changes in, our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success is highly dependent upon our ability to sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. If we are unable to market and sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions will achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:

•	it may be more difficult than we currently anticipate to implement our software solutions in our target industries;

•	it may be more difficult than we currently anticipate to increase our customer base in our target industries; and

•	it may take more time than we currently anticipate to train our personnel in the implementation of our software solutions in our target industries

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2012, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other information.

None.

ITEM 6. EXHIBITS.

Number	Description
10.13	Form of Market Stock Unit Agreement under the PROS Holdings, Inc. 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

Date: May 8, 2012	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)