Form 10-Q
period 2012-06-30
PROS Holdings, Inc.
filed 2012-08-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to     .

Commission File Number: 001-33554
______________________________________________________
PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)___________________________________________________

Delaware	76-0168604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900 Houston TX	77002
(Address of Principal Executive Offices)	(Zip Code)

(713)-335-5151
Registrant's telephone number, including area code

____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if changed Since Last Report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 27,409,320 as of July 30, 2012.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$71,162	$68,457
Accounts and unbilled receivables, net of allowance of $860 and $1,130, respectively	36,528	33,864
Prepaid and other current assets	3,922	8,353
Total current assets	111,612	110,674
Restricted cash	329	329
Property and equipment, net	7,995	4,703
Other long term assets, net	5,826	5,553
Total assets	$125,762	$121,259
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,600	$4,915
Accrued liabilities	1,462	1,318
Accrued payroll and other employee benefits	4,546	5,139
Deferred revenue	33,663	33,094
Total current liabilities	42,271	44,466
Long-term deferred revenue	3,126	2,850
Total liabilities	45,397	47,316
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 31,825,187 and 31,432,430 shares issued, respectively; 27,407,602 and 27,014,845 shares outstanding, respectively	32	31
Additional paid-in capital	82,169	77,934
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	12,113	9,927
Total stockholders’ equity	80,365	73,943
Total liabilities and stockholders’ equity	$125,762	$121,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
License and implementation	$18,176	$15,082	$35,972	$28,875
Maintenance and support	9,958	8,703	19,183	16,316
Total revenue	28,134	23,785	55,155	45,191
Cost of revenue:
License and implementation	5,540	4,765	11,543	9,447
Maintenance and support	1,960	1,643	3,895	3,353
Total cost of revenue	7,500	6,408	15,438	12,800
Gross profit	20,634	17,377	39,717	32,391
Operating expenses:
Selling, marketing, general and administrative	11,883	9,115	22,140	16,986
Research and development	6,772	6,149	13,469	12,109
Income from operations	1,979	2,113	4,108	3,296
Other income (expense), net:
Other income(expense), net	(129)	(21)	(106)	56
Income before income tax provision	1,850	2,092	4,002	3,352
Income tax provision	855	651	1,816	1,055
Net income	$995	$1,441	$2,186	$2,297
Net earnings per share:
Basic	$0.04	$0.05	$0.08	$0.09
Diluted	$0.04	$0.05	$0.08	$0.08
Weighted average number of shares:
Basic	27,375,429	26,829,158	27,271,201	26,711,621
Diluted	28,337,143	27,828,209	28,303,760	27,615,189
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income	$995	$1,441	$2,186	$2,297
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$2,186	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	938	782
Share-based compensation	4,472	3,361
Excess tax benefits on share-based compensation	(1,669)	(1,241)
Provision for doubtful accounts	(257)	—
Other noncash	—	(2)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,407)	2,547
Prepaid expenses and other assets	5,811	(378)
Accounts payable	(2,465)	1,263
Accrued liabilities	979	(416)
Accrued payroll and other employee benefits	(1,464)	1,332
Deferred revenue	845	(923)
Net cash provided by operating activities	6,969	8,622
Investing activities:
Purchases of property and equipment	(4,079)	(1,310)
Increase in restricted cash	—	(36)
Increase in short-term investment	—	73
Net cash used in investing activities	(4,079)	(1,273)
Financing activities:
Exercise of stock options	510	1,563
Excess tax benefits on share-based compensation	1,669	1,241
Tax withholding related to net share settlement of restricted stock units	(2,364)	(1,602)
Net cash (used in) provided by financing activities	(185)	1,202
Net increase in cash and cash equivalents	2,705	8,551
Cash and cash equivalents:
Beginning of period	68,457	55,845
End of period	$71,162	$64,396
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012. Prior period realized and unrealized foreign currency transaction gains and losses in the unaudited condensed consolidated statements of comprehensive income have been reclassified for all periods presented to conform to the current period presentation. Previously, these amounts were recorded in cost of license and implementation revenue. Such reclassifications did not affect total revenues or net income and were not material to the financial statements. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes non-software related hosting services. The Company’s arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonable assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage independent contractors to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

The Company’s software license arrangements typically include implementation services that can be considered essential to the customer’s usability of the licensed software solutions and therefore new perpetual software license revenue is generally recognized with the implementation services using the percentage-of-completion method. The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. The Company measures performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

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

For multiple-element arrangements that contain software and non-software elements such as the Company's hosting service offerings, we allocate revenue between the software and software related elements as a group and any non-software elements based on a relative fair value allocation.  We determine fair value for each deliverable using this hierarchy and utilize VSOE of fair value if it exists.

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Internal-use software

Costs incurred to date to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. During the three and six months ended June 30, 2012, the Company capitalized internal-use software development costs of $0.5 million and $0.8 million, respectively, related to its cloud-based product offerings and $0.1 million and $0.6 million, respectively, related to the implementation of a new enterprise resource planning system. Prior to 2012, the Company did not have any costs to capitalize related to internal-use software. Capitalized software for internal use is included in property and equipment, net in the condensed consolidated balance sheets.

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

The following table presents the number of awards outstanding for each award type as of June 30, 2012 and December 31, 2011, respectively (in thousands).

Award type	June 30, 2012	December 31, 2011
Stock options	1,537	1,581
Restricted stock units	1,251	1,153
Stock appreciation rights	808	836
Market share units	205	—
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

The Company did not grant any MSUs in 2011 or in the three months ended June 30, 2012.

The assumptions used to value the MSUs granted during the six months ended June 30, 2012 were as follows:

For the Six Months Ended June 30, 2012
Volatility	61%
Risk-free interest rate	0.28%
Expected option life in years	1.88
Dividend yield	—

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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at both June 30, 2012 and December 31, 2011, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification, (“ASC”), 820, “Fair Value Measurement and Disclosure.”

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

Income taxes

At the end of each interim reporting period, the Company estimates its annual effective tax rate to calculate its income tax provision. The estimated effective tax rate includes U.S. federal, state and foreign income taxes and is based on the application of an estimated annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim reporting periods. The effective tax rate for the three and six months ended June 30, 2012 was 46% and 45%, respectively. The effective tax rate for the three and six months ended June 30, 2011 was 31%. The increase in the effective tax rate in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is due primarily to nondeductible share-based compensation expense and the effect of the nonrenewal to date of the R&E tax credit effective in 2012. The difference between the effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2012 was due primarily to nondeductible share-based compensation expense.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The Company adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three and six months ended June 30, 2012 and 2011, the Company did not report other comprehensive income in its unaudited consolidated statements of comprehensive income. In previous periods, the Company has reported cumulative foreign currency translation adjustments in other comprehensive income related to a wholly-owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$995	$1,441	$2,186	$2,297
Denominator:
Weighted average shares (basic)	27,375	26,829	27,271	26,712
Dilutive effect of potential common shares	962	999	1,033	903
Weighted average shares (diluted)	28,337	27,828	28,304	27,615
Basic earnings per share	$0.04	$0.05	$0.08	$0.09
Diluted earnings per share	$0.04	$0.05	$0.08	$0.08

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and vesting of RSUs. The MSUs are not included in dilutive potential common shares outstanding as they were determined to be antidilutive for the three and six months ended June 30, 2012. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 722,247 and 581,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately 528,392 and 895,000 for the six months ended June 30, 2012 and 2011.

4. Noncash Share-based Compensation

The Company has two non-cash share based compensation plans; the 1999 Equity Incentive Plan ("1999 Stock Plan") and the 2007 Equity Incentive Plan ("2007 Stock Plan").

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 48,497 shares of the Company’s common stock under the 1999 Stock Plan on June 30, 2012.

2007 Stock Plan. Under the 2007 Stock Plan, the Company is authorized to grant awards to the Company's employees, officers, directors and other individuals providing services to the Company or any of its affiliates. The 2007 Stock Plan has an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares (ii) 900,000 shares or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors.

During the three months ended June 30, 2012, the Company granted 31,500 shares of RSUs to certain non-executive employees. These units vest over four years, convert to shares of common stock upon certain triggering events, and carried a weighted average grant-date fair value of $15.25. The Company did not grant any MSUs, stock options or SARs during the three months ended June 30, 2012.

During the six months ended June 30, 2012, the Company granted 583,800 shares of RSUs with a weighted average grant-date fair value of $18.83. During the six months ended June 30, 2012, the Company granted 205,000 shares of MSUs to certain executive officers and non-executive employees. These units vest on January 1, 2014, convert to shares of common stock upon certain triggering events and carried a weighted average grant-date fair value of $26.08 upon their issuance. The Company did not grant any stock options or SARs during the six months ended June 30, 2012.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation:
Cost of revenue:
License and implementation	$301	$278	$630	$612
Total included in cost of revenue	301	278	630	612
Operating expenses:
Selling, marketing, general and administrative	1,636	932	2,904	2,004
Research and development	503	395	938	745
Total included in operating expenses	2,139	1,327	3,842	2,749
Total share-based compensation expense	$2,440	$1,605	$4,472	$3,361

In February 2012, the Company increased the number of shares available for issuance by 900,000 to 6,368,000 under the evergreen provision in the 2007 Stock Plan. As of June 30, 2012, 686,482 shares remained available for issuance under the 2007 Stock Plan. At June 30, 2012, there was an estimated $23.5 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

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

6. Subsequent Events

On July 2, 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a $50.0 million secured Credit Agreement (the "Revolver") with Wells Fargo Bank, N.A. (“Wells Fargo”).

The Revolver is for a five year term, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company’s material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's availability under the revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default.

Debt issuance costs of $0.3 million incurred related to the Revolver will be carried in other long term assets and amortized to interest expense over the life of the Revolver.

As of August 2, 2012, the Company had no outstanding borrowings under the Revolver.

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

Overview

We are a leading provider of enterprise pricing and revenue management software to enterprises across a range of industries, including manufacturing, distribution, services and travel. These products are an emerging category of enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices. Enterprises use our software to gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software incorporates advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using pricing algorithms, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price, as well as data from traditional enterprise applications—often augmenting it with real-time and historical data and external data sources. Our high performance software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure, integrate and customize our solutions to meet the specific pricing needs of each customer.

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

•
Growth opportunities. We believe the market for pricing and revenue management software is underpenetrated. Market interest for our software has increased over the past several years providing us with a growth opportunity. We are investing in our businesses to more effectively address these opportunities through significant investment in research and development, sales, marketing and back office. In addition to organic growth, we may acquire companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

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

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the substantial majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our revenue could also vary based on our customer mix and customer geographic location. We sell our solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 61% and 66% of our consolidated revenues were derived from customers outside the United States for each of the three months ended June 30, 2012 and 2011, respectively, and approximately 61% and 63% of our consolidated revenues were derived from customers outside the United States for each of the six months ended June 30, 2012 and 2011, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. During the three and six months ended June 30, 2012, the effective income tax rate was 46% and 45% as compared to the federal rate of 34%. The increase in the effective tax rate is due primarily to nondeductible share-based compensation expense. We expect our effective tax rate to be higher than the federal rate in 2012 and 2013. The research and experimentation (“R&E”) tax credit has not been reinstated for 2012 and, accordingly, our federal income tax provision for the three and six months ended June 30, 2012 excludes the effect of the R&E tax credit. If the R&E tax credit is reinstated during 2012, our annual effective tax rate will be favorably impacted, resulting in a reduction to our 2012 tax provision on a cumulative basis.

Results of Operations

Comparison of three months ended June 30, 2012 with three months ended June 30, 2011

Revenue:

	For the Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$18,176	65%	$15,082	63%	$3,094	21%
Maintenance and support	9,958	35%	8,703	37%	1,255	14%
Total	$28,134	100%	$23,785	100%	$4,349	18%

License and implementation. License and implementation revenue increased $3.1 million to $18.2 million for the three months ended June 30, 2012 from $15.1 million for the three months ended June 30, 2011, representing a 21% increase. The increase in license and implementation revenue in the three months ended June 30, 2012 was principally due to a 6% increase in the number of implementations from 80 to 85, and a 33% increase in the average revenue recognized per man-day as compared to the corresponding period of 2011. These increases were offset by a 10% decrease in the number of man-days expended that generated license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 4.6% and 7.1% of total revenue for the three months ended June 30, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.9% and 2.6% of total revenue for the three months ended June 30, 2012 and 2011, respectively.

Maintenance and support. Maintenance and support revenue increased $1.3 million to $10.0 million for the three months ended June 30, 2012 from $8.7 million for the three months ended June 30, 2011, representing a 14% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Related Revenue	Amount	As a Percentage of Related Revenue	Variance $	Variance %
Cost of license and implementation	$5,540	30%	$4,765	32%	$775	16%
Cost of maintenance and support	1,960	20%	1,643	19%	317	19%
Total cost of revenue	$7,500	27%	$6,408	27%	$1,092	17%
Gross profit	$20,634	73%	$17,377	73%	$3,257	19%

Cost of license and implementation. Cost of license and implementation increased $0.8 million to $5.5 million for the three months ended June 30, 2012 from $4.8 million for the three months ended June 30, 2011, representing a 16% increase. The increase in cost of license and implementation is principally attributable to an increase of $0.4 million of human resource costs. Human resources costs, which include our personnel and contractors, increased as a result of an increase in headcount needed to support the increased number of active implementations and salary merit increases. In addition, there was an increase of $0.2 million of hosting expenses and an increase of $0.2 million of travel expense.

License and implementation gross profit percentages were 70% for the three months ended June 30, 2012 as compared to 68% for the three months ended June 30, 2011. The increase in license and implementation gross profit percentages was principally the result of a 21% increase in license and implementation revenue. License and implementation gross profit percentages can vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.3 million to $2.0 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011, representing a 19% increase. The increase in cost of maintenance and support in the three months ended June 30, 2012 when compared to the corresponding period in 2011 is attributable to an increase of $0.3 million of human resources costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross profit percentages were 80% for the three months ended June 30, 2012 as compared to 81% for the three months ended June 30, 2011.

Gross profit. Gross profit increased $3.3 million to $20.6 million for the three months ended June 30, 2012 from $17.4 million for the three months ended June 30, 2011, representing a 19% increase. The increase in overall gross profit was attributable to an 18% increase in total revenue.

Operating expenses:

	For the Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$11,883	42%	$9,115	38%	$2,768	30%
Research and development	6,772	24%	6,149	26%	623	10%
Total operating expenses	$18,655	66%	$15,264	64%	$3,391	22%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $2.8 million to $11.9 million for the three months ended June 30, 2012 from $9.1 million for the three months ended June 30, 2011, representing a 30% increase. The increase was principally due to an increase of $2.2 million in sales, marketing, general and administrative human resources costs, which includes third party contractor expenses, as a result of an increase in headcount to support our planned growth objectives and salary merit increases. Included in the increase in human resources costs is an increase of $0.7 million of non-cash share based compensation as a result of equity awards being granted. In addition, there was an increase of $0.3 million of overhead and other expenses, an increase of $0.1 million of consultants fees related to the implementation of a new enterprise resource planning system, an increase of $0.1 million of third party recruiting fees, and an increase of $0.1 million of travel expenses.

Research and development expenses. Research and development expenses increased $0.6 million to $6.8 million for the three months ended June 30, 2012 from $6.1 million for the three months ended June 30, 2011, representing a 10% increase. The increase was principally attributed to an increase of $0.7 million in human resources costs, which includes third party contractor expenses, as a result of increased headcount to support work on new projects and initiatives, and salary merit increases. These amounts were partially offset by a decrease of $0.2 million in other expenses.

Other income (expense), net:

	For the Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Interest income	$1	—%	$12	—%	$(11)	(92)%
Foreign currency exchange losses	(130)	—%	(33)	—%	(97)	nm
Other income (expense), net	$(129)	—%	$(21)	—%	$(108)	nm

Other income (expense), net. Other income (expense), net consists of interest income on our cash and cash equivalents and foreign currency exchange losses on transactions denominated in currencies other than the functional currency. Foreign currency exchange losses increased by $0.1 million during the three months ended June 30, 2012 primarily due to unrealized foreign currency exchange losses from the revaluation of accounts receivable balances denominated in foreign currencies that weakened relative to the U.S. dollar during the second quarter of 2012.

Income tax provision:

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	46%	31%	n/a	15%
Income tax provision	$855	$651	$204	31%

Income tax provision. Our income tax provision increased $0.2 million to $0.9 million for the three months ended June 30, 2012 from $0.7 million for the three months ended June 30, 2011. Our effective tax rates were 46% and 31% for the three months ended June 30, 2012 and 2011, respectively. The increase in our effective tax rate in the three months ended June 30, 2012 is due primarily to nondeductible share-based compensation expense and the impact of the nonrenewal of the R&E tax credit in 2012.

Comparison of six months ended June 30, 2012 with six months ended June 30, 2011

Revenue:

	For the Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$35,972	65%	$28,875	64%	$7,097	25%
Maintenance and support	19,183	35%	16,316	36%	2,867	18%
Total	$55,155	100%	$45,191	100%	$9,964	22%

License and implementation. License and implementation revenue increased $7.1 million to $36.0 million for the six months ended June 30, 2012 from $28.9 million for the six months ended June 30, 2011, representing a 25% increase. The increase in license and implementation revenue in the six months ended June 30, 2012 was principally due to a 6% increase in the number of implementations from 89 to 94, and a 34% increase in the average revenue recognized per man-day as compared to the corresponding period of 2011. These increases were offset by an 8% decrease in the number of man-days expended that generated license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.0% and 6.8% of total revenue for the six months ended June 30, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.7% and 2.0% of total revenue for the six months ended June 30, 2012 and 2011, respectively.

Maintenance and support. Maintenance and support revenue increased $2.9 million to $19.2 million for the six months ended June 30, 2012 from $16.3 million for the six months ended June 30, 2011, representing an 18% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$11,543	32%	$9,447	33%	$2,096	22%
Cost of maintenance and support	3,895	20%	3,353	21%	542	16%
Total cost of revenue	$15,438	28%	$12,800	28%	$2,638	21%
Gross profit	$39,717	72%	$32,391	72%	$7,326	23%

Cost of license and implementation. Cost of license and implementation increased $2.1 million to $11.5 million for the six months ended June 30, 2012 from $9.4 million for the six months ended June 30, 2011, representing a 22% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.5 million of human resource costs. Human resources costs, which include our personnel and contractors, increased as a result of an increase in headcount to support the increased number of active implementations and salary merit increases. In addition, there was an increase of $0.3 million of travel expense and an increase of $0.2 million of hosting expenses.

License and implementation gross profit percentages were 68% for the six months ended June 30, 2012 and 67% for the six months ended June 30, 2011. License and implementation gross profit percentages may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $3.9 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011, representing a 16% increase. The increase in cost of maintenance in the first six months of 2012 when compared to the corresponding period in 2011 is attributable to an increase of $0.4 million of human resources costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross profit percentages were 80% for the six months ended June 30, 2012 as compared to 79% for the six months ended June 30, 2011.

Gross profit. Gross profit increased $7.3 million to $39.7 million for the six months ended June 30, 2012 from $32.4 million for the six months ended June 30, 2011, representing a 23% increase. The increase in overall gross profit was attributable to a 22% increase in total revenue.

Operating expenses:

	For the Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$22,140	40%	$16,986	38%	$5,154	30%
Research and development	13,469	24%	12,109	27%	1,360	11%
Total operating expenses	$35,609	65%	$29,095	64%	$6,514	22%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $5.2 million to $22.1 million for the six months ended June 30, 2012 from $17.0 million for the six months ended June 30, 2011, representing a 30% increase. The increase was principally due to an increase of $3.4 million in sales, marketing, general and administrative human resources costs, which includes third party contractor expenses, as a result of an increase in headcount to support our planned growth objectives and salary merit increases for existing personnel. Included in the increase in human resources costs is an increase of $0.9 million of non-cash share based compensation as a result of equity awards being granted. In addition, there was an increase of $0.4 million of marketing expenses resulting from increases in marketing initiatives, an increase of $0.4 million of travel expenses, an increase of $0.4 million in third party recruiting expenses, an increase of $0.3 million of consultants fees related to the implementation of a new enterprise resources planning system and an increase of $0.3 million of overhead and other expenses. These increases were partially offset by a $0.2 million decrease in bad debt expense.

Research and development expenses. Research and development expenses increased $1.4 million to $13.5 million for the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011, representing a 11% increase. The increase was principally attributed to an increase of $1.2 million in human resources costs, which includes third party contractor expenses, as a result of an increase headcount to support the work on new projects and initiatives and salary merit increases for existing personnel. Included in the human resources costs is an increase of $0.2 million of non-cash share based compensation as a result of equity awards being granted. In addition, there was an increase of $0.2 million of other expenses.

Other income (expense), net:

	For the Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Interest income	$3	—%	$30	—%	$(27)	(90)%
Foreign currency exchange (loss)/gain	(109)	—%	26	—%	(135)	nm
Other income (expense), net	$(106)	—%	$56	—%	$(162)	nm
Other income (expense), net. Other income (expense) consists of interest income on our cash and cash equivalents and foreign currency exchange losses on transactions denominated in currencies other than the functional currency. Foreign currency exchange losses increased by $0.1 million during the six months ended June 30, 2012 primarily due to unrealized foreign currency exchange losses from the revaluation of accounts receivable balances denominated in foreign currencies that weakened relative to the U.S. dollar predominately during the second quarter of 2012.

Income tax provision:

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	45%	31%	n/a	14%
Income tax provision	$1,816	$1,055	$761	72%

Income tax provision. Our income tax provision increased $0.8 million to $1.8 million for the six months ended June 30, 2012 from $1.1 million for the six months ended June 30, 2011. Our effective tax rates were 45% and 31% for the six months ended June 30, 2012 and 2011, respectively. The increase in our effective tax rate in the six months ended June 30, 2012 is due primarily to nondeductible share-based compensation expense and the impact of the nonrenewal of the R&E tax credit in 2012.

Liquidity and Capital Resources

Liquidity

At June 30, 2012, we had $71.2 million of cash and cash equivalents and $69.3 million of working capital as compared to $68.5 million of cash and cash equivalents and $66.2 million of working capital at December 31, 2011. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our credit facility. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances, availability under our revolving line of credit and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may need to raise additional funds through equity or debt financings. At June 30, 2012, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$6,969	$8,622
Net cash used in investing activities	(4,079)	(1,273)
Net cash (used in) provided by financing activities	(185)	1,202
Cash and cash equivalents (beginning of period)	68,457	55,845
Cash and cash equivalents (end of period)	$71,162	$64,396

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $7.0 million, which represents a decrease of $1.7 million when compared to the corresponding period in 2011. For the six months ended June 30, 2012, our cash flows from operations were derived principally from our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefits on share-based compensation and share-based compensation and changes in our working capital. The decrease in net cash provided by operating activities for the six months ended June 30, 2012 as compared to the corresponding period in 2011 was due to a decrease of $2.1 million attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue. This decrease was partially offset by an increase of $0.6 million of non-cash expense and an increase of $0.1 million of net income. Included in our changes in operating assets and liabilities in 2012 was $5.1 million of cash provided from a tax refund received in second quarter.

Net cash used in investing activities. Net cash flow used in investing activities was $4.1 million for six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011. The net cash used in investing activities is primarily the result of infrastructure investments and facility costs.

Net cash provided by financing activities. Net cash flow used in financing activities was $0.2 million for the six months ended June 30, 2012 compared to net cash flow provided by financing activities of $1.2 million for the six months ended June 30, 2011. The decrease is primarily the result of tax withholdings related to net share settlements of restricted stock units offset by the excess tax benefits on the vesting of restricted stock units and the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Revolving credit line

On July 2, 2012, we, through our wholly owned operating subsidiary, PROS, Inc., entered into a $50.0 million Revolver with Wells Fargo.

The Revolver is for a five year term, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.50% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of our material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event our availability under the revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default.

    Debt issuance costs of $0.3 million incurred related to the Revolver will be carried in other long term assets and amortized to interest expense over the life of the Revolver.

There were no outstanding borrowings under the Revolver as of July 31, 2012.

Other than as described above, there have been no material changes to our contractual obligations and commitments as disclosed in our Annual Report on SEC Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. We adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three and six months ending June 30, 2012 and 2011, we did not report other comprehensive income in our unaudited consolidated statements of comprehensive income. In previous periods, we have reported foreign currency translation adjustments in other comprehensive income related to a wholly owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2012 would have resulted in a $0.3 million loss. In addition, the Company has operating subsidiaries in the United Kingdom and Germany. However, due to the relative low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company’s exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under the Company’s Revolver. As of July 31, 2012, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2012. Based on our evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We are in the process of implementing the financial management and reporting modules of a new enterprise resource planning (“ERP”) system on a company-wide basis. During the three months ended June 30, 2012, we implemented the revenue recognition module. The implementation of this ERP module represents a change in internal control over financial reporting. Once the implementation is completed, we believe our internal control over financial reporting will be enhanced. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods. We believe during the periods of implementation we have maintained effective internal control over financial reporting.

Other than the internal controls affected by the implementation of the ERP components, there have been no changes in, our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our debt level may limit our future financial and operating flexibility.

The amount of our future debt could have significant effects on our operations, including, among other things:

•	a substantial portion of our cash flow could be dedicated to the payment of principal and interest on our future debt and may not be available for other general corporate purposes;

•
covenants contained in our Revolver require us to meet financial tests in the event that our availability under the revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default, that may adversely affect our flexibility in planning for and reacting to changes in our business;

•	we may be at a competitive disadvantage relative to similar companies that have less debt; and

•	increase our vulnerability to adverse economic and industry conditions.

         In addition, the Revolver include covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. These and other covenants in our current agreement may restrict our ability to fully pursue our business strategies and adversely affect our growth prospects. Our ability to comply with such covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2012, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other information.

None.

ITEM 6. EXHIBITS.

Number	Description

10.14(1)	Credit Agreement between PROS, Inc. and Wells Fargo Bank, National Association dated July 2, 2012

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

(1)	Incorporated by reference to our Current Report on Form 8-K dated July 9, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.
Date: August 2, 2012	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)