Form 10-Q
period 2012-09-30
PROS Holdings, Inc.
filed 2012-11-01
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 27,457,781 as of October 29, 2012.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2012

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$72,644	$68,457
Accounts and unbilled receivables, net of allowance of $860 and $1,130, respectively	46,953	33,864
Prepaid and other current assets	4,816	8,353
Total current assets	124,413	110,674
Restricted cash	329	329
Property and equipment, net	10,698	4,703
Other long term assets, net	5,708	5,553
Total assets	$141,148	$121,259
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,931	$4,915
Accrued liabilities	3,881	1,667
Accrued payroll and other employee benefits	5,913	4,790
Deferred revenue	37,957	33,094
Total current liabilities	53,682	44,466
Long-term deferred revenue	2,774	2,850
Total liabilities	56,456	47,316
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 31,872,766 and 31,432,430 shares issued, respectively; 27,455,181 and 27,014,845 shares outstanding, respectively	32	31
Additional paid-in capital	85,139	77,934
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	13,470	9,927
Total stockholders’ equity	84,692	73,943
Total liabilities and stockholders’ equity	$141,148	$121,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License and implementation	$19,494	$16,560	$55,466	$45,435
Maintenance and support	10,419	8,648	29,602	24,964
Total revenue	29,913	25,208	85,068	70,399
Cost of revenue:
License and implementation	6,547	4,755	18,090	14,221
Maintenance and support	2,122	1,578	6,017	4,931
Total cost of revenue	8,669	6,333	24,107	19,152
Gross profit	21,244	18,875	60,961	51,247
Operating expenses:
Selling, marketing, general and administrative	12,383	9,352	34,524	26,320
Research and development	7,049	6,843	20,518	18,952
Income from operations	1,812	2,680	5,919	5,975
Other (expense) income, net	(15)	(90)	(121)	(33)
Income before income tax provision	1,797	2,590	5,798	5,942
Income tax provision	441	658	2,256	1,713
Net income	$1,356	$1,932	$3,542	$4,229
Net earnings per share:
Basic	$0.05	$0.07	$0.13	$0.16
Diluted	$0.05	$0.07	$0.13	$0.15
Weighted average number of shares:
Basic	27,426,269	26,928,195	27,322,940	26,783,812
Diluted	28,362,582	27,842,057	28,320,181	27,689,804
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income	$1,356	$1,932	$3,542	$4,229
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$3,542	$4,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,546	1,189
Share-based compensation	6,962	5,008
Excess tax benefits on share-based compensation	(1,715)	(1,241)
Tax benefit from share-based compensation	1,621	1,210
Deferred income tax	344	(521)
Provision for doubtful accounts	(257)	(2)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(12,832)	(336)
Prepaid expenses and other assets	3,276	(2,027)
Accounts payable	137	2,087
Accrued liabilities	2,334	326
Accrued payroll and other employee benefits	1,123	1,875
Deferred revenue	4,788	(712)
Net cash provided by operating activities	10,869	11,085
Investing activities:
Purchases of property and equipment	(6,769)	(1,932)
Increase in restricted cash	—	(36)
Increase in short-term investment	—	73
Net cash used in investing activities	(6,769)	(1,895)
Financing activities:
Exercise of stock options	1,033	1,737
Excess tax benefits on share-based compensation	1,715	1,241
Tax withholding related to net share settlement of restricted stock units	(2,411)	(1,610)
Debt issuance costs related to credit facility	(250)	—
Net cash provided by financing activities	87	1,368
Net increase in cash and cash equivalents	4,187	10,558
Cash and cash equivalents:
Beginning of period	68,457	55,845
End of period	$72,644	$66,403
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012. Prior period realized and unrealized foreign currency transaction gains and losses in the unaudited condensed consolidated statements of comprehensive income have been reclassified for all periods presented to conform to the current period presentation. Previously, these amounts were recorded in cost of license and implementation revenue. Such reclassifications were insignificant and did not affect net income. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Internal-use software

Costs incurred to date to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. During the three and nine months ended September 30, 2012, the Company capitalized internal-use software development costs of $0.6 million and $1.4 million, respectively, related to its cloud-based offerings and approximately $35,000 and $0.4 million, respectively, related to the implementation of a new enterprise resource planning system. Prior to 2011, the Company did not have any costs to capitalize related to internal-use software. Capitalized software for internal use is included in property and equipment, net in the condensed consolidated balance sheets.

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

The following table presents the number of shares or units outstanding for each award type as of September 30, 2012 and December 31, 2011, respectively (in thousands).

Award type	September 30, 2012	December 31, 2011
Stock options	1,498	1,581
Restricted stock units	1,250	1,153
Stock appreciation rights	800	836
Market share units	205	—
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

The Company did not grant any MSUs in 2011 or in the three months ended September 30, 2012.

The assumptions used to value the MSUs granted during the nine months ended September 30, 2012 were as follows:

For the Nine Months Ended September 30, 2012
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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at both September 30, 2012 and December 31, 2011, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification, (“ASC”), 820, “Fair Value Measurement and Disclosure.”

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

Income taxes

At the end of each interim reporting period, the Company estimates its annual effective tax rate to calculate its income tax provision. The estimated effective tax rate includes U.S. federal, state and foreign income taxes and is based on the application of an estimated annual income tax rate applied to the current quarter’s year-to-date pre-tax income. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim reporting periods. The effective tax rate for the three and nine months ended September 30, 2012 was 25% and 39%, respectively. The effective tax rate for the three and nine months ended September 30, 2011 was 25% and 29%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three ended September 30, 2012 was due primarily to a rate decrease of 21% from a discrete tax provision amount recorded in the third quarter of 2012 primarily related to a favorable return-to-provision adjustment attributable to higher than expected research and development tax credits in 2011, partially offset by a rate increase of 8% attributable to nondeductible share-based compensation expense. The difference between the effective tax rate and the federal statutory rate for the nine months ended September 30, 2012 was due to a rate increase of 8% attributable to nondeductible share-based compensation expense, offset by a rate decrease of 6% primarily related to the favorable return-to-provision adjustment. The effective tax rates in 2011 were lower than the statutory tax rate due to the application of the Research and Experimentation tax credits, which expired at the end of 2011.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to the financial statement presentation of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The Company adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three and nine months ended September 30, 2012 and 2011, the Company did not report other comprehensive income in its unaudited consolidated statements of comprehensive income. In previous periods, the Company has reported cumulative foreign currency translation adjustments in other comprehensive income related to a wholly-owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,356	$1,932	$3,542	$4,229
Denominator:
Weighted average shares (basic)	27,426	26,928	27,323	26,784
Dilutive effect of potential common shares	937	914	997	906
Weighted average shares (diluted)	28,363	27,842	28,320	27,690
Basic earnings per share	$0.05	$0.07	$0.13	$0.16
Diluted earnings per share	$0.05	$0.07	$0.13	$0.15

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and vesting of RSUs. The MSUs are not included in dilutive potential common shares outstanding as they were determined to be antidilutive for the three and nine months ended September 30, 2012. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1,005,000 and 915,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately 549,000 and 886,000 for the nine months ended September 30, 2012 and 2011.

4. Noncash Share-based Compensation

The Company has two non-cash share based compensation plans; the 1999 Equity Incentive Plan ("1999 Stock Plan") and the 2007 Equity Incentive Plan ("2007 Stock Plan").

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 46,017 shares of the Company’s common stock under the 1999 Stock Plan on September 30, 2012.

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

During the three months ended September 30, 2012, the Company granted 12,500 shares of RSUs to certain non-executive employees. These units vest over four years, convert to shares of common stock upon certain triggering events, and carried a weighted average grant-date fair value of $15.35 per share. The Company did not grant any MSUs, stock options or SARs during the three months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company granted 596,300 shares of RSUs to certain employees, which carried a weighted average grant-date fair value of $18.80 per share. During the nine months ended September 30, 2012, the Company granted 205,000 shares of MSUs to certain executive officers and non-executive employees. These units vest on January 1, 2014, convert to shares of common stock upon certain triggering events and carried a weighted average grant-date fair value of $26.08 per share upon their issuance. The Company did not grant any stock options or SARs during the nine months ended September 30, 2012.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation:
Cost of revenue:
License and implementation	$335	$282	$966	$894
Total included in cost of revenue	335	282	966	894
Operating expenses:
Selling, marketing, general and administrative	1,662	967	4,565	2,971
Research and development	493	398	1,431	1,143
Total included in operating expenses	2,155	1,365	5,996	4,114
Total share-based compensation expense	$2,490	$1,647	$6,962	$5,008

In February 2012, the Company increased the number of shares available for issuance by 900,000 to 6,368,000 under the evergreen provision in the 2007 Stock Plan. As of September 30, 2012, 688,501 shares remained available for issuance under the 2007 Stock Plan. At September 30, 2012, there was an estimated $21.1 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

5. Credit Facility

In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a $50.0 million secured Credit Agreement (the "Revolver") with Wells Fargo Bank, N.A. (“Wells Fargo”).

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

Debt issuance costs of $0.2 million incurred related to the Revolver will be carried in other long term assets and amortized to interest expense over the life of the Revolver.

As of September 30, 2012, the Company had no outstanding borrowings under the Revolver.

6. Commitments and Contingencies

Litigation:

In the ordinary course of the Company’s business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company is not currently involved in any outstanding litigation that it believes, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Overview

We are a leading provider of enterprise pricing and revenue management software to enterprises across a range of industries, including manufacturing, distribution, services and travel. These products are an emerging category of big data enterprise applications designed to allow companies to improve financial performance by implementing pricing excellence best practices. Enterprises use our big data software to gain insight into their pricing strategies, identify detrimental pricing practices, optimize their pricing decision-making and improve their business processes and financial performance. Our software incorporates advanced pricing science, which includes operations research, forecasting and statistics. Our innovative science-based software products analyze, execute and optimize pricing strategies using data elements determined using pricing algorithms, including the pocket price, pocket margin, customer willingness-to-pay, customer cost-to-serve, win-loss ratios, market price, stretch price, as well as data from traditional enterprise applications—often augmenting it with real-time and historical data and external data sources. Our high performance big data software architecture supports real-time high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with hundreds of simultaneous users and sub-second electronic transactions. We provide professional services to configure, integrate and customize our solutions to meet the specific pricing needs of each customer.

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

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods impacting the timing of the recognition of revenue. For example, growth in our term, hosting, and software-as-a-service ("SaaS") offerings may result in the deferral of revenue over the contractual service period, whereas growth in perpetual license arrangements with limited or no implementation performance obligations may result in the recognition of license revenue on delivery, provided all other revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 56% and 69% of our consolidated revenues were derived from customers outside the United States for each of the three months ended September 30, 2012 and 2011, respectively, and approximately 59% and 65% of our consolidated revenues were derived from customers outside the United States for each of the nine months ended September 30, 2012 and 2011, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. During the three and nine months ended September 30, 2012, the effective income tax rate was 25% and 39% as compared to the federal rate of 34%. The decrease in the effective tax rate is due primarily to a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected research and experimentation (“R&E”) tax credits in 2011. We expect our effective tax rate to be higher than the federal rate in 2012 and 2013. The R&E tax credit has not been reinstated for 2012 and, accordingly, our federal income tax provision for the three and nine months ended September 30, 2012 excludes the effect of the R&E tax credit. If the R&E tax credit is reinstated during 2012, our annual effective tax rate will be favorably impacted, resulting in a reduction to our 2012 tax provision on a cumulative basis.

Results of Operations

Comparison of three months ended September 30, 2012 with three months ended September 30, 2011

Revenue:

	For the Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$19,494	65%	$16,560	66%	$2,934	18%
Maintenance and support	10,419	35%	8,648	34%	1,771	20%
Total	$29,913	100%	$25,208	100%	$4,705	19%

License and implementation. License and implementation revenue increased $2.9 million to $19.5 million for the three months ended September 30, 2012 from $16.6 million for the three months ended September 30, 2011, representing a 18% increase.  The increase in license and implementation revenue in the three months ended September 30, 2012 was principally due to a 13% increase in the number of implementations from 75 to 85, and a 25% increase in the number of man-days expended that generated license and implementation revenue. These increases were offset by a 5% decrease in the average revenue recognized per man-day as compared to the corresponding period of 2011.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.6% and 4.9% of total revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.6% of total revenue for the three months ended September 30, 2012 and 2011, respectively.

Maintenance and support. Maintenance and support revenue increased $1.8 million to $10.4 million for the three months ended September 30, 2012 from $8.6 million for the three months ended September 30, 2011, representing a 20% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Related Revenue	Amount	As a Percentage of Related Revenue	Variance $	Variance %
Cost of license and implementation	$6,547	34%	$4,755	29%	$1,792	38%
Cost of maintenance and support	2,122	20%	1,578	18%	544	34%
Total cost of revenue	$8,669	29%	$6,333	25%	$2,336	37%
Gross profit	$21,244	71%	$18,875	75%	$2,369	13%

Cost of license and implementation. Cost of license and implementation increased $1.8 million to $6.5 million for the three months ended September 30, 2012 from $4.8 million for the three months ended September 30, 2011, representing a 38% increase. The increase in cost of license and implementation is principally attributable to an increase of $1.3 million of human resources costs. Human resources cost, which include our personnel and contractors, increased as a result of an increase in headcount needed to support the increased number of active and anticipated implementations and salary merit increases. In addition, there was an increase of $0.3 million of travel expenses, an increase of $0.2 million in the investment of our cloud infrastructure and an increase of $0.1 million of third party recruiting expenses.

License and implementation gross profit percentages were 66% for the three months ended September 30, 2012 as compared to 71% for the three months ended September 30, 2011. The decrease in the license and implementation gross profit percentage was principally the result of a 38% increase in the cost of license and implementation revenue. License and implementation gross profit percentages can vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $2.1 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011, representing a 34% increase. The increase in cost of maintenance and support in the three months ended September 30, 2012 when compared to the corresponding period in 2011 is attributable to an increase of human resources costs associated with continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross profit percentages were 80% for the three months ended September 30, 2012 as compared to 82% for the three months ended September 30, 2011.

Gross profit. Gross profit increased $2.4 million to $21.2 million for the three months ended September 30, 2012 from $18.9 million for the three months ended September 30, 2011, representing a 13% increase. The increase in overall gross profit was principally attributable to a 19% increase in total revenue.

Operating expenses:

	For the Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$12,383	41%	$9,352	37%	$3,031	32%
Research and development	7,049	24%	6,843	27%	206	3%
Total operating expenses	$19,432	65%	$16,195	64%	$3,237	20%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $3.0 million to $12.4 million for the three months ended September 30, 2012 from $9.4 million for the three months ended September 30, 2011, representing a 32% increase. The increase was principally due to an increase of $2.6 million in sales, marketing, general and administrative human resources costs, which includes third party contractor expenses, as a result of an increase in headcount to support our planned growth objectives and salary merit increases for existing personnel. Included in the increase in human resources costs is an increase of $0.7 million of non-cash share based compensation as a result of the granting of equity awards. In addition, there was an increase of $0.4 million of travel expenses, an increase of $0.3 million of overhead and other expenses, an increase of $0.2 million of third party professional fees and an increase of $0.1 million in third party recruiting expenses. These increases were partially offset by a decrease of $0.9 million of sales and marketing expenses resulting from decreases in certain marketing initiatives.

Research and development expenses. Research and development expenses increased $0.2 million to $7.0 million for the three months ended September 30, 2012 from $6.8 million for the three months ended September 30, 2011, representing a 3% increase. The increase was principally attributed to an increase of $0.2 million in human resources costs, which include third party contractor expenses, as a result of increased headcount to support work on new products and initiatives and salary merit increases. Included in the human resources costs is an increase of $0.1 million of non-cash share based compensation as a result of equity awards being granted.

Other (expense) income, net:

	For the Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other (expense) income, net	$(15)	—%	$(90)	—%	$75	(83)%

Other (expense) income, net. Other (expense) income, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the credit facility we entered into in July 2012 and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. The decrease was primarily attributed to an increase in interest expense from the credit facility, partially offset by a net foreign currency gain during the three months ended September 30, 2012.

Income tax provision:

	For the Three Months Ended September 30,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	25%	25%	n/a	—%
Income tax provision	$441	$658	$(217)	(33)%

Income tax provision. Our income tax provision decreased $0.2 million to $0.4 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011. Our effective tax rate was 25% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate of 25% in 2011 was lower than the statutory tax rate due to the application of the R&E tax credit, which expired at the end of 2011. The overall effective tax rate of 25% for the three months ended September 30, 2012 was below our estimated annual effective tax rate of 45% due to a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits.

Comparison of nine months ended September 30, 2012 with nine months ended September 30, 2011

Revenue:

	For the Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$55,466	65%	$45,435	65%	$10,031	22%
Maintenance and support	29,602	35%	24,964	35%	4,638	19%
Total	$85,068	100%	$70,399	100%	$14,669	21%

License and implementation. License and implementation revenue increased $10.0 million to $55.5 million for the nine months ended September 30, 2012 from $45.4 million for the nine months ended September 30, 2011, representing a 22% increase.  The increase in license and implementation revenue in the nine months ended September 30, 2012 was principally due to a 15% increase in the number of implementations from 97 to 112, a 16% increase in the number of man-days expended that generated license and implementation revenue and an increase of 5% in the average revenue recognized per man-day as compared to the corresponding period of 2011.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.2% and 6.1% of total revenue for the nine months ended September 30, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.7% and 2.2% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.

Maintenance and support. Maintenance and support revenue increased $4.6 million to $29.6 million for the nine months ended September 30, 2012 from $25.0 million for the nine months ended September 30, 2011, representing a 19% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$18,090	33%	$14,221	31%	$3,869	27%
Cost of maintenance and support	6,017	20%	4,931	20%	1,086	22%
Total cost of revenue	$24,107	28%	$19,152	27%	$4,955	26%
Gross profit	$60,961	72%	$51,247	73%	$9,714	19%

Cost of license and implementation. Cost of license and implementation increased $3.9 million to $18.1 million for the nine months ended September 30, 2012 from $14.2 million for the nine months ended September 30, 2011, representing a 27% increase. The increase in cost of license and implementation is principally attributable to an increase of $2.8 million of human resources costs. Human resources cost increased as a result of an increase in headcount needed to support the increased number of active and anticipated implementations and salary merit increases. In addition, there was an increase of $0.6 million of travel expenses, an increase of $0.5 million in the investment of our cloud infrastructure and an increase of $0.2 million of third party recruiting expenses. These increases were partially offset by a decrease of $0.1 million of other expenses.

License and implementation gross profit percentages were 67% for the nine months ended September 30, 2012 and 69% for the nine months ended September 30, 2011. The decrease in the license and implementation gross profit percentage was principally the result of a 27% increase in the cost of license and implementation revenue. License and implementation gross profit percentages may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $1.1 million to $6.0 million for the nine months ended September 30, 2012 from $4.9 million for the nine months ended September 30, 2011, representing a 22% increase. The increase in cost of maintenance in the first nine months of 2012 when compared to the corresponding period in 2011 is attributable to an increase of $0.8 million of human resources costs associated with continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross profit percentages were 80% for both nine month periods ended September 30, 2012 and 2011.

Gross profit. Gross profit increased $9.7 million to $61.0 million for the nine months ended September 30, 2012 from $51.2 million for the nine months ended September 30, 2011, representing a 19% increase. The increase in overall gross profit was principally attributable to a 21% increase in total revenue.

Operating expenses:

	For the Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$34,524	41%	$26,320	37%	$8,204	31%
Research and development	20,518	24%	18,952	27%	1,566	8%
Total operating expenses	$55,042	65%	$45,272	64%	$9,770	22%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $8.2 million to $34.5 million for the nine months ended September 30, 2012 from $26.3 million for the nine months ended September 30, 2011, representing a 31% increase. The increase was principally due to an increase of $6.1 million in sales, marketing, general and administrative human resources costs, which includes third party contractor expenses, as a result of an increase in headcount to support our planned growth objectives and salary merit increases for existing personnel. Included in the increase in human resources costs is an increase of $1.6 million of non-cash share based compensation as a result of equity awards being granted. In addition, there was an increase of $0.9 million of travel expenses, an increase of $0.6 million of overhead and other expenses, an increase of $0.5 million in third party recruiting expenses, an increase of $0.4 million of consultants fees related to the implementation of a new enterprise resources planning system and an increase of $0.2 million of third party professional fees. These increases were partially offset by a $0.5 million decrease in sales and marketing expenses resulting from decreases in certain marketing initiatives and a $0.2 million decrease in bad debt expense.

Research and development expenses. Research and development expenses increased $1.6 million to $20.5 million for the nine months ended September 30, 2012 from $19.0 million for the nine months ended September 30, 2011, representing a 8% increase. The increase was principally attributed to an increase of $1.4 million in human resources costs, which include third party contractor expenses, as a result of increased headcount to support work on new projects and initiatives and salary merit increases. Included in the human resources costs is an increase of $0.2 million of non-cash share based compensation as a result of equity awards being granted.

Other (expense)income, net:

	For the Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other (expense) income, net	$(121)	—%	$(33)	—%	$(88)	nm
Other (expense) income, net. Other (expense) income, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the credit facility we entered into in July 2012 and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. The increase in the expense was primarily attributed to foreign currency losses and interest expense from the credit facility we entered into in July 2012.

Income tax provision:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	39%	29%	n/a	10%
Income tax provision	$2,256	$1,713	$543	32%

Income tax provision. Our income tax provision increased $0.5 million to $2.3 million for the nine months ended September 30, 2012 from $1.7 million for the nine months ended September 30, 2011. Our effective tax rates were 39% and 29% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate of 29% in 2011 was lower than the statutory tax rate due to the application of the R&E tax credits, which expired at the end of 2011. The overall effective tax rate of 39% for the nine months ended September 30, 2012 was below our estimated annual effective tax rate of 45% due to a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits. The increase in our effective tax rate in the nine months ended September 30, 2012 is due to non-deductible share based compensation expense and the impact of the nonrenewal of the R&E tax credit in 2012.

Liquidity and Capital Resources

Liquidity

At September 30, 2012, we had $72.6 million of cash and cash equivalents and $70.7 million of working capital as compared to $68.5 million of cash and cash equivalents and $66.2 million of working capital at December 31, 2011. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our credit facility. Our material drivers or variants of operating cash flow are net income, non-cash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances, availability under our revolving line of credit and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may need to raise additional funds through equity or debt financings. At September 30, 2012, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$10,869	$11,085
Net cash used in investing activities	(6,769)	(1,895)
Net cash provided by financing activities	87	1,368
Cash and cash equivalents (beginning of period)	68,457	55,845
Cash and cash equivalents (end of period)	$72,644	$66,403

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $10.9 million, which represents a decrease of $0.2 million when compared to the corresponding period in 2011. For the nine months ended September 30, 2012, our cash flows from operations were derived principally from our earnings from on-going operations prior to non-cash expenses such as depreciation, excess tax benefits on share-based compensation and share-based compensation and changes in our working capital. The decrease in net cash provided by operating activities for the nine months ended September 30, 2012 as compared to the corresponding period in 2011 was due to a decrease of $2.4 million attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue and a decrease of $0.7 million of net income. These decreases were partially offset by an increase of $2.9 million of non-cash expense principally as the result of the increase period over period in share-based compensation. Included in our changes in operating assets and liabilities in 2012 was $5.1 million of cash provided from a tax refund received in second quarter.

Net cash used in investing activities. Net cash used in investing activities was $6.8 million for nine months ended September 30, 2012 compared to $1.9 million for the nine months ended September 30, 2012. The net cash used in investing activities is primarily the result of infrastructure investments and costs related to the renovation and expansion of our facility.

Net cash provided by financing activities. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2012 compared to net cash flow provided by financing activities of $1.4 million for the nine months ended September 30, 2011. The decrease is primarily the result of a $0.7 million decrease in proceeds from the exercise of stock options, an increase in the tax withholdings related to the net share settlement of restricted stock units and incurring debt issue costs related to the credit facility.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Credit facility

In July 2012, we, through our wholly owned operating subsidiary, PROS, Inc., entered into a $50 million Revolver with Wells Fargo.

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

    Debt issuance costs of $0.2 million incurred related to the Revolver will be carried in other long term assets and amortized to interest expense over the life of the Revolver.

There were no outstanding borrowings under the Revolver as of September 30, 2012.

Other than as described above, there have been no material changes to our contractual obligations and commitments as disclosed in our Annual Report on SEC Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to the financial statement presentation of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. We adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in its unaudited condensed statements of comprehensive income. For the three and nine months ending September 30, 2012 and 2011, we did not report other comprehensive income in our unaudited consolidated statements of comprehensive income. In previous periods, we have reported foreign currency translation adjustments in other comprehensive income related to a wholly owned foreign subsidiary. Since this standard affects disclosure requirements only, its adoption did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2012 would have resulted in a $0.3 million loss. In addition, the Company has operating subsidiaries in the United Kingdom and Germany. However, due to the relative low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company’s exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under the Company’s Revolver. As of September 30, 2012, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2012. Based on our evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the internal controls affected by the implementation of the ERP components, there have been no changes in, our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September30, 2012, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other information.

None.

ITEM 6. EXHIBITS.

Number	Description

10.14(1)	Credit Agreement between PROS, Inc. and Wells Fargo Bank, National Association dated July 2, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.
Date: November 1, 2012	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)