Form 10-K
period 2012-12-31
PROS Holdings, Inc.
filed 2013-02-22
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $379.5 million as of June 30, 2012 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of February 19, 2013, there were outstanding 27,623,418 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2013 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2012

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," “we,” “us,” and “our” refers to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
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
Part I
Item 1. Business
Overview

PROS provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. We apply 27 years of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. We also provide professional services to implement our software applications. Since inception, PROS has completed over 600 implementations of our solutions, across more than 30 industries in more than 50 countries.

We were incorporated in Texas in 1985.  We reincorporated as a Delaware corporation in 1998.  In 2002, we reorganized as a holding company in Delaware.  Our principal executive offices are located at 3100 Main Street, Suite 900, Houston, Texas 77002.  Our telephone number is (713) 335-5151.  Our website is www.pros.com.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our industry

Data-driven decision making is an important driver of business performance. The high volume, velocity and variety of data that demand cost-effective, innovative forms of information processing, commonly referred to as "big data", available to companies is growing rapidly. For example, IDC, a global IT market intelligence provider, expects the worldwide big data technology and services market to grow at a 31.7% compound annual growth rate – with revenues reaching $23.8 billion in 2016. Software applications can leverage big data to enhance insight and help companies make business decisions that affect growth and profitability. We believe software applications that apply data science to big data are one of the most compelling opportunities for companies to improve sales, pricing, quoting, rebates, and revenue management. These applications allow companies to move from instinct-driven sales, pricing, and revenue management strategies, to data-driven strategies. We expect market forces to accelerate the demand for big data solutions. These forces include increasingly complex markets and business models, uncertain demand for products and services, volatile costs, greater sophistication of purchasers, proliferation of competitive alternatives, and exponentially increasing enterprise and market data. We believe the market for big data science and technology is a large and emerging opportunity that spans most major industries.

Our solutions

We believe our big data solutions help transform our customers' sales and marketing practices into strategic advantages. By using our solutions our customers can gain greater confidence and agility in their selling strategies through data-driven insights into sales transactions. These insights include the customers and prospects most likely to buy, offers most likely to result in a closed deal and pricing that will help win customer's business. We seek to deliver these insights through software packages that apply data science to a company's historic customer transaction, market and other data to uncover customer buying patterns and preferences that guide sales teams on which offers and prices are most likely to be accepted by their customers. The data science embedded in our solutions also allows our customers to analyze, optimize and execute sales and marketing strategies by providing inventory, pricing and revenue projections to help enhance future performance. Our solutions also help to streamline sales, pricing and revenue management processes with enhanced controls and compliance.

Our high-performance software architecture supports real-time, high volume transaction processing and allows us to handle the processing and database requirements of the most sophisticated and largest customers, including customers with sub-second electronic response requirements. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer. Our software solutions have both a single code base and a single integrated database and currently operate in some of the largest, most complex and demanding information technology environments.

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

We also offer some of our solutions as software-as-a-service ("SaaS"). These SaaS offerings provide customers with hosted solutions rather than traditional on-premise solutions and allow our customers to reduce infrastructure and installation requirements which provides an alternative to our perpetual license sales model. These offerings are sold via multi-year subscriptions with pricing generally based on the number of users or amount of revenue managed by our software.

Our license and implementation revenue comprised 66%, 65% and 59% of our total revenue in fiscal 2012, 2011 and 2010, respectively. Through fiscal 2012, SaaS revenue has not been material to our consolidated financial results. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of the Notes to the Consolidated Financial Statements.

Big Data Solutions for Pricing and Sales Effectiveness

PROS pricing and sales effectiveness software and SaaS solutions enable companies in the manufacturing, distribution and services industries to analyze, optimize and execute sales, pricing, quoting and rebate strategies. PROS big data solutions for pricing and sales effectiveness include the following solutions:

•
Scientific Analytics helps companies gain insight into their sales and pricing performance by applying data science, allowing them to take action to correct poor performance and take advantage of time-sensitive opportunities.

•
Price Optimizer streamlines pricing processes and creates pricing policy controls to support corporate business goals. Price Optimizer allows organizations to apply data science to create multiple segment-specific rules-based price lists and quickly modify prices or guidelines in response to market volatility or changes in business strategy.

•
Deal Optimizer applies data science to recommend optimized prices and products on a transaction-specific basis for sales representatives in negotiated transaction environments, tailored to the unique characteristics of the customer transaction. Deal Optimizer provides insight into customer buying behavior, enabling sales reps to better match offers to each customer's unique perception of value.

•
Rebate Optimizer streamlines the rebate agreement creation, analysis and approval processes to accelerate sales growth. By providing a comprehensive analysis of rebates before they are put in place, sales and marketing organizations have insight into the expected financial impact before they are negotiated, leading to higher revenue and more profitable deals.

Our solution architecture allows our customers to deploy all of these solutions either simultaneously or sequentially.  These solutions provide businesses with tools and processes to:

•	Provide sales negotiation guidance encompassing pricing, cross-sell and upsell opportunities using a foundation of data science.

•	Establish pricing strategies that optimize product and account price points based on revenue, margin and/or market share goals.

•	Benchmark sales opportunities to peer groups based on relevant metrics, including willingness to pay.

•	Identify underperforming products and at-risk accounts to allow timely corrective action.

•	Analyze key revenue and margin drivers, including price, cost, volume, product mix and exchange rates.

•	Benchmark sales, pricing, and rebate performance and market conditions against performance goals.

•	Create and manage pricing, rebate and discounting policies aligned with corporate strategies.

•	Automate quoting and pricing approval workflow to ensure consistency and auditability.

Big Data Solutions for Revenue Management

PROS revenue management solutions are a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, to drive revenue and profit-maximizing business strategies through the application of advanced forecasting and optimization technologies and decision-support capabilities. These big data solutions provide businesses the tools and processes to:

•	Maximize revenue and profitability.

•	Quickly adapt to changing market conditions and business objectives.

•	Differentiate customers by market and sales channel.

•	Effectively conduct real-time negotiations.

•	Monitor pricing and revenue management performance.

•	Increase customer loyalty by providing the right products and services to the right customer at the right time.

PROS big data solutions for revenue management include the following solutions:

•	PROS Analytics for Airlines identifies hidden revenue leaks and opportunities.

•	PROS Revenue Management manages passenger demand with either leg- or segment-based revenue management.

•	PROS O&D™ manages passenger demand with passenger name record ("PNR"), based revenue management.

•	PROS Real-Time Dynamic Pricing™ determines optimal prices based on real-time evaluations.

•	PROS Group Revenue Management manages revenues related to group requests and bookings.

•	PROS Network Revenue Planning delivers network-oriented fare class segmentation.

•	PROS Cruise Pricing and Revenue Management allows customers to understand their consumers price sensitivities, track competitor behavior, and quickly set prices and availability.

•	PROS Hotel Revenue Management helps customers simplify, accelerate, and improve pricing decision making.

Technology

Software Architecture.  Our software architecture is based on open standards such as Java, HTML5, JavaScript, Flex, XML, and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.

Service-Oriented Architecture.  A comprehensive web services interface is at the heart of our architecture.  This enables extension onto other platforms and the creation of rich integrated solutions. This is also the foundation of our “PROS Everywhere” initiative to bring our solutions to the software (Microsoft Excel and Microsoft SharePoint) and hardware (Apple Inc.'s iPhone® and iPad®, BlackBerry, and Android phones) tools that many businesses are already using.

Embedded Science.  Our robust science-based capabilities such as forecasting, optimization, segmentation, and price guidance allow us to leverage the deep expertise and research of our science and research group in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes.

Configuration vs. Custom Coding.  Our solutions can be configured to meet each customer's business needs through configuration rather than custom code.  The configuration capabilities define both a business layer (including definition of user workflows, executive dashboards, analytics views, approval processes and alerts), as well as a data layer that permits configuration of data structures, including hierarchical dimensions, pricing levels and measures.  Much of the business layer configuration can be performed by a business user without information technology personnel involvement.  The data layer requires professional services to configure and implement our software solutions. We preserve the configurations as part of an upgrade, allowing our customers to more easily upgrade to new versions of our solutions, when available.

Scalability.  We leverage modern big data technologies such as MapReduce and Hadoop®, NoSQL databases such as Cassandra and MongoDB®, and in-memory and column-oriented data stores to scale to large data volumes and high user request rates. The scalability of our software solutions has been tested and validated by leading third-party vendor benchmark performance centers.

Data Integration.  The data needed to execute and optimize sales, quoting, pricing, rebate and revenue management functionality typically resides in multiple sources, such as a company's enterprise resource planning (“ERP”), supply chain management (“SCM”), CRM, reservations and inventory systems, and/or industry-specific transaction systems.  In addition, productivity tools such as spreadsheets and external market data sources are common.  Our data integration capabilities utilize web services and file-based data interfacing to bring data from disparate sources together into a single cohesive database, both in real time and through scheduled batch tasks. PROS also provides certified content for integration with SAP ERP and Oracle e-Business Suite.

User Interface.  Our technology provides a rich, browser-based interface that supports both local and remote users.  This interface supports a wide variety of interactive charts and other data views, and provides a comprehensive data security model based on user role and scope of responsibility.  We also offer natively-developed capabilities for multiple mobile devices, tablet, CRM systems, and client applications.

Platform Support.  Our software solutions run on most standard information technology platforms including Microsoft SQL Server and Oracle databases, 64-bit processors from Intel, AMD, IBM, Oracle, and HP, the Windows, Linux, AIX, Solaris, and HP-UX operating systems, and virtualization technologies such as VMware. Our solutions can be deployed on-premises in our customer's data centers or on a SaaS subscription basis. We also have solutions which are deployed natively in the Salesforce.com CRM environment and on Microsoft Windows Azure.
Services

Our professional services include implementation, consultation, training services and maintenance and customer support.

Implementation

Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries.
Our professional services team works closely with our customers to develop an integrated project plan to help them accelerate time to value. Pursuant to these plans, we provide technical deployment, integration, deployment support, and configuration services related to our solutions. In addition, we also assist customers in loading and validating data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.
Consulting

Our consulting services include discovery and insight consulting to analyze a customer’s current pricing processes and data, identifying and prioritizing specific high-value pricing opportunities, recommending pricing best practices and strategic pricing services. We also offer change management, pricing process redesign, pricing organizational design, opportunity assessment and performance management consulting. These services enhance our partnerships with our customers and helps them achieve their specific pricing goals. Our value is enhanced by the expertise among our staff and our years of experience solving real-world pricing problems.
Training Services

We offer training to our customers and partners to increase the knowledge and skills to deploy and use the full functionality of our products. We offer an array of live and virtual classroom training, as well as tailored, private on-site classroom training. Our courses include training on all aspects of our products, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions.

Maintenance and customer support

We offer ongoing support and maintenance services for our software solutions using a global model to support our customers across all major geographies. Maintenance and support enrollment entitles a customer to solicit support through a web-based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues promptly using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assist customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance and customer support service fees are an important source of recurring revenue and we invest significant resources in providing these services. Revenue from maintenance and support services comprised 34%, 35% and 41% of our total revenue in 2012, 2011 and 2010, respectively.

Customers

We sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. These industries include various verticals such as chemical, high tech, consumer goods, cargo, food service, equipment rental, hotels, industrial, medical, petroleum, airlines and service parts. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations. In 2012, 2011 and 2010, we had no single customer that accounted for 10% or more of revenue.

Backlog

Our backlog is derived from agreements that we believe to be firm commitments to provide software solutions and related services in the future. Our backlog includes deferred revenue. Our backlog can vary significantly from period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers. We generally do not recognize license and implementation revenue upon signing a new contract with a customer.

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

For these and other reasons, our backlog may not be a meaningful indicator of future revenue to be recognized in any particular quarter, and there can be no assurance that our backlog at any point in time will translate into revenue in any specific quarter.
We had backlog of approximately $146.5 million as of December 31, 2012 as compared to backlog of approximately $124.1 million as of December 31, 2011. The portion of our backlog as of December 31, 2012 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be approximately $38.5 million.

Sales and marketing

We sell and market our software solutions primarily through our direct global sales force and indirectly through resellers. Our sales force is organized by our target markets of manufacturing, distribution, services and travel and is responsible for the worldwide sale of our solutions to new and existing customers. Our sales force works in concert with our solutions personnel for selling and providing solution demonstrations to new customers.

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our big data software solutions. We host conferences for sales, pricing, and revenue management professionals, host informational web seminars and we participate in and sponsor other industry and trade conferences and organizations.

International Operations

We are a global company that conducts sales, sales support, professional services, product development and support and marketing around the world. Our headquarters are located in Houston, TX and we have an office in London, United Kingdom. We also conduct development activities predominantly in the United States, and utilize 3rd party contractors in India and Bolivia. We plan to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 56%, 64%, and 60% of our total revenue came from customers outside the United States for the years ended December 31, 2012, 2011 and 2010, respectively. Our business, financial condition and results of operations could be adversely impacted by currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 12 of the Notes to the Consolidated Financial Statements.

Competition

The market for big data applications that optimize sales, pricing, quoting, rebates, and revenue management is competitive, fragmented and rapidly evolving. We believe our customers consider the following factors when evaluating us against our competition:

•	Large and referenceable global customer base.

•	Industry domain expertise.

•	Domain management best practices expertise and delivery.

•	Ability for users to configure the solution to their needs.

•	Depth of expertise in data and pricing science.

•	Real-time solutions.

•	Proven benefits of return on investment, total cost of ownership, and time-to-value.

•	Organizational change management expertise.

•	Product architecture, functionality, performance, reliability and scalability.

•	Ability to offer integrated high-value solutions.

•	Breadth and depth of product and service offerings.

•	Services and customer support quality.

•	Size and quality of partner ecosystem.

•	Existing customer relationships.

•	Vendor viability.
We compete with a number of larger and smaller companies. In the future, we believe our competition will increase as more companies come into our market segment, and will also increase if we are successful in expanding into adjacent market segments. We believe we are able to compete successfully due to our long history of providing prescriptive software solutions, the scope of our offerings, the size and strength of our install base, the flexibility and scalability of our architecture, and our commitment to solution innovation and customer success.
Several large enterprise application providers, such as JDA Software, Oracle and SAP, have also developed offerings that include limited pricing and revenue management functionality. JDA Software and Oracle entered the market primarily through their acquisitions of Manugistics and Siebel Systems, respectively, and SAP resells products of one of our competitors. We believe these vendors do not provide all of the functionality needed to support an organization interested in optimizing sales growth through data-driven pricing, rebates, quoting and revenue management. These vendors may seek to compete on price and by bundling their pricing and revenue management applications with other enterprise applications. We believe the market for pricing software is beginning to converge with another big data application, sales enablement software, as sales personnel are increasingly becoming the day to day users of both types of software. We believe this convergence will accelerate in the future. For example we released our Rebate Optimizer solution in 2012 to further sales enablement. As a result of this convergence, we have begun, and expect to continue, to compete with companies in sales enablement such as configure, price and quoting ("CPQ") software and rebate management. We distinguish ourselves from these vendors through the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value science-based optimization software to our global customer base across multiple industries.
In addition, a number of other vendors provide pricing and revenue management software for specific industries. In the hotel industry, we compete with IDeaS—a SAS Company and Easy RMS, among others. In the airline industry, we compete with Sabre Airline Solutions and Lufthansa Systems among others. We do not compete in the retail industry, where vendors include IBM, JDA Software, Oracle and SAP. Oracle, SAP and IBM entered the retail market through their acquisitions of ProfitLogic, Khimetrics and DemandTec, respectively.

Our solutions also compete with solutions developed internally by businesses. These businesses rely on a combination of manual processes, external consultants, spreadsheets and internally-developed software tools.

Intellectual property and other proprietary rights

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patent, trademark, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. As of the date of this filing, we have six issued U.S. patents and nine pending U.S. patent applications. In addition, we have two registered trademarks and two pending U.S. trademark applications. We have not pursued patent protection in any foreign countries. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing solutions, reliance upon trade secrets and unpatented proprietary know-how and development of new solutions are generally more advantageous than patent and trademark protection.

Research and development

We believe our innovation with respect to our software solutions is a foundation of our business and have made substantial investments in research and development as a part of this commitment. We also believe that our long-term investment in the scientific analysis of pricing differentiates us from our competitors. We are committed to developing high-value, science-based sales, pricing and revenue management software solutions as evidenced by our continued investment in research and development. In fiscal 2012, 2011 and 2010, we invested $27.6 million, $25.7 million and $20.7 million, respectively, in research and development to enhance our existing portfolio of solutions and services and to develop new solutions and services. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in the United States and utilize 3rd party contractors in India and Bolivia.

We employ scientists, many of whom are PhDs, and all of whom are engaged to the advancement of sales, pricing and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, product development, sales, marketing and professional services staff to keep our science efforts relevant to real-world demands.

Employees

As of December 31, 2012, we had 709 full time personnel which include 537 employees and 172 outsourced personnel, an increase of 31% from December 31, 2011. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

Website

We maintain a website at www.pros.com. No information on our website is incorporated by reference herein. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our reports that are filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on July 19, 2012.
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

Risks relating to our business and industry:

We may not be able to achieve our key initiatives and grow our business as anticipated.

While we currently intend to grow our business by pursuing key initiatives to broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our product offerings; and employ marketing programs to increase awareness of our company and our big data products among existing and prospective customers, we may not be able to achieve these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into and maintain beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

As we expand our software product portfolio, we will face increased competition as part of entering new markets.

The market for our products is competitive, and we expect competition to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we expect our latest products to compete with sales enablement and rebate management software.Large companies in these spaces may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, broader product portfolios, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position could suffer.

We spend substantial amounts of time and money to research and develop new products and enhance versions of our products. In 2012, we developed and introduced a new product, Rebate Optimizer. In addition, we introduced new releases of certain products. We introduce new products and incorporate additional features, improve functionality or add other enhancements to our existing products in order to meet our customers' demands. Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•delays in introducing new, enhanced or modified products;

•defects, errors or failures in any of our products;

•inability to operate effectively with the networks of our prospective customers;

•inability to protect against new types of attacks or techniques used by hackers;

•negative publicity about the performance or effectiveness of our network security products;

•reluctance of customers to purchase products based on open source software; and

•disruptions or delays in the availability and delivery of our products.

If our new products or enhancements do not achieve adequate acceptance in the market, our competitive position could be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product.

We focus primarily on big data sales, pricing and revenue management software, and if the market for this software develops more slowly than we expect, our business will be harmed.

We derive, and expect to continue to derive, all of our revenue from providing our sales, pricing and revenue management software solutions, implementation services and ongoing customer support. The sales, pricing and revenue management software market is still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of businesses in the manufacturing, distribution, services, and travel industries to use sales, pricing and revenue management software.

Some businesses may be reluctant or unwilling to implement sales, pricing and revenue management software for a number of reasons, including failure to understand the potential returns of improving their processes and lack of knowledge about the potential benefits that such software may provide. Even if businesses recognize the need for improved pricing processes, they may not select our sales, pricing and revenue management software solutions because they previously have made investments in internally developed sales, pricing and revenue management solutions. Some businesses may elect to improve their pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address one or more functional areas other than pricing. These enterprise solutions may appeal to customers that wish to limit the number of software vendors on which they rely and the number of different types of solutions used to run their businesses.

If businesses do not embrace the benefits of sales, pricing and revenue management software, the pricing and revenue management software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results. Because the pricing and revenue management software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Competition from vendors of big data sales, pricing and revenue management solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software solutions and could result in pressure to price our software solutions in a manner that reduces our margins and harms our operating results.

The sales, pricing and revenue management software market is competitive, fragmented and rapidly evolving. Our software solutions compete with both solutions developed internally by businesses as well as those solutions offered by competitors. Our principal competition consists of:

•	pricing, quoting, rebate and revenue management software vendors, including a number of vendors that provide such software for specific industries; and

•	large enterprise application providers that have developed offerings that include sales, pricing and revenue management functionality.

We expect additional competition from other established and emerging companies to the extent the sales, pricing and revenue management software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. A number of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have. In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell additional software solutions and related services on terms favorable to us. We do not know how our competition will set prices for their products. Businesses may internally develop solutions, rather than invests in commercially-available solutions. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at a substantially lower price than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current solution, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected. We cannot provide assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.

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

New accounting standards, or changes in existing financial accounting standards or practices, including those related to revenue recognition, may adversely affect our results of operations.
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

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements, in particular those related to revenue recognition, could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

The Financial Accounting Standards Board is currently working with the International Accounting Standards Board ("IASB") to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements should IFRS be incorporated into the financial reporting system for U.S. companies.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

Our success is highly dependent upon our ability to sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. If we are unable to market and sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions will achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:

•	it may be more difficult than we currently anticipate to implement our software solutions in our target industries;

•	it may be more difficult than we currently anticipate to increase our customer base in our target industries;

•	it may take more time than we currently anticipate to train our personnel in the implementation of our software solutions in our target industries; and

•	our limited experience implementing our software solutions in certain of our target industries.
Our revenue growth has been derived from customers in the manufacturing, distribution, services, and travel industries. Our revenue growth is highly dependent upon continued growth of market acceptance in these industries, and there can be no assurance our solutions will achieve or sustain widespread acceptance among customers in these industries. Failure to expand market acceptance of our solutions in the manufacturing, distribution, services industries or to maintain sales in the manufacturing, distribution, services, and travel industries would adversely affect our operating results and financial condition.

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

If our executives and other key personnel are unable to effectively manage our business, or if we fail to attract additional qualified sales, marketing, professional services, product development and other personnel, our revenue and operating results will be adversely affected.

Our future success depends upon the performance and service of our executive officers and other key sales, development, science and professional services staff. The failure of our executives and key personnel to effectively manage our business or the loss of the services of our executive officers and other key personnel would harm our operations. In addition, our future success will depend in large part on our ability to attract and retain a sufficient number of highly qualified sales, marketing, professional services, product development and other personnel, and there can be no assurance that we will be able to do so. We have continued to add a significant number of new personnel to support our continued growth, and their ability to learn our business and manage it effectively will be important to our continued growth and expansion. In addition, given the highly sophisticated data science included in our solutions, the pool of data scientists and software developers qualified to work on our solutions is limited. The implementation of our software solutions requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we do. If our key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.

Deterioration of general U.S. and global economic conditions could adversely affect our sales and operating results.

We are a global company with customers around the world. Global financial markets have experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, limited ability to raise capital in public and private financial markets, severely diminished liquidity, credit unavailability and company rating downgrades.  These conditions have a negative impact on our prospects' and customers' ability to raise capital and operate their businesses.

The implementation of our software solutions, which is often accompanied by third party hardware purchases and other capital commitments, involves significant capital expenditure by our customers. Customers may reduce or defer their spending on technology. Customers may also elect to purchase our solutions via SaaS or term licenses, which could adversely impact our liquidity and/or result in the deferral of revenue over the contractual service period.  In addition, the weak and uncertain U.S. and global economic conditions could impair our customers' ability to pay for our products or services. Any of these factors could delay our revenue recognition or otherwise adversely impact our business, quarterly or annual operating results and financial condition.
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
There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which our customers or prospects are focused, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our solutions and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may change their purchasing strategies, including, in some instances, requesting term licenses or SaaS agreements as opposed to perpetual license agreements, increased negotiation of price, deciding to license one solution rather than multiple solutions or licensing solutions for portions of their business. Customers could also terminate or delay their implementations or maintenance contracts. Change in license terms or the loss of, or any significant decline in business from, one or more of our customers may lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these customers could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

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

We are a global company with customers around the world. In 2012, approximately 56% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, may interfere with our customers and our activities in a particular location.

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
Maintenance and support agreements are typically for a term of one to two years. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 34%, 35% and 41% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.
We might not generate increased business from our customers, which could limit our revenue in the future.
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
If we fail to develop or acquire new sales, pricing and revenue management functionality to enhance our existing software solutions, we will not be able to grow our business and it could be harmed.
The sales, pricing and revenue management software market is characterized by:

•	rapid technological developments;

•	newly emerging and changing customer requirements; and

•	frequent solution introductions, updates and functional enhancements.
We must introduce new sales, pricing and revenue management functionality that enhances our existing software solutions in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of sales, pricing and revenue management software generally and of our software solutions in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe that our competitors are heavily investing in research and development, and may develop and market new solutions that will compete with, and may reduce the demand for, our software solutions. We cannot provide assurance that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.
In addition, because our software solutions are intended to operate on a variety of technology platforms, we must continue to modify and enhance our software solutions to keep pace with changes in these platforms, as well as develop and maintain relationships with platform providers. Any inability of our software solutions to operate effectively with existing or future platforms, or our inability to develop or maintain relationships with significant platform providers, could reduce the demand for our software solutions, result in customer dissatisfaction and limit our revenue.

Our big data software solutions require hardware to operate which may be difficult for our customers to obtain.
The implementation of our big data software solutions often requires specific hardware to operate. The inability of our customers’ to access and secure such hardware could impact the effectiveness of our software and result in harm to our reputation if the software does not operate properly due to the unavailability of the necessary hardware. Moreover, if our customers’ are unable to obtain such hardware, they may not purchase our software or purchase software from a competitor or enterprise software, which may not require specific hardware. If businesses do not implement our software due to their inability to obtain the hardware needed for our software, our business, results of operations and financial condition could be adversely affected.
Defects or errors in our software solutions could harm our reputation, impair our ability to sell our solutions and result in significant costs to us.
Our sales, pricing and revenue management software solutions are complex and may contain undetected defects or errors. Several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software solutions that may contain defects. We have not suffered significant harm from any defects or errors to date, but we have found defects in our software solutions from time to time. We may discover additional defects in the future, and such defects could be material. We may not be able to detect and correct defects or errors before the final implementation of our software solutions. Consequently, we or our customers may discover defects or errors after our software solutions have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our solutions to correct defects or errors. The occurrence of any defects or errors could result in:

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
Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Sales, pricing and revenue management solutions may become increasingly subject to infringement claims as the number of commercially available sales, pricing and revenue management solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

We rely, in some circumstances, on trade secrets to protect our technology. Trade secrets, however, are difficult to protect. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, and in such cases, we could not assert such trade secret rights against such parties. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, customers, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any such breach. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
As of the date of this filing, we have six issued U.S. patents and nine pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. Our patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
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

Our international sales, and the growth of our international operations, subject us to risks that may adversely affect our operating results.

International operations are subject to risks associated with operating outside of the United States.  Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the year ended December 31, 2012, 2011, and 2010, approximately 56%, 64% and 60% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our solutions. We have operations in the United Kingdom (through a wholly-owned UK subsidiary). In 2012, we began operating in Germany

(through the formation of a wholly-owned Germany subsidiary). During 2012, we continued to grow our operations in the United Kingdom and Germany.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

•	economic conditions in various parts of the world;

•	unexpected changes in regulatory requirements;

•	less protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	costs of compliance and penalties for noncompliance with foreign laws and laws applicable to companies doing business in foreign jurisdictions;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•	if more contracts become denominated in local currency, fluctuations in exchange rates; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets.

If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition. To date, almost all of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. As a result, our results of operations are subject to losses from fluctuations in foreign currency exchange rates.

Security breaches, cyber attacks or fraudulent activity could result in damage to our reputation or operations.
A security breach or cyber attack of either our computer systems or our third party cloud service provider systems could interrupt or damage our operations or harm our reputation. Despite the implementation of security measures, these systems may still be vulnerable to data theft, computer viruses, malicious software programs, programming errors, attacks by third parties or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including:

•	expenses to rectify the consequences of the security breach or cyber attack

•	liability for stolen assets or information,

•	costs of repairing damage to our systems,

•	increased costs of cyber security protection, and

•	damage to our reputation causing customers and investors to lose confidence in us.
Our cloud and other new offerings bring new business and operational risks.

We have introduced new products and technology initiatives in the area of cloud computing. We include in this category our SaaS offerings. Our SaaS offerings provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our investment. There is a risk that our SaaS offerings may reduce demand for licenses and maintenance of our traditional software products which could impact our revenue and/or operating margins in any given quarter. There is also a risk that our internal development and customer support teams could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. In addition, interruptions or delays in service from our third party service delivery hosts could impair the delivery of our services and harm our business. In the cloud, our products may be dependent upon third party hardware, software and cloud hosting vendors, all of which must interoperate for end users to achieve their computing goals. Additionally, operating margins on our new initiatives may be lower than those we have achieved in our more mature product markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Houston, Texas.
Our headquarters are located in Houston, Texas, from which we base our operations. Although we have contingency plans in effect for natural disasters or other catastrophic events (including terrorist attacks and hurricanes), these events could disrupt our operations. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Even a temporary disruption to our business operations may create a negative perception in the marketplace. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our strategy.
We believe that our existing cash and cash equivalents, our availability under our revolving credit facility with Wells Fargo, and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months and the foreseeable future. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described herein. In addition, we may require additional capital to fund acquisitions. Additional capital may not be available on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to invest in our business growth could be limited. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock. If we raise capital by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.  Capital raised through debt financings could require us to make periodic interest payments and could impose additional restrictive covenants on the conduct of our business that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The expiration of the research and experimentation tax credit or other general business credit could have a negative impact on our business, results of operations, financial condition or liquidity.
Our federal effective tax rate historically has been lower than the statutory rate of 35% largely due to tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. This tax credit is designed to stimulate qualifying company research and development over time by reducing after-tax costs. By qualifying for the tax credit, we have been able to use general business tax credits to reduce our federal income tax liability. Since its enactment in 1981, Congress has reinstated on a retroactive basis the research and experimentation tax credit several times. Unless the research and experimentation tax credit is reinstated for 2014, we will record federal income taxes in 2014 at the enacted federal rate of 34%, net of other tax credits.
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
Our common stock is thinly traded and we have a relatively small public float. For the quarterly period ended December 31, 2012, the average daily trading volume of our common stock on the New York Stock Exchange was 83,668 shares. Our common stock may be less liquid than the stock of companies with a broader public ownership. In addition, sales of a large volume of our common stock by us or our current stockholders, or the perception that sales could occur, may also have a significant impact on its trading price.
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
Our Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions include the following:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 90,000 square feet of office space. We also have small regional offices in Austin, Texas; and London, United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market information, holders and dividends
Our common stock is listed on the NYSE under the symbol “PRO”. The following table sets forth the high and low prices for shares of our common stock, as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	Low	High
Year ended December 31, 2011
First Quarter	$9.79	$14.89
Second Quarter	$13.23	$19.73
Third Quarter	$11.03	$18.27
Fourth Quarter	$11.53	$17.42
Year ended December 31, 2012
First Quarter	$14.63	$20.47
Second Quarter	$14.60	$20.12
Third Quarter	$12.75	$19.76
Fourth Quarter	$16.56	$20.62
On February 19, 2013 there were 74 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The following table sets forth information as of December 31, 2012 with respect to compensation plans under which our equity securities are authorized for issuance. For additional information on our equity compensation plans, see Note 8 of the Notes to the Consolidated Financial Statements.

	I	II	III
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	3,652,191	$10.82	699,359
Equity compensation plans not approved by security holders	—	—	—
Total	3,652,191	$10.82	699,359
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

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the NASDAQ Computer Index for the period commencing on December 31, 2007, and ending December 31, 2012. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2007, in our common stock, the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
PRO	$29.31	$52.75	$58.05	$75.84	$93.22
S&P 500	$61.51	$75.94	$85.65	$85.65	$97.13
NASDAQ Computer Index	$52.75	$90.11	$105.83	$106.35	$119.62
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
During 2012, we did not make any purchases of our common stock under this program. As of December 31, 2012, $10.0 million remains available under the stock repurchase program.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities for the year ended December 31, 2012.

Item 6. Selected financial data
The following selected consolidated financial data presented under the captions Selected Consolidated Statement of Operations Data and Selected Consolidated Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2012 are derived from the Consolidated Financial Statements of PROS Holdings, Inc. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected consolidated statement of operations data:
Total revenue	$117,791	$96,639	$71,045	$68,783	$75,588
Gross profit	84,006	70,337	50,653	50,138	56,336
Income (loss) from operations	8,180	8,775	(4,112)	7,367	13,933
Net income (loss)	4,966	6,350	(1,931)	5,516	10,757
Net earnings (loss) attributable to common stockholders	$4,966	$6,350	$(1,931)	$5,516	$10,757
Net earnings (loss) attributable to common stockholders per share:
Basic	0.18	0.24	(0.07)	0.21	0.41
Diluted	0.17	0.23	(0.07)	0.21	0.40
Weighted average number of shares:
Basic	27,366	26,832	26,090	25,711	26,121
Diluted	28,420	27,762	26,090	26,431	26,569
Selected consolidated balance sheet data:
Cash and cash equivalents	$83,558	$68,457	$55,845	$62,449	$51,979
Working capital	72,950	66,334	52,326	50,755	41,741
Total assets	146,479	121,259	98,128	85,329	76,967
Long-term obligations	3,334	2,976	1,461	2,418	3,187
Total stockholders’ equity	$88,669	$73,943	$59,503	$55,039	$43,752

Item 7. Management’s discussion and analysis of financial condition and results of operations
Overview

PROS provides big data software applications that are designed to help companies outperform in their markets by using big data to sell more effectively. We apply 27 years of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. We also provide professional services to implement our software applications as well as business consulting. Since inception, PROS has completed over 600 implementations of our solutions, across more than 30 industries in more than 50 countries.

Opportunities, trends and uncertainties
We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Growth opportunities. We believe the market for our big data software application is underpenetrated. Market interest for our software has increased over the past several years providing us with growth opportunities. We have and will continue to invest in our business to more effectively address these opportunities through significant investment in professional services, research and development, sales, marketing and back office. In addition to organic growth, we may acquire companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

•
Uncertain global economic conditions. The current global economic conditions have been challenging in recent years, and continue to be somewhat uncertain. The uncertain economic conditions have had and may have a negative impact on the adoption of big data software and may increase the volatility in our business. Due to the uncertain economic conditions, we continue to experience long sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are still facing significant economic and political crises and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of economic growth as well as in recessions, but it is uncertain the extent to which the current uncertain economic conditions will further affect our business.

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods impacting the timing of the recognition of revenue. For example, growth in our term license and SaaS service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 56%, 64% and 60% of our consolidated revenues were derived from customers outside the United States for each of the years ended December 31, 2012, 2011 and 2010, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. For the year ended December 31, 2012, our effective income tax rate was 38% as compared to the federal rate of 34%. Our effective tax rate is higher than the federal rate due to nondeductible share based compensation expense and the impact of the nonrenewal of the Research and Experimentation ("R&E") tax credit in 2012, partially offset by a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits recorded in 2012. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which, among other things, made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, the full benefit of the 2012 R&E tax credit will be recorded in the first quarter of 2013.

Discussion of consolidated financial information
Revenue
Our revenue is derived from the licensing of software solutions, associated software maintenance and support, and implementation and consulting services. To a lesser extent, our revenue includes nonsoftware related hosting and cloud services. Our arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates.
License and implementation revenue. We derive the majority of our license and implementation revenue from the sale of perpetual licenses and related implementation services. We evaluate the nature and scope of implementation services for each arrangement and have concluded that, generally, our implementation services are essential to our customers’ usability of our licensed software solutions, and therefore, we recognize revenue from these perpetual software license and related implementation services together as the services are performed using the percentage-of-completion method provided other revenue recognition criteria have been met. We also recognize revenue associated with billable expenses when the expenses are billed.
Our contractual arrangements typically include implementation services to configure and implement our solutions to meet the integration and process needs of our customers. We have historically recognized revenue from the majority of our software sales on a percentage-of-completion basis, which has provided visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of recognition of revenue on these types of arrangements will vary based on the nature and requirements of our contracts. Under percentage-of-completion method of accounting, our revenue recognition generally begins when efforts are expended during the implementation, which helps alleviate pressure to enter into license agreements at the end of any particular quarter as we are typically not able to recognize the corresponding revenue during the period in which the agreement is signed except to the extent we provide implementation services during the period. As a result of our revenue recognition policy, revenue from license arrangements is generally recognized over the implementation period, which typically ranges from four to fifteen months.
The percentage-of-completion computation is measured by the percentage of man-days expended on an implementation during the reporting period as a percentage of the total man-days estimated to be necessary to complete the software implementation. We measure performance under the percentage-of-completion method using the total man-day method based on current estimates of man-days to complete the software implementation. Management believes that for each such software implementation, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a software implementation's progress toward completion. In addition, under our fixed-fee software implementation arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable. See Critical accounting policies and estimates for additional information regarding revenue recognition.
We also license software under term license agreements that typically include maintenance and support during the contractual license term. Our term license agreements typically range from two to five years. Revenue and the associated costs are deferred until the delivery of the licensed solution and recognized ratably over the remaining contractual license term. Revenue from term license agreements, which are included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented 4.8%, 5.8%, and 2.3% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the contractual term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented 2.6%, 2.3% and 0.5% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services on our software solutions. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes customer support and the right to unspecified software updates and enhancements on a when and if available basis. Approximately 97% of the maintenance and support arrangements by our customers were renewed for the years ended December 31, 2012 and 2011.

Cost of revenue
Cost of license and implementation revenue. Cost of license and implementation revenue includes those costs related to the implementation of our solutions, principally (a) personnel costs, which include our employees and third party contractors, (b) billable and nonbillable travel, lodging and other out-of-pocket expenses, (c) hosting and cloud-related expenses and (d) an allocation of depreciation, facilities and IT support costs and other costs incurred in providing implementation services to our customers. License and implementation costs may vary from quarter to quarter depending on a number of factors, including the amount of implementation services required to deploy our solutions.
Cost of maintenance and support revenue. Cost of maintenance and support consists largely of personnel related expenses and an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers.
Operating expenses
Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses principally consist of (a) personnel costs, which include our employees and third party contractors and sales commissions related to selling, marketing and administrative personnel, (b) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (c) travel and other out-of-pocket expenses, (d) accounting, legal and other professional fees and (e) an allocation of depreciation, facilities and IT support costs and other costs.

Research and development. Research and development expenses principally consist of (a) personnel costs, which include our employees and third party contractors, comprised of software developers, scientists and product managers working on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing and (b) an allocation of depreciation, facilities and IT support costs and other costs.
Income taxes
We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2012, our deferred tax assets consisted primarily of temporary differences related to noncash share based compensation. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
We record our deferred tax assets and liabilities at an amount based upon a U.S. federal income tax rate of 34% and appropriate statutory tax rates of various state and local jurisdictions in which we operate. If our tax rates change in the future, we may adjust our deferred tax assets and liabilities to an amount reflecting those income tax rates. Any change will affect the provision for income taxes during the period that the determination is made.
Our effective tax rate was 38% and 26% for the years ended December 31, 2012 and 2011, respectively, and a tax benefit of 54% for the year ended December 31, 2010. Our federal effective tax rate historically has been lower than the federal rate of 34% largely due to the application of general business tax credits. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which, among other things, made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, the full benefit of the 2012 R&E tax credit will be recorded in the first quarter of 2013.
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
Results of operations
Comparison of year ended December 31, 2012 with year ended December 31, 2011
Revenue:

	For the Year Ended December 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$77,656	66%	$62,975	65%	$14,681	23%
Maintenance and support	40,135	34%	33,664	35%	6,471	19%
Total	$117,791	100%	$96,639	100%	$21,152	22%
License and implementation. License and implementation revenue increased $14.7 million to $77.7 million for the year ended December 31, 2012 from $63.0 million for the year ended December 31, 2011, representing a 23% increase. The increase in license and implementation revenue was principally the result of a 23% increase in the number of implementations from 108 to 133, which increased the number of man-days expended by 15% and a 7% increase in the average revenue recognized per man-day as compared to the corresponding period of 2011.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 4.8% and 5.8% of total revenue for the year ended December 31, 2012 and 2011, respectively. Revenue from hosting services represented approximately 2.6% and 2.3% of total revenue for the year ended December 31, 2012 and 2011, respectively.
Maintenance and support. Maintenance and support revenue increased $6.5 million to $40.1 million for the year ended December 31, 2012 from $33.7 million for the year ended December 31, 2011, representing a 19% increase. The increase in maintenance and support revenue was principally the result of an increase in the number of customers for which we are providing maintenance and support services.
Total Revenue. Total revenue increased $21.2 million to $117.8 million for the year ended December 31, 2012 from $96.6 million for the year ended December 31, 2011, representing a 22% increase. Revenue from the manufacturing, distribution and services ("MDS") industries increased $19.0 million to $66.2 million for the year ended December 31, 2012 from $47.1 million for the year ended December 31, 2011 representing a 40% increase. The increase in MDS revenue was due to an increase in demand from our business-to-business ("B2B") customers. Revenue from Travel increased $2.1 million to $51.6 million for the year ended December 31, 2012 from $49.5 million for the year ended December 31, 2011 representing a 4% increase.

Cost of revenue and gross profit:

	For the Year Ended December 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$25,830	33%	$19,627	31%	$6,203	32%
Cost of maintenance and support	7,955	20%	6,675	20%	1,280	19%
Total cost of revenue	$33,785	29%	$26,302	27%	$7,483	28%
Gross profit	$84,006	71%	$70,337	73%	$13,669	19%
Cost of license and implementation. Cost of license and implementation revenue increased $6.2 million to $25.8 million for the year ended December 31, 2012 from $19.6 million for the year ended December 31, 2011, representing a 32% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $4.5 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.2 million of noncash share based compensation expense. In addition, there was an increase of $0.8 million of travel expenses due to the increase in the number of implementations, an increase of $0.7 million in expenses related to hosting and our cloud-based service offerings and an increase of $0.2 million of third party recruiting expenses.
License and implementation gross margins were 67% for the year ended December 31, 2012 compared with 69% for the year ended December 31, 2011. The decrease in the license and implementation gross margin was principally the result of a 32% increase in license and implementation costs due to the increase in the level of implementations in 2012 compared to 2011. License and implementation gross margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support revenue increased $1.3 million to $8.0 million for the year ended December 31, 2012 from $6.7 million for the year ended December 31, 2011, representing a 19% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributable to an increase of $1.0 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross margins were 80% for both the year ended December 31, 2012 and 2011.
Gross profit. Gross profit increased $13.7 million to $84.0 million for the year ended December 31, 2012 from $70.3 million for the year ended December 31, 2011, representing a 19% increase. The increase in overall gross profit was principally attributable to a 22% increase in total revenue.
Operating expenses:

	For the Year Ended December 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$48,215	41%	$35,891	37%	$12,324	34%
Research and development	27,611	23%	25,671	27%	1,940	8%
Total operating expenses	$75,826	64%	$61,562	64%	$14,264	23%
Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $12.3 million to $48.2 million for the year ended December 31, 2012 from $35.9 million for the year ended December 31, 2011, representing a 34% increase. The increase was principally attributable to an increase of $9.9 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $2.2 million of noncash share based compensation. In addition, there were increases of $1.1 million of travel expenses primarily a result of increased sales activity, $1.0 million of third party professional fees, $0.9 million of overhead and other expenses and $0.3 million in third party recruiting expenses. These increases were partially offset by a $0.7 million decrease in sales and marketing expenses resulting from decreases in certain marketing initiatives and a $0.3 million decrease in bad debt expense.
Research and development expenses. Research and development expenses increased $1.9 million to $27.6 million for the year ended December 31, 2012 from $25.7 million for the year ended December 31, 2011, representing a 8% increase. The increase in research and development expenses was principally attributable to an increase of $3.9 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, offset by $2.0 million of personnel costs that were capitalized related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $0.3 million of noncash share based compensation.
Other (expense) income, net:

	For the Year Ended December 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Other (expense) income, net	(163)	—%	(141)	—%	22	—%

Other (expense) income, net. Other (expense) income, net consists of interest expense which includes debt issuance cost amortization on the $50 million revolving credit facility ("Revolver) we entered into with Wells Fargo in July 2012, foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency and interest income on our cash and cash equivalents. The increase in the expense was principally attributed to $0.1 million of interest expense from the Revolver, partially offset by decreases in foreign currency losses in 2012.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	38%	26%	n/a	12%
Income tax provision	$3,051	$2,284	$767	34%
Income tax provision. Our income tax provision increased $0.8 million to $3.1 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011. Our effective tax rates were 38% and 26% for the years ended December 31, 2012 and 2011, respectively. The increase in our effective tax rate relative to federal tax rate for the year ended December 31, 2012 is due to nondeductible share based compensation expense and the impact of the nonrenewal of the R&E tax credit in 2012, partially offset by a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits recorded in 2012. The effective tax rate of 26% in 2011 was lower than the federal tax rate due to the application of R&E tax credits, which expired at the end of 2011.

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

License and implementation. License and implementation revenue increased $20.9 million to $63.0 million for the year ended December 31, 2011 from $42.1 million for the year ended December 31, 2010, representing a 50% increase. The increase in license and implementation revenue was principally the result of a 17% increase in the number of implementations from 92 in 2010 to 108 in 2011, which increased the number of man-days expended by 41% and a 6% increase in license and implementation revenue recognized per man-day as compared to the corresponding period in 2010. In addition, a reduction of $2.8 million of license and implementation revenue in 2010 associated with a legal settlement contributed to the period over period increase.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 5.8% and 2.3% of total revenue for the year ended December 31, 2011 and 2010, respectively. Revenue from hosting services represented approximately 2.3% and 0.5% of total revenue for the year ended December 31, 2011 and 2010, respectively.
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
Total revenue. Total revenue increased $25.6 million to $96.6 million for the year ended December 31, 2011 from $71.0 million for the year ended December 31, 2010, representing a 36% increase. Revenue from the MDS industries increased $9.9 million to $47.1 million for the year ended December 31, 2011 from $37.2 million for the year ended December 31, 2010 representing a 27% increase. The increase in MDS revenue was due to an increase in demand from our business-to-business ("B2B") customers. Revenue from Travel increased $15.7 million to $49.5 million for the year ended December 31, 2011 from $33.8 million for the year ended December 31, 2010 representing a 46% increase. The increase in Travel was due to increased demand in travel solutions; in addition revenue from Travel in 2010 was reduced by a one-time $3.1 million reduction in revenue associated with a legal settlement.
Cost of revenue and gross profit:

	For the Year Ended December 31,
	2011		2010
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$19,627	31%	$14,576	35%	$5,051	35%
Cost of maintenance and support	6,675	20%	5,816	20%	859	15%
Total cost of revenue	$26,302	27%	$20,392	29%	$5,910	29%
Gross profit	$70,337	73%	$50,653	71%	$19,684	39%
Cost of license and implementation. Cost of license and implementation revenue increased $5.1 million to $19.6 million for the year ended December 31, 2011 from $14.6 million for the year ended December 31, 2010, representing a 35% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $4.2 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount needed to support the increased number of active and anticipated implementations and an increase of $0.3 million of noncash share based compensation expense. In addition, there was an increase of $0.4 million of travel expense due to the increase in the number of implementations, an increase of $0.3 million of expensed capitalized implementation costs from contracts in which revenue has been deferred. These increases were partially offset by a decrease of $0.4 million of third party deployment software costs.

License and implementation gross margins were 69% for the year ended December 31, 2011 as compared to 65% for the year ended December 31, 2010. The legal settlement negatively impacted license and implementation gross margins by two percentage points for the year ended December 31, 2010.
Cost of maintenance and support. Cost of maintenance and support revenue increased $0.9 million to $6.7 million for the year ended December 31, 2011 from $5.8 million for the year ended December 31, 2010, representing a 15% increase. The cost of providing support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributed to an increase of personnel costs associated with continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross margins were flat at 80% for both of the years ended December 31, 2010 and 2009.
Gross profit. Gross profit increased $19.7 million to $70.3 million for the year ended December 31, 2011 from $50.7 million for the year ended December 31, 2010, representing a 39% increase. The increase in overall gross profit was principally attributable to a 36% increase in total revenue.
Operating expenses:

	For the Year Ended December 31,
	2011		2010
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$35,891	37%	$34,101	48%	$1,790	5%
Research and development	25,671	27%	20,664	29%	5,007	24%
Total operating expenses	$61,562	64%	$54,765	77%	$6,797	12%
Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $1.8 million to $35.9 million for the year ended December 31, 2011 from $34.1 million for the year ended December 31, 2010, representing a 5% increase. The increase was principally attributable to an increase of $3.2 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives. In addition, there was an increase of $1.5 million in marketing programs, an increase of $0.7 million in accounting and other professional fees, an increase of $0.6 million of other employee related overhead costs and an increase of $0.2 million in bad debt expense. These increases were offset by a decrease of $3.1 million associated with a 2010 legal settlement and a decrease of $1.6 million associated with severance and accelerated noncash share based compensation expense related to the retirement of our former Chief Executive Officer in 2010.
Research and development expenses. Research and development expenses increased $5.0 million to $25.7 million for the year ended December 31, 2011 from $20.7 million for the year ended December 31, 2010, representing a 24% increase. The increase in research and development expenses was principally attributable to an increase of $4.1 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, an increase of $0.5 million of other employee related overhead costs, and an increase of $0.2 million of travel expense.
Other (expense) income, net:

	For the Year Ended December 31,
	2011		2010
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Other (expense) income, net	$(141)	—%	$(81)	—%	$60	—%

Other (expense) income, net. Other (expense) income, net includes foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency and interest income on our cash and cash equivalents. The increase in other expense was primarily attributed to an increase in 2011 foreign currency losses.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	Variance $	Variance %
Effective tax rate	26%	(54)%	n/a	80%
Income tax provision (benefit)	$2,284	$(2,262)	$4,546	nm

Income tax provision. Our income tax provision increased $4.5 million to a tax provision of $2.3 million for the year ended December 31, 2011 from a tax benefit of $2.3 million for the year ended December 31, 2010. We recorded a current federal tax benefit of $2.3 million in 2010 based primarily on loss from operations of $4.2 million which was carried back to a previous year. The current year income tax expense is primarily attributable to reporting pre-tax income during the year ended December 31, 2011 which resulted in a federal tax provision as compared to reporting a pre-tax loss during the year ended December 31, 2010 which resulted in a federal tax benefit.

Changes to deferred income taxes are generally based on management's evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.  In assessing the need for a valuation allowance, management considers all available information within each taxing jurisdiction, including past operating results and estimates of future taxable income.

Liquidity and capital resources:

At December 31, 2012, we had $83.6 million of cash and cash equivalents and $73.0 million of working capital as compared to $68.5 million of cash and cash equivalents and $66.3 million of working capital at December 31, 2011. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances, availability under our Revolver and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At December 31, 2012, we had restricted cash of $0.3 million related to letters of credit.
The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net cash provided by (used in) operating activities	$24,652	$14,243	$(5,276)
Net cash provided by (used in) investing activities	(9,527)	(2,965)	(1,890)
Net cash provided by (used in) financing activities	(24)	1,334	562
Cash and cash equivalents (beginning of period)	68,457	55,845	62,449
Cash and cash equivalents (end of period)	$83,558	$68,457	$55,845
Cash flow analysis:
Our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to noncash expenses such as depreciation, changes in deferred tax assets, changes in the provision for doubtful accounts, excess tax benefit on noncash share based compensation and non-cash share based compensation; and (ii) changes in our working capital.
Net cash provided by operating activities for the year ended December 31, 2012 was $24.7 million, which represents an increase of $10.4 million when compared to the same period in 2011. For the year ended December 31, 2012, our cash flows from operations were derived principally from our earnings from on-going operations prior to noncash expenses such as depreciation, excess tax benefits on share-based compensation, tax benefits on share-based compensation, share-based compensation and changes in our working capital. The increase in net cash provided by operating activities in 2012 as compared to 2011 was principally due to an increase of $8.2 million attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue and $3.6 million of noncash expenses principally as the result of the increase period over period in share-based compensation. These increases were partially offset by a decrease of $1.4 million of net income. Included in our changes in operating assets and liabilities in 2012 was $5.1 million of cash provided from a federal tax refund received in the second quarter. Uses of cash from investing activities consisted of $7.5 million of purchases of property and equipment as a result of infrastructure investments and costs related to the renovation and expansion of our facility and $2.0 million in capitalized internal-use software development costs related to our cloud-based service offerings.
Net cash provided by operating activities for the year ended December 31, 2011 was $14.2 million, which represents an increase of $19.5 million when compared to the same period in 2010. Net cash used in operating activities of $5.3 million for the year ended December 31, 2010 was negatively impacted by an $11.0 million cash out-flow for legal fees and settlement costs. The increase in net cash provided by operating activities in 2011 as compared to 2010 was principally due to an increase in net earnings of $8.3 million, net increases of $0.5 million in noncash expenses and an increase of $10.8 million attributed to changes in operating assets and liabilities. Uses of cash from investing activities for the year ended December 31, 2011 principally consisted of $3.0 million of purchases of property and equipment. Net cash provided by financing activities consisted of proceeds from stock option exercises of $1.9 million and excess tax benefits from stock-based compensation of $1.4 million, offset by tax withholding related to the net share settlement of vesting of employee share-based awards of $1.9 million.

Net cash used in operating activities for the year ended December 31, 2010 was $5.3 million which was negatively impacted by $11.0 million cash out-flow for legal fees and settlement costs. The decrease in net cash provided by operating activities in 2010 was principally due to a decrease in net losses of $1.9 million, a decrease of $10.9 million attributed to changes in operating assets and liabilities, partially offset by net increases of $7.6 million in noncash expenses. Uses of cash from investing activities for the year ended December 31, 2010 consisted of $1.5 million of purchases of property and equipment, an increase of $0.3 million in restricted cash related to a letter of credit and $0.1 million of short term investments associated with an investment in a certificate of deposit. Net cash provided by financing activities consisted of excess tax benefits from stock-based compensation of $1.0 million and proceeds from stock option exercises of $0.9 million, offset by tax withholding related to the net share settlement of restricted stock units of $1.3 million.
Stock repurchases
In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, $10.0 million remained available in the stock repurchase program. The repurchase of stock if continued will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Contractual obligations
The following table sets forth our contractual obligations as of December 31, 2012:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	more than 5 years
Operating leases	$6,034	$1,794	$3,134	$1,106	$—
Total contractual obligations	$6,034	$1,794	$3,134	$1,106	$—

Operating Leases
In June 2012, we entered into a fourth amendment to our corporate office lease in Houston, TX (the "Lease Amendment"). The Lease Amendment, among other things, provides for an increase in the square footage of our corporate office to 90,389, and provided an option to an additional 7,411 square feet. The term of this lease runs until until September 30, 2016. The lease has two options to extend the total term of the lease for an additional 72 months, and provides for an early termination at any time after July 31, 2013. In addition, we lease approximately 3,100 square feet in London, United Kingdom, and 3,300 square feet in Austin Texas. These leases expire in August 2022, with an option to terminate in August 2015, and September 2016, respectively.

Credit facility

In July 2012, we, through our wholly owned operating subsidiary, PROS, Inc., entered into a $50 million revolving credit facility ("Revolver") with Wells Fargo which matures in July 2017.

Outstanding borrowings under the Revolver bear interest, at the end of the applicable one month, three month or six month interest period, at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.50% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of our material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event our availability under the Revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default. As of December 31, 2012, we are in compliance with all financial covenants in the Revolver.

    Debt issuance costs of $0.3 million incurred related to the Revolver have been capitalized and are being amortized to interest expense over the remaining term of the Revolver.

There were no outstanding borrowings under the Revolver as of December 31, 2012.

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
Revenue recognition
We derive our revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, our revenue includes nonsoftware related hosting services. Our arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage independent contractors to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

In determining whether implementation services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

Our software license arrangements typically include implementation services that can be considered essential to the customer’s usability of the licensed software solutions and accordingly do not qualify for separate accounting treatment for the license and implementation services revenues and software license revenue is generally recognized together with the implementation services using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

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

We also license software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the license, there is no renewal rate and we have not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 4.8%, 5.8% and 2.3% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented approximately 2.6%, 2.3% and 0.5% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively

Our customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”)) Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements that contain nonsoftware related elements to:

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

For multiple element arrangements containing our nonsoftware services, we must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”), or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain software and nonsoftware elements such as our hosting service offerings, we allocate revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation.  We determine fair value for each deliverable using this hierarchy and utilize VSOE of fair value if it exists.

In certain instances, we may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When we are unable to establish selling prices using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, we continue to account for such arrangements under the software revenue recognition standards which requires us to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Noncash share based compensation
We have two noncash share based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide noncash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. As of December 31, 2012, we have granted stock options, restricted stock units, stock appreciation rights (“SARs”) and market stock units ("MSUs").
Noncash share based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
The fair value of the restricted stock units is based on the closing price of our stock on the date of grant. We estimate the fair value of stock options and SARs, using the Black-Scholes option pricing model, which requires us to use significant judgment to make estimates regarding the expected life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. The expected life of the award is a historical weighted average of the expected lives of similar securities of comparable public companies. We estimate volatility using a combination of our historical volatility and the volatilities of an appropriately selected peer group of companies, given our limited public stock price history as of the date of the grant. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends.
As we issue stock options and SARs, we evaluate the assumptions used to value our stock option awards and SARs. If factors change and we employ different assumptions, noncash share based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned noncash share based compensation expense. Future noncash share based compensation expense and unearned noncash share based compensation will increase to the extent that we grant additional equity awards to employees.
We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately are expected to vest. Significant judgment is required in determining the adjustment to noncash share based compensation expense for estimated forfeitures. Noncash share based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures.
The MSUs are performance-based awards that vest based on our relative shareholder return relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two year period ending December 31, 2013 (“Performance Period”). The MSUs vest on January 1, 2014, and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period. We did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

At December 31, 2012, we had $18.9 million of total unrecognized compensation costs related to noncash share based compensation arrangements for stock options, SARs, restricted stock units and MSUs granted. These costs will be recognized over a weighted-average period of 2.4 years.
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
Our Federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits.  In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which, among other things, made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, the full benefit of the 2012 R&E tax credit will be recorded. As a result of the retroactive reinstatement of the R&E tax credit, we will record the full benefit of the 2012 R&E tax credit in the first quarter of 2013.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to the financial statement presentation of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. We adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in our unaudited condensed statements of comprehensive income. For the year ended December 31, 2012 and 2011, we did not report other comprehensive income in our consolidated statements of comprehensive income. In previous periods, we have reported foreign currency translation adjustments in other comprehensive income related to a wholly owned foreign subsidiary. In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. We do not believe that the adoption of ASU 2013-2 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2012 would have resulted in a $0.9 million loss. In addition, the Company has operating subsidiaries in the United Kingdom and Germany. However, due to the relative low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company's exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under the Company's Revolver. As of December 31, 2012, the Company had no borrowings under the Revolver.

Item 8. Financial statements and supplementary data
The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein by reference. See Item 15 (a)(1) and (2).
Item 9. Change in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation as of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012 based upon the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 11. Executive compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 13. Certain relationships, related transactions and director independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Part IV
Item 15. Exhibits and financial statements schedules
(a)(1) Financial Statements
Reference is made to the Index to Financial Statements in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
Reference is made to Schedule II, Valuation and Qualifying Accounts, as indexed on page F-1.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

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
Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 22, 2013
Andres Reiner

/s/ Charles H. Murphy	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 22, 2013
Charles H. Murphy

/s/ Ronald F. Woestemeyer	Executive Vice President, Strategic Business Planning and Director	February 22, 2013
Ronald Woestemeyer

/s/ William Russell	Chairman of the Board	February 22, 2013
William Russell

/s/ Ellen Keszler	Director	February 22, 2013
Ellen Keszler

/s/ Greg B. Petersen	Director	February 22, 2013
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 22, 2013
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 22, 2013
Mariette M. Woestemeyer

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PROS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 22, 2013

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$83,558	$68,457
Accounts and unbilled receivables, net of allowance of $760 and $1,130, respectively	38,801	33,864
Prepaid and other current assets	5,067	8,353
Total current assets	127,426	110,674
Restricted cash	329	329
Property and equipment, net	12,788	4,703
Other long term assets, net	5,936	5,553
Total assets	$146,479	$121,259
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,775	$4,915
Accrued liabilities	3,258	1,541
Accrued payroll and other employee benefits	7,669	4,790
Deferred revenue	39,774	33,094
Total current liabilities	54,476	44,340
Long-term deferred revenue	2,007	2,850
Other long-term liabilities	1,327	126
Total liabilities	57,810	47,316
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 31,966,432 and 31,432,430 shares issued, respectively; 27,548,847 and 27,014,845 shares outstanding, respectively	32	31
Additional paid-in capital	87,693	77,934
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	14,882	9,916
Total stockholders’ equity	88,669	73,943
Total liabilities and stockholders’ equity	$146,479	$121,259
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2012	2011	2010
Revenue:
License and implementation	$77,656	$62,975	$42,067
Maintenance and support	40,135	33,664	28,978
Total revenue	117,791	96,639	71,045
Cost of revenue:
License and implementation	25,830	19,627	14,576
Maintenance and support	7,955	6,675	5,816
Total cost of revenue	33,785	26,302	20,392
Gross profit	84,006	70,337	50,653
Operating expenses:
Selling, marketing, general and administrative	48,215	35,891	34,101
Research and development	27,611	25,671	20,664
Income (loss) from operations	8,180	8,775	(4,112)
Other expense, net	(163)	(141)	(81)
Income (loss) before income tax provision	8,017	8,634	(4,193)
Income tax provision (benefit)	3,051	2,284	(2,262)
Net income (loss)	$4,966	$6,350	$(1,931)
Net earnings (loss) attributable to common stockholders per share:
Basic	$0.18	$0.24	$(0.07)
Diluted	$0.17	$0.23	$(0.07)
Weighted average number of shares:
Basic	27,365,731	26,831,530	26,089,850
Diluted	28,419,956	27,761,958	26,089,850

Other comprehensive income (loss), net of tax:
Other comprehensive income	—	—	—
Comprehensive income (loss)	$4,966	$6,350	$(1,931)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$4,966	$6,350	$(1,931)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,286	1,609	1,361
Share-based compensation	9,645	6,832	6,964
Excess tax benefits on share-based compensation	(1,686)	(1,379)	(959)
Tax benefit from share-based compensation	1,573	1,320	467
Deferred income tax, net	962	315	(187)
Provision for doubtful accounts	(326)	178	(87)
Changes in operating assets and liabilities:
Accounts and unbilled receivable	(4,609)	(6,656)	(16,860)
Prepaid expenses and other	2,215	(2,971)	(3,205)
Accounts payable and other liabilities	(790)	2,579	728
Accrued liabilities	1,700	(392)	(158)
Accrued payroll and other employee benefits	2,879	405	84
Other current liabilities	—	—	(4,866)
Deferred revenue	5,837	6,053	13,373
Net cash provided by (used in) operating activities	24,652	14,243	(5,276)
Investing activities:
Purchases of property and equipment	(7,514)	(3,002)	(1,524)
Capitalized internal-use software development costs	(2,013)	—	—
Increase in restricted cash	—	(36)	(293)
Decrease (increase) in short-term investment	—	73	(73)
Net cash used in investing activities	(9,527)	(2,965)	(1,890)
Financing activities:
Exercise of stock options	1,354	1,874	888
Excess tax benefits on share-based compensation	1,686	1,379	959
Tax withholding related to net share settlement of restricted stock units	(2,814)	(1,919)	(1,285)
Debt issuance costs related to revolver	(250)	—	—
Net cash (used in) provided by financing activities	(24)	1,334	562
Net increase (decrease) in cash and cash equivalents	15,101	12,612	(6,604)
Cash and cash equivalents:
Beginning of period	68,457	55,845	62,449
End of period	$83,558	$68,457	$55,845
Supplemental disclosure of cash flow information:
Cash refund (paid) during period for:
Taxes	$4,694	$(5,330)	$(84)
Interest	$(68)	$—	$—
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$1,425	$606	$543

The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-In capital	Treasury stock		Accumulated (deficit) retained earnings	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2009	25,745,923	$30	$63,439	4,417,585	$(13,938)	$5,508	$55,039
Exercise of stock options	159,945	—	888	—	—	—	888
Restricted stock units net settlement	453,547	1	(1,914)	—	—	—	(1,913)
Excess tax benefits from stock based compensation	—	—	467	—	—	—	467
Noncash share based compensation	—	—	6,964	—	—	—	6,964
Translation adjustment	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(1,931)	(1,931)
Balance at December 31, 2010	26,359,415	31	69,844	4,417,585	(13,938)	3,566	59,503
Exercise of stock options	308,762	—	1,874	—	—	—	1,874
Restricted stock units net settlement	346,668	—	(1,919)	—	—	—	(1,919)
Excess tax benefits from stock based compensation	—	—	1,303	—	—	—	1,303
Noncash share based compensation	—	—	6,832	—	—	—	6,832
Net income	—	—	—	—	—	6,350	6,350
Balance at December 31, 2011	27,014,845	31	77,934	4,417,585	(13,938)	9,916	73,943
Exercise of stock options	126,604	—	1,354	—	—	—	1,354
Restricted stock units net settlement	407,398	1	(2,814)	—	—	—	(2,813)
Excess tax benefits from stock based compensation	—	—	1,574	—	—	—	1,574
Noncash share based compensation	—	—	9,645	—	—	—	9,645
Net income	—	—	—	—	—	4,966	4,966
Balance at December 31, 2012	27,548,847	$32	$87,693	4,417,585	$(13,938)	$14,882	$88,669
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (the “Company”), provides big data software applications that are designed to help companies outperform in their markets by using big data to sell more effectively. The Company applies data science to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. The Company offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers to receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its big data software applications to enterprises across a range of industries, including manufacturing, distribution, services and travel.
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
Financial instruments
The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, approximates their fair values at December 31, 2012 and 2011. For additional information on the Company’s fair value measurements, see Note 6 to the Consolidated Financial Statements.

Prepaid expenses and other assets
Prepaid expenses and other assets consist primarily of short-term deferred tax assets, prepaid income taxes, deferred project costs and prepaid third-party license fees.

Property and equipment, net
Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation on leasehold improvements is recorded using the shorter of the lease term or useful life. When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the Consolidated Statements of Comprehensive Income in the period of disposal.

Internal-use software

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software is included in property and equipment, net in the Consolidated Balance Sheets.
Impairment of long-lived assets
Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company has not recorded any impairment charges in any of the years ended December 31, 2012, 2011 and 2010.
Research and development
Research and development costs for software sold to our customers is expensed as incurred. These costs include salaries and personnel costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new solutions and upgrading and enhancing existing solutions.
Treasury stock
The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 7 to the Consolidated Financial Statements.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes nonsoftware related hosting services. The Company’s arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage independent contractors to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

In determining whether implementation services revenue should be accounted for separately from license revenue, the Company evaluates whether the professional services are considered essential to the functionality of the software using factors such as the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of its implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

The Company’s software license arrangements typically include implementation services that can be considered essential to the customer’s usability of the licensed software solutions and accordingly do not qualify for separate accounting treatment for the license and implementation services revenues and software license revenue is generally recognized together with the implementation services using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

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

The Company also licenses software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the license, there is no renewal rate and the Company has not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Comprehensive Income, represented approximately 4.8%, 5.8% and 2.3% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

For arrangements that include hosting services we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting services, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented approximately 2.6%, 2.3% and 0.5% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively

The Company’s customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”)) Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements that contain nonsoftware related elements to:

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

For multiple element arrangements containing our nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”), or BESP, as applicable, and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain software and nonsoftware elements such as the Company's hosting service offerings, we allocate revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation.  We determine fair value for each deliverable using this hierarchy and utilize VSOE of fair value if it exists.

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Foreign currency
The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in other (expense) income, net included in the accompanying Consolidated Statements of Comprehensive Income.
The Company translates assets and liabilities of its foreign subsidiaries, whose functional currency is the U.S. dollar, at exchange rates in effect at the balance sheet date. The Company translates revenue and expenses using the monthly average exchange rate. The Company includes foreign currency translation adjustments in the accompanying Consolidated Statements of Comprehensive Income .
Noncash share based compensation
The Company has two noncash share based compensation plans, the 1999 Equity Incentive Plan ("1999 Stock Plan") and the 2007 Equity Incentive Plan ("2007 Stock Plan"), which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. The Company’s 2007 Stock Plan was adopted in March 2007. The Company may provide noncash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.
To date, the Company has granted stock options, stock appreciation rights, restricted stock units and market stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and market stock units or upon vesting of restricted stock units. The following table presents the number of awards outstanding for each award type as of December 31, 2012 and 2011.

	Year Ended December 31,
Award type	2012	2011
Stock options	1,475	1,581
Restricted stock units	1,183	1,146
Stock appreciation rights	790	830
Market stock units	205	—
Stock options. The Company did not grant stock options during 2012 and 2011. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the restricted stock units ("RSUs") is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.
Stock appreciation rights. Stock appreciation rights (“SARs”) will be settled in stock at the time of exercise and vest over four years from the date grant. The Company used the Black-Scholes option pricing model to estimate the fair value of its SARs. The determination of the fair value of SARs utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. The expected life of the stock option noncash share based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends.

Market stock units. The market stock units ("MSUs") are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two year period ending December 31, 2013 (“Performance Period”). The MSUs vest on January 1, 2014, and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatilities of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not grant any MSUs in 2011.
As the Company issues stock options and SARs, it evaluates the assumptions used to value our stock option awards and SARs. If factors change and the Company employs different assumptions, noncash share based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned noncash share based compensation expense. Future noncash share based compensation expense and unearned noncash share based compensation will increase to the extent that the Company grants additional equity awards to employees.
At December 31, 2012, there were an estimated $18.9 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years. For further discussion of the Company’s noncash share based compensation plans, see Note 8 to the Consolidated Financial Statements.
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
The Company accounts for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information regarding the Company’s income taxes, see Note 9 to the Consolidated Financial Statements.
Earnings per share
The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company’s outstanding stock options, stock appreciation rights and restricted stock units are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to the financial statement presentation of reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive

Income. The Company adopted the standard on January 1, 2012, reporting comprehensive income in a single continuous financial statement in our unaudited condensed statements of comprehensive income. For the year ended December 31, 2012 and 2011, the Company did not report other comprehensive income in its consolidated statements of comprehensive income. In previous periods, the Company has reported cumulative foreign currency translation adjustments in other comprehensive income related to a wholly-owned foreign subsidiary.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of ASU 2013-2 will have a material impact on the Company's consolidated financial statements.
3. Accounts receivable and contracts in progress
Accounts receivable at December 31, 2012 and 2011, consists of the following:

	December 31,
	2012	2011
Accounts receivable	$34,332	$29,930
Unbilled receivables	5,229	5,064
Total receivables	39,561	34,994
Less: allowance for doubtful accounts	(760)	(1,130)
Accounts receivable, net	$38,801	$33,864
The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, totaled approximately $(0.3) million, $0.2 million and $(0.1) million, respectively.
Activity related to contracts in progress at December 31, 2012 and 2011, is summarized as follows:

	December 31,
	2012	2011
Costs and estimated earnings recognized to date	$228,912	$154,040
Progress billings to date	(265,463)	(184,920)
Total	$(36,551)	$(30,880)
The foregoing table reflects the aggregate invoiced amount of all contracts in progress as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, as follows:

	December 31,
	2012	2011
Unbilled receivables	$5,229	$5,064
Deferred revenue	(41,780)	(35,944)
Total	$(36,551)	$(30,880)
At December 31, 2012 and 2011, the Company had approximately $11.1 million and $8.6 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue.

4. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to common stockholders	$4,966	$6,350	$(1,931)
Denominator:
Weighted average shares (basic)	27,366	26,832	26,090
Dilutive effect of stock options, restricted stock units and stock appreciation rights	1,054	930	—
Weighted average shares (diluted)	28,420	27,762	26,090
Basic earnings (loss) per share	$0.18	$0.24	$(0.07)
Diluted earnings (loss) per share	$0.17	$0.23	$(0.07)
Approximately 416,000, 893,000 and 2,238,000 of potential common shares have not been considered in the diluted earnings per calculation for the years ended December 31, 2012, 2011 and 2010, respectively, as the effect would be anti-dilutive.
5. Property and equipment, net
Property and equipment, net as of December 31, 2012 and 2011 consists of the following:

		December 31,
	Estimated useful life	2012	2011
Furniture and fixtures	7-10 years	$2,371	$1,899
Computers and equipment	3-10 years	9,477	7,421
Software	2-5 years	4,123	2,243
Capitalized internal-use software development costs	3 years	2,013	—
Leasehold improvements	Shorter of lease term or useful life	3,550	1,037
Construction in progress		532	312
Less: accumulated depreciation and amortization		(9,278)	(8,209)
Property and equipment, net		$12,788	$4,703
Depreciation and amortization was approximately $2.2 million, $1.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company disposed of approximately $0.8 million, $3.2 million and $0.8 million, respectively, of fully depreciated assets. As of December 31, 2012 and 2011, the Company had approximately $4.2 million and $5.2 million, respectively, of fully depreciated assets in use.
Software includes approximately $0.4 million related to the acquisition and implementation of a new enterprise resource planning system during the year ended December 31, 2012. Also during the year ended December 31, 2012, the Company capitalized internal-use software development costs of approximately $2.0 million, related to its cloud-based offerings. During the year ended December 31, 2012, approximately $0.9 million of capitalized internal-use software development cost were subject to amortization. Included in accumulated depreciation and amortization is approximately $0.1 million of amortization related to capitalized internal-use software development costs.
6. Fair value measurements
The Company adopted fair value measurements guidance for financial and nonfinancial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.
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
At December 31, 2012 and 2011, the Company had approximately $58.0 million invested in treasury money market funds. These investments are required to be measured at fair value on a recurring basis. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The Company's diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.
7. Stockholders’ equity
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2012 and 2011. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2012.
8. Noncash share based compensation
Employee noncash share based compensation plans:
The Company has two noncash share based compensation plans; the 1999 Stock Plan and the 2007 Stock Plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 46,017 shares of the Company’s common stock under the 1999 Stock Plan as of December 31, 2012.
2007 Stock Plan. The Company’s 2007 Stock Plan was adopted in March 2007. The purpose of the 2007 Stock Plan is to promote the Company’s long-term growth and profitability. The 2007 plan is intended to make available incentives that will help the Company to attract, retain and reward employees whose contributions are essential to its success. Under the 2007 Stock Plan, the Company’s employees, officers, directors and other individuals providing services to the Company or any of its affiliates are eligible to receive awards. The 2007 Stock Plan has an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares (ii) 900,000 shares or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards.
In February 2012, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 Stock Plan, increasing the number shares reserved for issuance to 6,368,000. As of December 31, 2012, the Company had outstanding equity awards to acquire 3,652,191 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan. Included in the outstanding equity awards are 1,474,828 of stock options,

1,182,726 RSUs, 789,637 SARs and 205,000 MSUs held by the Company’s employees, directors and consultants. As of December 31, 2012, 699,359 shares remain available for grant under the 2007 Stock Plan. As of December 31, 2012, there were no restricted stock awards or phantom stock issued under the 2007 Stock Plan.
Noncash share based compensation expense for all noncash share based payment awards granted is determined based on the grant-date fair value of the award. The Company recognizes compensation expense, net of estimated forfeitures, which represents noncash share based awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Noncash share based awards typically vest over four years. Stock options are generally granted for a ten-year term. The Company estimates forfeiture rates based on its historical experience for grant years where the majority of the vesting terms have been satisfied. Changes in estimated forfeiture rates are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of noncash share based compensation expense to be recognized in future periods.
Noncash share based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income. The following table summarizes noncash share based compensation expense for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
Share-based compensation:
Cost of revenue:
License and implementation	$1,451	$1,201	$876
Total included in cost of revenue	1,451	1,201	876
Operating expenses:
Selling, marketing, general and administrative	6,273	4,038	4,859
Research and development	1,921	1,593	1,229
Total included in operating expenses	8,194	5,631	6,088
Total share-based compensation expense	$9,645	$6,832	$6,964
Included in the noncash share based compensation expense for the year ended December 31, 2010 is $1.3 million of accelerated noncash share based compensation expense related to severance agreements. In addition, the Company recorded an immaterial out of period adjustment in 2010.
At December 31, 2012, there was an estimated $18.9 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years.

Stock Options:
The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2011	1,581	$11.35
Granted	0	—
Exercised	(106)	13.00
Forfeited	0	—
Expired	0	—
Outstanding, December 31, 2012	1,475	$11.24	4.7	$10,403
Exercisable at December 31, 2012	1,475	$11.24	4.7	$10,403
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $18.29 and the exercise price of the underlying options.

For the years ended December 31, 2012 and 2011, respectively, the Company did not grant any stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $1.7 million and $0.5 million, respectively.
RSUs:
The Company has granted RSUs under the 2007 Stock Plan. Generally, RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. At December 31, 2012, there were 1,182,726 shares related to RSUs outstanding and unvested.
The following table summarizes the Company's unvested RSUs as of December 31, 2012, and changes during the year then ended, is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2011	1,146	$10.13
Granted	642	18.65
Vested	(567)	8.11
Forfeited	(38)	15.35
Unvested at December 31, 2012	1,183	$15.55	8.2	$21,632
Expected to vest at December 31, 2012	1,147	$15.50	8.2	$17,055
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $18.29 and the exercise price of the underlying restricted stock unit.
The weighted average grant-date fair value of the RSUs granted during the years ended December 31, 2012, 2011 and 2010 was $18.65, $14.13 and $8.94, respectively.
SARs:
The Company has granted SARs under the 2007 Stock Plan. The SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date.

The following table summarizes the Company's SARs activity for the year ended December 31, 2012:

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2011	830	$10.67
Granted	—	—
Exercised	(32)	10.65
Forfeited	(8)	10.88
Expired	—	—
Outstanding, December 31, 2012	790	$10.66	7.8	$223
Exercisable at December 31, 2012	417	$10.46	7.9	$2,756
Expected to vest at December 31, 2012	369	$10.89	7.8	$2,727
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $18.29 and the exercise price of the underlying SARs.
The Company did not grant SARs in 2012. The weighted average grant date fair value of SARs granted during the years ended December 31, 2011 and 2010 was $11.42 and $10.26, respectively.

All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2011 and 2010 are as follows:

	2011	2010
Volatility	61%	53.56% - 55.86%
Risk-free interest rate	2.11%	1.46% - 2.34%
Expected option life in years	4.4	4.6
Dividend yield	—	—
MSUs:

Beginning in 2012, the Company granted MSUs to certain executives and senior level employees. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two year period ending December 31, 2013 (“Performance Period”). The MSUs vest on January 1, 2014, and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2011 or 2010.

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2011	—	—
Granted	205	$26.08	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2012	205	$26.08	1.0	$3,749
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2012 of $18.29 and the exercise price of the underlying MSUs.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during December 31, 2012 are as follows:

For the Year Ended December 31, 2012
Volatility	61%
Risk-free interest rate	0.28%
Expected option life in years	1.9
Dividend yield	—

9. Income taxes
The income tax provision (benefit) consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$2,035	$1,363	$(2,382)
State and Foreign	54	591	222
	2,089	1,954	(2,160)
Deferred:
Federal	1,030	310	108
State	(68)	20	(210)
Income tax provision (benefit)	$3,051	$2,284	$(2,262)

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2012, 2011 and 2010, respectively, were as follows:

	Year Ended December 31,
	2012	2011	2010
Provision (benefit) at the U.S. federal statutory rate	$2,726	$3,022	$(1,426)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	(84)	94	(34)
Nondeductible expenses	214	208	126
Domestic production activities	(146)	(118)	—
Nondeductible noncash share based compensation	622	—	—
Incremental benefits from prior years' tax credits	(439)	—	—
Incremental benefits for tax credits	—	(878)	(594)
Change in tax rate/income subject to lower tax rates and other	158	(44)	(220)
Change in valuation allowance	—	—	(114)
	$3,051	$2,284	$(2,262)

The Company’s historical effective tax rate has been lower than the statutory rate of 34% largely due to the application of general business tax credits. The Company’s effective tax rate was a provision of 38% and 26% for the years ended December 31, 2012 and 2011, respectively, and a benefit of 54% for the year ended December 31, 2010.

As of December 31, 2012 and 2011, the Company had an income tax receivable of approximately $0.4 million and $5.2 million, respectively, which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet. As of December 31, 2012 and 2011, the Company had approximately $0.1 million and $0.7 million of foreign tax credits (“FTC”) arising from foreign taxes paid.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Current deferred tax asset (liability):
State deferred	$2	$20
Accruals not currently deductible	$(49)	$425
Net operating loss	—	55
Total current deferred tax (liability) asset	(47)	500
Noncurrent deferred tax asset (liability):
Property and equipment	(1,736)	(1,068)
Noncash share based compensation	6,081	5,020
State deferred	240	—
Credit carryforwards	—	1,061
Other	—	(12)
Total noncurrent deferred tax assets	4,585	5,001
Less: valuation allowance	—	—
Total noncurrent deferred tax assets	4,585	5,001
Total net deferred tax asset	$4,538	$5,501
The current net deferred tax asset (liability) and noncurrent net deferred tax asset (liability) are classified as prepaids and other current assets, other long term assets and other current liabilities, respectively, in the accompanying Consolidated Balance Sheets.
For the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any material interest and penalties. In addition, the Company does not have any accruals for the payment of interest and penalties at December 31, 2012 and 2011. The Company is subject to U. S. federal income tax examination for the calendar tax years 2009, 2010 and 2011 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.
The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Beginning Balance	$126	$126	$93
Additions based on tax positions related to prior year	224	—	33
Ending Balance	$350	$126	$126

10. Credit Facility

In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a $50.0 million secured Credit Agreement (the "Revolver") with Wells Fargo Bank, N.A. (“Wells Fargo”).

The Revolver is for a five year term, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the

Company's availability under the revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default. As of December 31, 2012, the Company was in compliance with all financial covenants in the Revolver.

Debt issuance costs of $0.3 million incurred related to the Revolver will be carried in other long term assets and amortized and recorded as interest expense over the life of the Revolver.

As of December 31, 2012, the Company had no outstanding borrowings under the Revolver.

11. Commitments and contingencies
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
Lease commitments:
The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. The Company incurred approximately $2.0 million, $1.3 million and $1.2 million of total rent expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
2013	$1,794
2014	1,583
2015	1,551
2016	1,106
2017	—
2018 and thereafter	—
Total minimum lease payments	$6,034
The Company had no capital leases at December 31, 2012 and 2011.
Our headquarters are located in Houston, Texas, where we lease approximately 90,000 square feet of office space. We also have small regions office in Austin, Texas; and London, United Kingdom. In July 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the “Third Lease Amendment”).  The Third Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage. The Third Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Third Lease Amendment provides for an early termination at any time after July 31, 2013. In June 2012, the Company entered into a fourth amendment to its corporate office lease in Houston, TX which increased the square footage of the corporate offices to approximately 90,000 square feet.

In August 2012, the Company entered into a ten year lease for approximately 3,100 square feet of office space in London, United Kingdom. The lease provides an option to terminate the lease in August 2015. This lease expires in August 2022.
In June 2011, the Company entered into a five year lease for approximately 3,300 square feet of office space in Austin, Texas. This lease expires in September 2016.
The Company believes its existing facilities are sufficient for its current needs. The Company may add new facilities and expand its existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of its operations.
12. Segment and geographic information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In addition, the Company’s assets are primarily located in its corporate office in the United States. Although the Company sells its pricing and revenue management software to customers in several industries and geographies, the Company does not produce reports for, assess the performance of, or allocate resources to these industries or regions based upon any asset-based metrics, or based upon income or expenses, operating income or net income. Therefore, the Company believes that it operates in one segment, sales, pricing and revenue management software.
Revenue by Geography:
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
International revenue for the years ended December 31, 2012, 2011 and 2010, amounted to approximately $66.2 million, $62.0 million and $42.7 million, respectively, representing 56%, 64% and 60%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2012, 2011 and 2010. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2012		2011		2010
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$51,631	44%	$34,643	36%	$28,326	40%
Other	5,457	5%	7,863	8%	3,262	5%
Subtotal	57,088	49%	42,506	44%	31,588	45%
Europe	31,545	27%	26,608	28%	16,336	23%
Asia Pacific	15,356	13%	17,788	18%	12,829	18%
The Middle East	10,914	9%	7,275	8%	4,604	6%
Africa	2,888	2%	2,462	2%	5,688	8%
Total revenue	$117,791	100%	$96,639	100%	$71,045	100%

13. Concentrations of credit risk
For the years ended December 31, 2012, 2011 and 2010, no customer accounted for 10% or more of revenue. For the year ended December 31, 2012, no customers accounted for 10% or more of accounts receivables.
The Company’s cash and cash equivalents and short-term investments on deposit with any one party and at any point in time may exceed federally insured limits. To date, the Company has not incurred any losses in connection with short-term investments.
14. Related-party transactions

The Company currently has employment agreements with its executive officers. The employment agreements provide for six months to one and one half years of salary upon termination without cause or, in some cases, for good reason and the vesting of certain stock options or other equity awards.
15. Employee retirement savings plan
The Company sponsors a 401(k) savings plan ("401(k) Plan"). The 401(k) Plan is available to substantially all United States employees and is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. Matching contributions by the Company in 2012 and 2011 totaled approximately $1.0 million and $0.3 million, respectively.

16. Quarterly results (Unaudited)
The following table presents certain unaudited quarterly financial data for the years ended December 31, 2012 and 2011. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$32,723	$29,913	$28,134	$27,021
Gross profit	$23,045	$21,244	$20,634	$19,100
Income from operations	$2,261	$1,812	$1,979	$2,151
Net income	$1,424	$1,356	$995	$1,191
Net earnings attributable to common stockholders per share:
Basic	$0.05	$0.05	$0.04	$0.04
Diluted	$0.05	$0.05	$0.04	$0.04

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$26,240	$25,208	$23,785	$21,406
Gross profit	$18,988	$18,797	$17,344	$15,073
Income from operations	$2,690	$2,589	$2,080	$1,242
Net income	$2,121	$1,932	$1,441	$856
Net earnings attributable to common stockholders per share:
Basic	$0.08	$0.07	$0.05	$0.03
Diluted	$0.08	$0.07	$0.05	$0.03
Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts (1)
2012	$1,130	$—	$(370)	$760
2011	$1,020	$268	$(158)	$1,130
2010	$1,300	$96	$(376)	$1,020
Valuation allowance (2)
2012	$—	$—	$—	$—
2011	$—	$—	$—	$—
2010	$178	$—	$(178)	$—
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Deductions column represents the utilization of deferred tax assets that previously had a valuation allowance for deferred tax assets.

Exhibit Index

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen certificate for shares of common stock.

10.1(4)	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.

10.2(3)	2007 Equity Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the 2007 Equity Incentive Plan.

10.4	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.

10.5	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.

10.6(5)	Form of Market Stock UnitS Agreement under the 2007 Equity Incentive Plan.

10.6(4)	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.

10.6.1(4)	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant.

10.7(3)	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.

10.8(4)	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System.

10.8.1(4)	First Amendment to Office Lease, dated May 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System.

10.8.2	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.8.3(6)	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.8.4	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.9*(4)	Employment Agreement, dated September 30, 2005, by and between PROS Revenue Management L.P. and Charles Murphy.

10.9.1*(7)	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy.

10.9.2*(7)	Amendment No. 1 to Employment Agreement, dated April 2, 2007, by and between Registrant and Charles Murphy.

10.9.3*(8)	Amendment No. 2 to Employment Agreement, dated March 24, 2009, by and between PROS Revenue Management L.P. and Charles H. Murphy.

10.10*(4)	Employment Agreement, dated January 15, 1999, by and between PROS Revenue Management L.P. and Ronald Woestemeyer.

10.10.1*(4)	Amendment No. 1 to Employment Agreement, dated February 2, 2004, by and between PROS Revenue Management L.P. and Ronald Woestemeyer.

10.11*(3)	Form of Indemnification Agreement entered into among Registrant, its affiliates and its directors and officers.

10.12*(9)	Employment Agreement, dated February 28, 2011, by and between PROS Revenue Management L.P. and Andres Reiner – President and Chief Executive Officer.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

(1)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 27, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 27, 2008.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed June 11, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on April 4, 2007.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2012.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2011.

(7)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 27, 2007.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011.

*Constitutes management contracts or compensatory arrangements