Form 10-Q
period 2013-03-31
PROS Holdings, Inc.
filed 2013-05-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

(713) 335-5151
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 27,918,133 as of April 30, 2013.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$82,462	$83,558
Accounts and unbilled receivables, net of allowance of $700 and $760, respectively	42,742	38,801
Prepaid and other current assets	6,199	5,067
Total current assets	131,403	127,426
Restricted cash	329	329
Property and equipment, net	14,709	12,788
Other long term assets, net	5,955	5,936
Total assets	$152,396	$146,479
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,743	$3,775
Accrued liabilities	4,418	3,258
Accrued payroll and other employee benefits	3,123	7,669
Deferred revenue	42,097	39,774
Total current liabilities	55,381	54,476
Long-term deferred revenue	2,432	2,007
Other long-term liabilities	1,327	1,327
Total liabilities	59,140	57,810
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 32,332,136 and 31,966,432 shares issued, respectively; 27,914,551 and 27,548,847 shares outstanding, respectively	32	32
Additional paid-in capital	90,544	87,693
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	16,618	14,882
Total stockholders’ equity	93,256	88,669
Total liabilities and stockholders’ equity	$152,396	$146,479
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Revenue:
License and implementation	$22,592	$17,796
Maintenance and support	11,034	9,225
Total revenue	33,626	27,021
Cost of revenue:
License and implementation	8,471	6,003
Maintenance and support	2,082	1,935
Total cost of revenue	10,553	7,938
Gross profit	23,073	19,083
Operating expenses:
Selling, marketing, general and administrative	14,288	10,256
Research and development	8,096	6,697
Income from operations	689	2,130
Other (expense) income, net	(103)	22
Income before income tax provision	586	2,152
Income tax (benefit) provision	(1,148)	961
Net income	$1,734	$1,191
Net earnings per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average number of shares:
Basic	27,757,397	27,166,973
Diluted	29,365,342	28,284,044
Other comprehensive income, net of tax:
Other comprehensive income	—	—
Comprehensive income	$1,734	$1,191
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Operating activities:
Net income	$1,734	$1,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	427
Share-based compensation	3,420	2,032
Excess tax benefit on share-based compensation	—	(1,395)
Tax benefit from share-based compensation	(10)	1,358
Provision for doubtful accounts	(60)	(220)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,877)	6,219
Prepaid expenses and other assets	(1,162)	(318)
Accounts payable	1,070	(183)
Accrued liabilities	980	(226)
Accrued payroll and other employee benefits	(4,549)	(3,059)
Deferred revenue	2,748	(2,402)
Net cash provided by operating activities	1,261	3,424
Investing activities:
Purchases of property and equipment	(948)	(684)
Capitalized internal-use software development costs	(796)	(347)
Net cash used in investing activities	(1,744)	(1,031)
Financing activities:
Exercise of stock options	1,409	488
Excess tax benefits on share-based compensation	—	1,395
Tax withholding related to net share settlement of restricted stock units	(2,022)	(1,820)
Net cash (used in) provided by financing activities	(613)	63
Net (decrease) increase in cash and cash equivalents	(1,096)	2,456
Cash and cash equivalents:
Beginning of period	83,558	68,457
End of period	$82,462	$70,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (the “Company”), provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. The Company applies data science to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. The Company offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers to receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its big data software applications to enterprises across a range of industries, including manufacturing, distribution, services and travel.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Use of estimates

The Company’s management prepares the unaudited condensed consolidated financial statements in accordance with GAAP. The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company’s estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company’s critical accounting policies as described in the Company’s Annual Report.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company's revenue includes nonsoftware related hosting services. The Company's arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage independent contractors to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

In determining whether implementation services revenue should be accounted for separately from license revenue, the Company evaluates whether the professional services are considered essential to the functionality of the software using factors such as: the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of its implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

The Company's software license arrangements typically include implementation services that can be considered essential to the customer's usability of the licensed software solutions and accordingly do not qualify for separate accounting treatment. The license and implementation services revenues and software license revenues are generally recognized together with the implementation services using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. The Company measures performance under the percentage-of-completion method using total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project's progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

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

The Company's customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”)) Topic 605, Revenue Recognition), which amended the accounting standards for certain multiple deliverable revenue arrangements that contain nonsoftware related elements to:

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

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, TPE may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Internal-use software

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. During the three months ended March 31, 2013 and 2012, the Company capitalized internal-use software development costs of $0.9 million and $0.3 million, respectively, related to its cloud-based offerings. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets.

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

The following table presents the number of shares or units outstanding for each award type as of March 31, 2013 and December 31, 2012, respectively.

Award type	March 31, 2013	December 31, 2012
Stock options	1,343,710	1,474,828
Restricted stock units	1,662,751	1,182,726
Stock appreciation rights	746,225	789,637
Market share units	456,000	205,000

Stock options, SARs and RSUs vest ratably between three and four years. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over the Performance Period, as defined by each awards plan documents.

The fair value of the RSUs is based on the closing price of the Company’s stock on the date of grant.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatilities of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period, nature of the grantee population and the lack of history of granting this type of award.

The assumptions used to value the MSUs granted during the three months ended March 31, 2013 were as follows:

For the three months ended March 31, 2013
Volatility	57%
Risk-free interest rate	0.35%
Expected option life in years	2.84
Dividend yield	—

Earnings per share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and SARs or the vesting of share-based awards. Diluted earnings per share reflect the assumed conversion of all dilutive share-based awards using the treasury stock method.

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at both March 31, 2013 and December 31, 2012, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820, “Fair Value Measurement and Disclosure.”

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

Credit Facility

As of March 31, 2013, $0.2 million of unamortized debt issuance costs related to the revolving credit facility ("Revolver") is included in other long term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2013, $13,000 of debt issuance cost amortization is included in interest expense in the unaudited condensed consolidated statements of comprehensive income.

As of March 31, 2013, the Company had no outstanding borrowings under the Revolver.

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

The effective tax rate (benefit) for the three months ended March 31, 2013 and 2012 was (196)% and 45%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended March 31, 2013 was due primarily to a $1.4 million discrete benefit attributed to the 2012 Research and Experimentations ("R&E") tax credit that was retroactively reinstated in the first quarter of 2013, partially offset by a rate increase attributable to nondeductible share-based compensation expense.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Numerator:
Net income	$1,734	$1,191
Denominator:
Weighted average shares (basic)	27,757	27,167
Dilutive effect of potential common shares	1,608	1,117
Weighted average shares (diluted)	29,365	28,284
Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.06	$0.04

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 10,000 and 413,000 for the three months ended March 31, 2013 and 2012.

4. Noncash Share-based Compensation

During the three months ended March 31, 2013, the Company granted 779,850 shares of RSUs with a weighted average grant-date fair value of $19.60 per share. The Company granted 251,000 MSUs with a weighted average grant-date fair value of $40.58 to certain executive officers and non-executive employees during the three months ended March 31, 2013. These MSU's vest on January 1, 2016 and the actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the Performance Period, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three months ended March 31, 2013.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Share-based compensation:
Cost of revenue:
License and implementation	$462	$329
Total included in cost of revenue	462	329
Operating expenses:
Selling, marketing, general and administrative	2,222	1,268
Research and development	736	435
Total included in operating expenses	2,958	1,703
Total share-based compensation expense	$3,420	$2,032

In February 2013, the Company increased the number of shares available for issuance by 900,000 to 7,268,000 under an evergreen provision in our 2007 Equity Incentive Plan ("2007 Stock Plan"). As of March 31, 2013, 433,888 shares remained available for issuance under the 2007 Stock Plan. At March 31, 2013, there was an estimated $40.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.9 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS“ and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

This management’s discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

PROS provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. We apply 27 years of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software applications to analyze, execute and optimize sales, pricing, quoting, rebates and revenue management. We also provide professional services to implement our software applications, as well as business consulting. Since inception, PROS has completed over 600 implementations of our solutions across more than 30 industries in more than 50 countries.

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Growth opportunities. We believe the market for our big data software applications is underpenetrated. Market interest for our software has increased over the past several years, providing us with growth opportunities. We have and will continue to invest in our business to more effectively address these opportunities through significant investment in professional services, research and development, sales, marketing and back office. In addition to organic growth, we may acquire companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

•
Uncertain global economic conditions. Global economic conditions have been challenging in recent years, and continue to be somewhat uncertain. The uncertain economic conditions have had and may have a negative impact on the adoption of big data software and may increase the volatility in our business. Due to the uncertain economic conditions, we continue to experience long sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are still facing significant economic and political crises and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of economic growth as well as in recessions, but the extent to which the current economic conditions will further affect our business is uncertain.

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods, impacting the timing of the recognition of revenue. For example, growth in our term license and SaaS service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 53% and 60% of our consolidated revenues were derived from customers outside the United States for the three months ended March 31, 2013 and 2012, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. For the three months ended March 31, 2013, our effective income tax rate (benefit) was (196)% as compared to the federal rate of 34%. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which included, among other legislation, the retroactive extension of the Research and Experimentations ("R&E") tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, we recognized a discrete tax benefit of $1.4 million for the three months ended March 31, 2013. Excluding the impact of discrete tax items, our 2013 estimated effective tax rate is expected to approximate 48%.

Results of Operations

Comparison of three months ended March 31, 2013 with three months ended March 31, 2012

Revenue:

	For the three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$22,592	67%	$17,796	66%	$4,796	27%
Maintenance and support	11,034	33%	9,225	34%	1,809	20%
Total	$33,626	100%	$27,021	100%	$6,605	24%

License and implementation. License and implementation revenue increased $4.8 million to $22.6 million for the three months ended March 31, 2013 from $17.8 million for the three months ended March 31, 2012, representing a 27% increase. The increase in license and implementation revenue was principally the result of a 13% increase in the number of implementations from 84 to 95, which increased the number of man-days expended by 35%, partially offset by a 6% decrease in the average revenue recognized per man-day as compared to the corresponding period in 2012.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 3% and 5% of total revenue for the three months ended March 31, 2013 and 2012, respectively. Revenue from hosting services represented approximately 3% and 2% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Maintenance and support. Maintenance and support revenue increased $1.8 million to $11.0 million for the three months ended March 31, 2013 from $9.2 million for the three months ended March 31, 2012, representing a 20% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers for which we are providing maintenance and support services.

Cost of revenue and gross profit:

	For the three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Related Revenue	Amount	As a Percentage of Related Revenue	Variance $	Variance %
Cost of license and implementation	$8,471	37%	$6,003	34%	$2,468	41%
Cost of maintenance and support	2,082	19%	1,935	21%	147	8%
Total cost of revenue	$10,553	31%	$7,938	29%	$2,615	33%
Gross profit	$23,073	69%	$19,083	71%	$3,990	21%

Cost of license and implementation. Cost of license and implementation increased $2.5 million to $8.5 million for the three months ended March 31, 2013 from $6.0 million for the three months ended March 31, 2012, representing a 41% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $1.7 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.1 million of noncash share based compensation expense. In addition, there was an increase of $0.4 million of travel expenses due to the increase in the number of implementations and an increase of $0.3 million related to hosting and our cloud-based service offerings.

License and implementation gross profit percentages were 63% for the three months ended March 31, 2013 as compared to 66% for the three months ended March 31, 2012. The decrease in the license and implementation gross profit percentage was principally the result of a 41% increase in license and implementation costs due primarily to an increase in headcount needed to support the increased number of active and anticipated implementations. License and implementation gross margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support increased $0.1 million to $2.1 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012, representing an 8% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributable to an increase of $0.1 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth.

Maintenance and support gross profit percentages were 81% for the three months ended March 31, 2013 as compared to 79% for the three months ended March 31, 2012. The increase in maintenance and support gross profit percentages was principally the result of an increase of 20% in maintenance and support revenue.

Gross profit. Gross profit increased $4.0 million to $23.1 million for the three months ended March 31, 2013 from $19.1 million for the three months ended March 31, 2012, representing a 21% increase. The increase in overall gross profit was principally attributable to a 24% increase in total revenue.

Operating expenses:

	For the three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$14,288	42%	$10,256	38%	$4,032	39%
Research and development	8,096	24%	6,697	25%	1,399	21%
Total operating expenses	$22,384	66%	$16,953	63%	$5,431	32%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $4.0 million to $14.3 million for the three months ended March 31, 2013 from $10.3 million for the three months ended March 31, 2012, representing a 39% increase. The increase was principally attributable to an increase of $3.7 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $1.0 million of noncash share based compensation. In addition, there was an increase of $0.4 million of overhead and other expenses, an increase of $0.2 million in travel expense primarily as a result of increase in sales activity and an increase of $0.2 million of third party professional fees. These increases were offset by a decrease of $0.3 million of marketing expenses and a decrease of $0.1 million of consultants fees related to the implementation of a new enterprise resource planning system in 2012.

Research and development expenses. Research and development expenses increased $1.4 million to $8.1 million for the three months ended March 31, 2013 from $6.7 million for the three months ended March 31, 2012, representing a 21% increase. The increase in research and development expenses was principally attributable to an increase of $2.1 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, offset by $0.6 million of personnel costs that were capitalized related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $0.4 million of noncash share-based compensation.

Other (expense) income, net:

	For the three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other (expense) income, net	$(103)	—%	$22	—%	$(125)	(568)%

Other (expense) income, net. Other (expense) income, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other expense for the period was primarily attributed to net increases in foreign currency losses and an increase in interest expense from the Revolver.

Income tax (benefit) provision:

	For the three months ended March 31,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	(196)%	45%	n/a	(241)%
Income tax (benefit) provision	$(1,148)	$961	$(2,109)	(219)%

Income tax (benefit) provision. Our income tax provision decreased $2.1 million to a benefit of $1.1 million for the three months ended March 31, 2013 from a provision of $1.0 million for the three months ended March 31, 2012. Our effective tax rate was (196)% and 45% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due primarily to a $1.4 million discrete benefit attributed to the 2012 Research and Experimentations ("R&E") tax credit that was retroactively reinstated in the first quarter of 2013, partially offset by a rate increase attributable to nondeductible share-based compensation expense.

Liquidity and Capital Resources

Liquidity

At March 31, 2013, we had $82.5 million of cash and cash equivalents and $76.0 million of working capital as compared to $83.6 million of cash and cash equivalents and $73.0 million of working capital at December 31, 2012. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalents balances, availability under our Revolver and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At March 31, 2013, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$1,261	$3,424
Net cash used in investing activities	(1,744)	(1,031)
Net cash (used in) provided by financing activities	(613)	63
Cash and cash equivalents (beginning of period)	83,558	68,457
Cash and cash equivalents (end of period)	$82,462	$70,913

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $1.3 million, which represents a decrease of $2.2 million when compared to the corresponding period in 2012. For the three months ended March 31, 2013, our cash flows from operations were derived principally from our earnings from on-going operations prior to non-cash expenses such as depreciation and amortization, share-based compensation and related tax benefits, provision for doubtful accounts and changes in our working capital. The $2.2 million decrease was due to a decrease of $4.8 million attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other em ployee benefits and deferred revenue. Included in our changes in operating assets and liabilities in 2013 was $5.7 million of incentive payments paid to our employees that were earned in 2012. This decrease was partially offset by an increase of $2.1 million of noncash expenses principally as the result of the increase in share-based compensation and an increase of $0.5 million in net income.

Net cash used in investing activities. Net cash used in investing activities was $1.7 million for the three months ended March 31, 2013 compared to $1.0 million for the three months ended March 31, 2012. The increase in net cash used in investing activities for the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily the result of purchases of property and equipment as a result of infrastructure investment and capitalized internal-use software development costs related to our cloud-based service offerings.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily the result of an increase in net cash provided by the exercise of stock options and stock appreciation rights of $0.9 million, offset by a $1.4 million decrease in excess tax benefits as a result of the vesting of restricted stock units and a $0.2 million increase in net cash used in tax withholdings related to the net share settlement of restricted stock units.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as disclosed in our Annual Report on SEC Form 10-K for the year ended December 31, 2012.

Credit facility

As of March 31, 2013, there were $0.2 million of unamortized debt issuance costs related to the Revolver included in other long term assets in the condensed consolidated balance sheets. For the three months ended March 31, 2013, $13,000 of debt issue cost amortization is included in interest expense in the condensed consolidated statements of comprehensive income.

There were no outstanding borrowings under the Revolver as of March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2013 would have resulted in a $0.3 million loss. In addition, the Company has operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of March 31, 2013, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2013. Based on our evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously described under Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2013, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

10.13(1)	Credit Agreement between PROS, Inc. and Wells Fargo Bank, National Association dated July 2, 2012.

10.15	Form of Market Stock Unit Agreement (2013) under the 2007 Stock Plan.

10.16**	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Andres Reiner - President and Chief Executive Officer.

10.17**	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Charles H. Murphy - Chief Financial Officer.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

**	Constitutes management contracts or compensatory arrangements.
(1)	Incorporated by reference to our Current Report on Form 8-K dated July 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

Date: May 2, 2013	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)