Form 10-Q
period 2013-06-30
PROS Holdings, Inc.
filed 2013-08-01
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

(713) 335-5151
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 28,072,266 as of July 30, 2013.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$88,227	$83,558
Accounts and unbilled receivables, net of allowance of $690 and $760, respectively	37,553	38,801
Prepaid and other current assets	6,041	5,067
Total current assets	131,821	127,426
Restricted cash	329	329
Property and equipment, net	14,838	12,788
Other long term assets, net	5,759	5,936
Total assets	$152,747	$146,479
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,532	$3,775
Accrued liabilities	4,129	3,258
Accrued payroll and other employee benefits	4,828	7,669
Deferred revenue	36,013	39,774
Total current liabilities	49,502	54,476
Long-term deferred revenue	3,149	2,007
Other long-term liabilities	1,010	1,327
Total liabilities	53,661	57,810
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 32,486,851 and 31,966,432 shares issued, respectively; 28,069,266 and 27,548,847 shares outstanding, respectively	32	32
Additional paid-in capital	95,795	87,693
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	17,197	14,882
Total stockholders’ equity	99,086	88,669
Total liabilities and stockholders’ equity	$152,747	$146,479
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
License and implementation	$24,170	$18,176	$46,762	$35,972
Maintenance and support	11,357	9,958	22,391	19,183
Total revenue	35,527	28,134	69,153	55,155
Cost of revenue:
License and implementation	8,808	5,540	17,278	11,543
Maintenance and support	1,978	1,959	4,061	3,895
Total cost of revenue	10,786	7,499	21,339	15,438
Gross profit	24,741	20,635	47,814	39,717
Operating expenses:
Selling, marketing, general and administrative	15,935	11,884	30,223	22,140
Research and development	8,026	6,772	16,121	13,469
Income from operations	780	1,979	1,470	4,108
Other (expense) income, net	(129)	(129)	(234)	(106)
Income before income tax provision	651	1,850	1,236	4,002
Income tax provision (benefit)	71	855	(1,078)	1,816
Net income	$580	$995	$2,314	$2,186
Net earnings per share:
Basic	$0.02	$0.04	$0.08	$0.08
Diluted	$0.02	$0.04	$0.08	$0.08
Weighted average number of shares:
Basic	28,006,517	27,375,429	27,881,957	27,271,201
Diluted	29,958,580	28,337,143	29,710,202	28,303,760
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income	$580	$995	$2,314	$2,186
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$2,314	$2,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,999	938
Share-based compensation	7,559	4,472
Excess tax benefit on share-based compensation	—	(1,685)
Tax (shortfall)/benefit from share-based compensation	(10)	1,633
Provision for doubtful accounts	(70)	(257)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,317	(2,407)
Prepaid expenses and other assets	(821)	4,177
Accounts payable	715	(2,465)
Accrued liabilities	391	630
Accrued payroll and other employee benefits	(2,841)	(1,115)
Deferred revenue	(2,619)	846
Net cash provided by operating activities	7,934	6,953
Investing activities:
Purchases of property and equipment	(2,172)	(3,264)
Capitalized internal-use software development costs	(1,534)	(815)
Net cash used in investing activities	(3,706)	(4,079)
Financing activities:
Exercise of stock options	2,771	511
Excess tax benefits on share-based compensation	—	1,685
Tax withholding related to net share settlement of restricted stock units	(2,330)	(2,365)
Net cash provided by (used in) financing activities	441	(169)
Net increase in cash and cash equivalents	4,669	2,705
Cash and cash equivalents:
Beginning of period	83,558	68,457
End of period	$88,227	$71,162
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013. During the second quarter of 2013, the Company recorded a $0.1 million out-of-period tax benefit adjustment related to the first quarter of 2013 for non-deductible share-based compensation expense that is included in the Company's estimated annual tax rate. The error was not material to the first quarter of 2013 interim financial statements and the correction of the error is not material to the second quarter interim financial statements.

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company's revenue includes nonsoftware related hosting services. The Company's arrangements with customers typically include: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) professional services for configuration, implementation and training services and (c) maintenance and support related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable.

In determining whether professional services revenue should be accounted for separately from license revenue, the Company evaluates whether the professional services are considered essential to the functionality of the software using factors such as: the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of professional services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

If the Company determines that professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

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

For multiple element arrangements that contain software and nonsoftware elements such as the Company's hosting service offerings, we allocate revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation.  We determine fair value for each deliverable using the following hierarchy. We utilize VSOE of fair value if it exists, however in certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence ("TPE") may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses best estimated selling price ("BESP") in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if available basis. The Company generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided.

Software license and implementation revenue that have been recognized, but for which the Company has not invoiced the customer, are recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets.

Internal-use software

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software development costs related to the Company's cloud-based offerings were $0.8 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Capitalized internal-use software development costs related to our cloud-based offerings is amortized using the straight line method over the useful life of the asset. For the three and six months ended June 30, 2013, the Company amortized $0.1 million and $0.2 million, respectively, of capitalized internal-use software development costs related to its cloud-based offerings. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs related to the Company's cloud-based offerings is included in cost of license and implementation revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expense in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the period during which the recipient is required to perform service (generally over the vesting period of the awards). To date, the Company has granted Stock Options, Restricted Stock Units (“RSUs”), Stock Appreciation Rights (“SARs”), and Market Stock Units (“MSUs”). The MSUs are performance-based awards where the number of shares that vest are based upon the Company’s relative shareholder return.

The following table presents the number of shares or units outstanding for each award type as of June 30, 2013 and December 31, 2012, respectively.

Award type	June 30, 2013	December 31, 2012
Stock options	1,214,690	1,474,828
Restricted stock units	1,596,935	1,182,726
Stock appreciation rights	736,717	789,637
Market share units	469,000	205,000

Stock options, RSUs and SARs vest ratably between three and four years. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over the Performance Period, as defined by each awards plan documents.

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

The assumptions used to value the MSUs granted during the six months ended June 30, 2013 were as follows:

For the Three Months Ended June 30, 2013
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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at both June 30, 2013 and December 31, 2012, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820, “Fair Value Measurement and Disclosure.”

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

Credit Facility

As of June 30, 2013, $0.2 million of unamortized debt issuance costs related to the revolving credit facility ("Revolver") is included in other long term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2013, $13,000 and $26,000, respectively, of debt issuance cost amortization is included in interest expense in the unaudited condensed consolidated statements of comprehensive income.

As of June 30, 2013, the Company had no outstanding borrowings under the Revolver.

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

The effective tax rate for the three months ended June 30, 2013 and 2012 was 11% and 46%, respectively. The effective tax rate (benefit) for the six months ended June 30, 2013 and 2012 was (87)% and 45%, respectively. The decrease in the effective tax rate in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily due to the application of the 2013 R&E tax credit partially offset by a rate increase attributed to an increase in non-deductible share-based compensation expense. The difference between the effective tax rate for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to the application of the 2013 R&E tax credit, a discrete benefit attributed to the

2012 R&E tax credit recorded in the first quarter of 2013, partially offset by a rate increase attributed to an increase in non-deductible share-based compensation expense.

The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended June 30, 2013 was due primarily to the 2013 R&E tax credit, partially offset by a rate increase attributable to nondeductible share-based compensation expense. The difference between the effective tax rate and the federal statutory rate of 34% for the six months ended June 30, 2013 was due primarily to rate decreases from the 2013 R&E tax credit and a discrete benefit attributed to the 2012 R&E tax credit, partially offset by a rate increase attributable to nondeductible share-based compensation expense.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$580	$995	$2,314	$2,186
Denominator:
Weighted average shares (basic)	28,006,517	27,375,429	27,881,957	27,271,201
Dilutive effect of potential common shares	1,952,063	961,714	1,828,245	1,032,559
Weighted average shares (diluted)	29,958,580	28,337,143	29,710,202	28,303,760
Basic earnings per share	$0.02	$0.04	$0.08	$0.08
Diluted earnings per share	$0.02	$0.04	$0.08	$0.08

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 3,400 and 722,200 for the three months ended June 30, 2013 and 2012, respectively, and approximately 2,300 and 528,400 for the six months ended June 30, 2013 and 2012, respectively.

4. Noncash Share-based Compensation

During the three months ended June 30, 2013, the Company granted 14,750 shares of RSUs with a weighted average grant-date fair value of $28.87 per share. The Company did not grant stock options, SARs or MSUs during the three months ended June 30, 2013.

During the six months ended June 30, 2013, the Company granted 794,600 shares of RSUs with a weighted average grant-date fair value of $19.77 per share. The Company granted 270,000 MSUs with a weighted average grant-date fair value of $40.58 to certain executive officers and non-executive employees during the six months ended June 30, 2013. These MSU's vest on January 1, 2016 and the actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the Performance Period, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the six months ended June 30, 2013.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation:
Cost of revenue:
License and implementation	$534	$301	$996	$630
Total included in cost of revenue	534	301	996	630
Operating expenses:
Selling, marketing, general and administrative	2,838	1,636	5,059	2,904
Research and development	767	503	1,504	938
Total included in operating expenses	3,605	2,139	6,563	3,842
Total share-based compensation expense	$4,139	$2,440	$7,559	$4,472

In February 2013, the number of shares available for issuance increased by 900,000 to 7,268,000 under an evergreen provision in our 2007 Equity Incentive Plan ("2007 Stock Plan"). As of June 30, 2013, 458,840 shares remained available for issuance under the 2007 Stock Plan. At June 30, 2013, there was an estimated $36.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

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

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts.  For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery.  We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods, impacting the timing of the recognition of revenue. For example, growth in our term license and SaaS service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries.  From a geographical standpoint, approximately 52% and 61% of our consolidated revenues were derived from customers outside the United States for each of the three and six months ended June 30, 2013 and 2012, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. For the three and six months ended June 30, 2013, our effective income tax rate provision was 11% and a tax benefit of 87% as compared to the federal rate of 34%. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which included, among other legislation, the retroactive extension of the Research and Experimentations ("R&E") tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the 2012 R&E tax credit in 2013, we recognized a discrete tax benefit of $1.4 million in the first quarter of 2013.

Results of Operations

Comparison of three months ended June 30, 2013 with three months ended June 30, 2012

Revenue:

	For the Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$24,170	68%	$18,176	65%	$5,994	33%
Maintenance and support	11,357	32%	9,958	35%	1,399	14%
Total	$35,527	100%	$28,134	100%	$7,393	26%

License and implementation. License and implementation revenue increased $6.0 million to $24.2 million for the three months ended June 30, 2013 from $18.2 million for the three months ended June 30, 2012, representing a 33% increase. The increase in license and implementation revenue was principally the result of a 13% increase in the number of implementations from 85 to 96, which increased the number of man-days expended by 42%, partially offset by a 7% decrease in the average revenue recognized per man-day as compared to the corresponding period in 2012. The average revenue per man-day can vary from quarter to quarter based on the relative relationship between license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 3% and 5% of total revenue for the three months ended June 30, 2013 and 2012, respectively. Revenue from hosting services represented approximately 2% and 3% of total revenue for the three months ended June 30, 2013 and 2012, respectively.

Maintenance and support. Maintenance and support revenue increased $1.4 million to $11.4 million for the three months ended June 30, 2013 from $10.0 million for the three months ended June 30, 2012, representing a 14% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers purchasing maintenance and support services.

Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Related Revenue	Amount	As a Percentage of Related Revenue	Variance $	Variance %
Cost of license and implementation	$8,808	36%	$5,540	30%	$3,268	59%
Cost of maintenance and support	1,978	17%	1,959	20%	19	1%
Total cost of revenue	$10,786	30%	$7,499	27%	$3,287	44%
Gross profit	$24,741	70%	$20,635	73%	$4,106	20%

Cost of license and implementation. Cost of license and implementation increased $3.3 million to $8.8 million for the three months ended June 30, 2013 from $5.5 million for the three months ended June 30, 2012, representing a 59% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $2.5 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.2 million of noncash share-based compensation expense. In addition, there was an increase of $0.3 million of travel expenses due to the increase in the number of implementations, an increase of $0.2 million related to depreciation as a result of the renovation and the expansion of our corporate facility, an increase of $0.2 million related to hosting and our cloud-based service offerings, and an increase of $0.1 million related to third party deployment software costs.

License and implementation gross profit percentages were 64% for the three months ended June 30, 2013 as compared to 70% for the three months ended June 30, 2012. The decrease in the license and implementation gross profit percentage was principally the result of a 59% increase in license and implementation costs due primarily to an increase in headcount needed to support the increased number of active and anticipated implementations. License and implementation gross margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support was $2.0 million for the three months ended June 30, 2013 and 2012. Maintenance and support gross profit percentages were 83% for the three months ended June 30, 2013 as compared to 80% for the three months ended June 30, 2012. The increase in maintenance and support gross profit percentages was principally the result of an increase of 14% in maintenance and support revenue and a 1% increase in cost of maintenance and support.

Gross profit. Gross profit increased $4.1 million to $24.7 million for the three months ended June 30, 2013 from $20.6 million for the three months ended June 30, 2012, representing a 20% increase. The increase in overall gross profit was principally attributable to a 26% increase in total revenue.

Operating expenses:

	For the Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$15,935	45%	$11,884	42%	$4,051	34%
Research and development	8,026	23%	6,772	24%	1,254	19%
Total operating expenses	$23,961	67%	$18,656	66%	$5,305	28%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $4.1 million to $15.9 million for the three months ended June 30, 2013 from $11.9 million for the three months ended June 30, 2012, representing a 34% increase. The increase was principally attributable to an increase of $3.1 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $1.2 million of noncash share-based compensation. In addition, there was an increase of $0.4 million of marketing expenses resulting from increases in marketing initiatives, an increase of $0.2 million in third party professional fees, an increase of $0.2 million of depreciation as a result of the renovation and expansion of our corporate facility, and $0.2 million of administrative costs.

Research and development expenses. Research and development expenses increased $1.3 million to $8.0 million for the three months ended June 30, 2013 from $6.8 million for the three months ended June 30, 2012, representing a 19% increase. The increase in research and development expenses was principally attributable to an increase of $1.3 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, offset by a $0.4 million increase of capitalized personnel costs related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $0.3 million of noncash share-based compensation. In addition, there was an increase of $0.3 million of overhead expenses, which includes facility, depreciation, software and hardware support, due to increased headcount.

Other (expense) income, net:

	For the Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other (expense) income, net	(129)	—%	$(129)	—%	$—	—%

Other (expense) income, net. Other (expense) income, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other expense for the period remained unchanged and consisted of net decreases in foreign currency losses offset by an increase in interest expense from the Revolver.

Income tax provision:

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	11%	46%	n/a	(35)%
Income tax provision	$71	$855	$(784)	(92)%

Income tax provision. Our income tax provision decreased $0.8 million to $0.1 million for the three months ended June 30, 2013 from $0.9 million for the three months ended June 30, 2012. The decrease in the income tax provision was principally attributable to a decrease of $1.2 million in pre-tax income and a decrease in the effective tax rate. Our effective tax rate was 11% and 46% for the three months ended June 30, 2013 and 2012, respectively. The decrease in our effective tax rate was primarily due to the application of the 2013 R&E tax credit partially offset by a rate increase attributed to an increase in nondeductible share-based compensation expense

Comparison of six months ended June 30, 2013 with six months ended June 30, 2012

Revenue:

	For the Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$46,762	68%	$35,972	65%	$10,790	30%
Maintenance and support	22,391	32%	19,183	35%	3,208	17%
Total	$69,153	100%	$55,155	100%	$13,998	25%

License and implementation. License and implementation revenue increased $10.8 million to $46.8 million for the six months ended June 30, 2013 from $36.0 million for the six months ended June 30, 2012, representing a 30% increase.  The increase in license and implementation revenue was principally the result of a 19% increase in the number of implementations from 94 to 112, which increased the number of man-days expended by 39%, partially offset by a 6% decrease in the average revenue recognized per man-day as compared to the corresponding period in 2012. The average revenue per man-day can vary from period to period based on the relative relationship between license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 3% and 5% of total revenue for the six months ended June 30, 2013 and 2012, respectively. Revenue from hosting services represented approximately 2% and 3% of total revenue for the six months ended June 30, 2013 and 2012, respectively.

Maintenance and support. Maintenance and support revenue increased $3.2 million to $22.4 million for the six months ended June 30, 2013 from $19.2 million for the six months ended June 30, 2012, representing a 17% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers purchasing maintenance and support services.

Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$17,278	37%	$11,543	32%	$5,735	50%
Cost of maintenance and support	4,061	18%	3,895	20%	166	4%
Total cost of revenue	$21,339	31%	$15,438	28%	$5,901	38%
Gross profit	$47,814	69%	$39,717	72%	$8,097	20%

Cost of license and implementation. Cost of license and implementation increased $5.7 million to $17.3 million for the six months ended June 30, 2013 from $11.5 million for the six months ended June 30, 2012, representing a 50% increase. The increase in cost of license and implementation is principally attributable to an increase of $4.3 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.3 million of noncash share-based compensation expense. In addition, there was an increase of $0.7 million of travel expenses due to the increase in the number of implementations, an increase of $0.4 million related to hosting and our cloud-based service offerings and an increase of $0.3 million related to depreciation as a result of renovation and expansion of our corporate facility.

License and implementation gross profit percentages were 63% for the six months ended June 30, 2013 and 68% for the six months ended June 30, 2012. The decrease in the license and implementation gross profit percentage was principally the result of a 50% increase in license and implementation costs due primarily to an increase in headcount needed to support the increased number of active and anticipated implementations. License and implementation gross profit percentages may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $4.1 million for the six months ended June 30, 2013 from $3.9 million for the six months ended June 30, 2012, representing a 4% increase. The increase in cost of maintenance in the first six months of 2013 when compared to the corresponding period in 2012 is attributable to an increase of $0.2 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth.

Maintenance and support gross profit percentages were 82% for the six months ended June 30, 2013 and 80% for the six months ended June 30, 2012. The increase in maintenance and support gross profit percentages was principally the result of an increase of 17% in maintenance and support revenue.

Gross profit. Gross profit increased $8.1 million to $47.8 million for the six months ended June 30, 2013 from $39.7 million for the six months ended June 30, 2012, representing a 20% increase. The increase in overall gross profit was attributable to a 25% increase in total revenue.

Operating expenses:

	For the Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$30,223	44%	$22,140	40%	$8,083	37%
Research and development	16,121	23%	13,469	24%	2,652	20%
Total operating expenses	$46,344	67%	$35,609	65%	$10,735	30%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $8.1 million to $30.2 million for the six months ended June 30, 2013 from $22.1 million for the six months ended

June 30, 2012, representing a 37% increase. The increase was principally due to an increase of $6.8 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $2.2 million of noncash share-based compensation. In addition, there was a $0.6 million increase of overhead and other expenses, which consists of facility and depreciation, an increase of $0.3 million of professional fees, an increase of $0.2 million of software and hardware support, an increase of $0.1 million of marketing initiatives and $0.1 million of travel expense primarily as a result of increase in sales activity. These increases were offset by a decrease of $0.1 million of consultants fees related to the implementation of an enterprise resource planning system in 2012.

Research and development expenses. Research and development expenses increased $2.7 million to $16.1 million for the six months ended June 30, 2013 from $13.5 million for the six months ended June 30, 2012, representing a 20% increase. The increase was principally attributed to an increase of $3.3 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, offset by $1.0 million of capitalized personnel costs related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $0.6 million of noncash share-based compensation. In addition, there was an increase of $0.3 million of overhead expenses which was primarily due to increased depreciation expense related to the renovation and expansion of our corporate facility.

Other income (expense), net:

	For the Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other income (expense), net	(234)	—	(106)	—	(128)	nm

Other income (expense), net. Other (expense) income, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the Revolver and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other income (expense), net increased by $0.1 million during the six months ended June 30, 2013 primarily due to interest expense related to the Revolver.

Income tax (benefit) provision:

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	(87)%	45%	n/a	(132)%
Income tax (benefit) provision	$(1,078)	$1,816	$(2,894)	(159)%

Income tax (benefit) provision. Our income tax provision decreased $2.9 million to a tax benefit of $1.1 million for the six months ended June 30, 2013 from a tax provision of $1.8 million for the six months ended June 30, 2012. The decrease in the income tax provision was principally attributable to a decrease of $2.8 million of pretax income and a decrease in the effective tax rate. Our effective tax rate was a tax benefit of 87% and a tax provision of 45% for the six months ended June 30, 2013 and 2012, respectively. The decrease in our effective tax rate was primarily due to the effect of the application of the 2013 R&E tax credit, and a discrete benefit attributed to the 2012 R&E tax credit recorded in the first quarter of 2013, partially offset by a rate increase attributed to an increase in nondeductible share-based compensation expense.

Liquidity and Capital Resources

Liquidity

At June 30, 2013, we had $88.2 million of cash and cash equivalents and $82.3 million of working capital as compared to $83.6 million of cash and cash equivalents and $73.0 million of working capital at December 31, 2012. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

Based on existing cash and cash equivalent balances, availability under our Revolver and our current estimates of revenues and expenses, we believe that we will have adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At June 30, 2013, we had restricted cash of $0.3 million related to letters of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$7,934	$6,953
Net cash used in investing activities	(3,706)	(4,079)
Net cash provided by (used in) financing activities	441	(169)
Cash and cash equivalents (beginning of period)	83,558	68,457
Cash and cash equivalents (end of period)	$88,227	$71,162

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2013 was $7.9 million, which represents an increase of $1.0 million when compared to the corresponding period in 2012. For the six months ended June 30, 2013, our cash flows from operations were derived principally from our earnings from on-going operations prior to noncash expenses such as depreciation and amortization, share-based compensation and related tax benefits, provision for doubtful accounts and changes in our working capital. The $1.0 million increase was due to an increase of $4.4 million of noncash expenses principally as the result of the increase in share-based compensation and an increase of $0.1 million in net income, partially offset by a decrease of $3.5 million attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue. Included in our changes in operating assets and liabilities in 2013 and 2012 was $5.7 million and $2.8 million of incentive payments paid to our employees that were earned in 2012 and 2011, respectively. Also included in our changes in operating assets and liabilities in 2012 was $5.1 million of cash provided from a tax refund received in the second quarter.

Net cash used in investing activities. Net cash used in investing activities was $3.7 million for the six months ended June 30, 2013 compared to $4.1 million for the six months ended June 30, 2012. The decrease in net cash used in investing activities for the six months ended June 30, 2013 as compared to the corresponding period in 2012 is primarily the result of a $1.1 million decrease in purchases of property and equipment, partially offset by a $0.7 million increase in capitalized internal-use software development costs related to our cloud-based service offerings.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2012. The increase for the six months ended June 30, 2013 as compared to the corresponding period in 2012 is primarily the result of an increase in net cash provided by the exercise of stock options and stock appreciation rights of $2.3 million, offset by a $1.7 million decrease in excess tax benefits as a result of the vesting of restricted stock units.

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

Credit facility

As of June 30, 2013, there were $0.2 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2013, $13,000 and $26,000, respectively, of debt issue cost amortization is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income.

There were no outstanding borrowings under the Revolver as of June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency exchange risk. The primary market risk we face is from foreign currency exchange rate fluctuations on our financial results. The effect of an immediate 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2013 would result in a loss of approximately $30,000. In addition, the Company has operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of June 30, 2013, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2013. Based on our evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2013, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

10.18(1)	Amended and Restated Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Ronald F. Woestemeyer, dated as of May 13, 2013.

10.19(2)	PROS 2013 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

(1)	Incorporated by reference to our Current Report on Form 8-K dated May 15, 2013. Constitutes management contracts or compensatory arrangements.
(2)	Incorporated by reference to our Current Report on Form 8-K dated June 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

August 1, 2013	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

August 1, 2013	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)