Form 10-Q
period 2013-09-30
PROS Holdings, Inc.
filed 2013-11-04
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 28,123,763 as of October 31, 2013.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; the success of our planned acquisition of Cameleon Software; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$90,774	$83,558
Accounts and unbilled receivables, net of allowance of $720 and $760, respectively	44,627	38,801
Prepaid and other current assets	6,406	5,067
Total current assets	141,807	127,426
Restricted cash	—	329
Property and equipment, net	14,911	12,788
Other long term assets, net	5,319	5,936
Total assets	$162,037	$146,479
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$6,012	$3,775
Accrued liabilities	5,065	3,258
Accrued payroll and other employee benefits	6,858	7,669
Deferred revenue	35,788	39,774
Total current liabilities	53,723	54,476
Long-term deferred revenue	2,787	2,007
Other long-term liabilities	970	1,327
Total liabilities	57,480	57,810
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 32,535,983 and 31,966,432 shares issued, respectively; 28,118,398 and 27,548,847 shares outstanding, respectively	33	32
Additional paid-in capital	100,273	87,693
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	18,189	14,882
Total stockholders’ equity	104,557	88,669
Total liabilities and stockholders’ equity	$162,037	$146,479
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
License and implementation	$25,085	$19,494	$71,847	$55,466
Maintenance and support	11,728	10,419	34,119	29,602
Total revenue	36,813	29,913	105,966	85,068
Cost of revenue:
License and implementation	9,008	6,547	26,287	18,090
Maintenance and support	2,018	2,122	6,079	6,017
Total cost of revenue	11,026	8,669	32,366	24,107
Gross profit	25,787	21,244	73,600	60,961
Operating expenses:
Selling, marketing, general and administrative	15,714	12,383	45,936	34,524
Research and development	8,001	7,049	24,122	20,518
Acquisition-related	677	—	677	—
Income from operations	1,395	1,812	2,865	5,919
Other income (expense), net	83	(15)	(150)	(121)
Income before income tax provision	1,478	1,797	2,715	5,798
Income tax provision (benefit)	485	441	(592)	2,256
Net income	$993	$1,356	$3,307	$3,542
Net earnings per share:
Basic	$0.04	$0.05	$0.12	$0.13
Diluted	$0.03	$0.05	$0.11	$0.13
Weighted average number of shares:
Basic	28,096,333	27,426,269	27,953,416	27,322,940
Diluted	30,315,499	28,362,582	29,935,756	28,320,181
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income	$993	$1,356	$3,307	$3,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$3,307	$3,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,080	1,546
Share-based compensation	11,822	6,962
Excess tax benefit on share-based compensation	—	(1,715)
Tax (shortfall)/benefit from share-based compensation	(9)	1,621
Deferred income tax, net	654	344
Provision for doubtful accounts	(40)	(257)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(5,787)	(12,832)
Prepaid expenses and other assets	(1,413)	3,276
Accounts payable and other liabilities	2,191	137
Accrued liabilities	1,371	2,334
Accrued payroll and other employee benefits	(811)	1,123
Deferred revenue	(3,206)	4,788
Net cash provided by operating activities	11,159	10,869
Investing activities:
Purchases of property and equipment	(2,636)	(5,391)
Capitalized internal-use software development costs	(2,265)	(1,378)
Decrease in restricted cash	329	—
Net cash used in investing activities	(4,572)	(6,769)
Financing activities:
Exercise of stock options	3,079	1,033
Excess tax benefits on share-based compensation	—	1,715
Tax withholding related to net share settlement of restricted stock units	(2,450)	(2,411)
Debt issuance costs related to credit facility	—	(250)
Net cash provided by financing activities	629	87
Net increase in cash and cash equivalents	7,216	4,187
Cash and cash equivalents:
Beginning of period	83,558	68,457
End of period	$90,774	$72,644
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013.

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

Use of estimates

The Company’s management prepares the unaudited condensed consolidated financial statements in accordance with GAAP. The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company’s estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company’s Annual Report under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company’s critical accounting policies as described in the Company’s Annual Report.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company's revenue includes nonsoftware related hosting services. The Company's arrangements with customers typically include: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) professional services for configuration, implementation and training services and (c) maintenance and support related to the solutions, including technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable.

In determining whether professional services revenue should be accounted for separately from license revenue, the Company evaluates whether the professional services are considered essential to the functionality of the software using factors such as: the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of professional services; the availability of services from other vendors; whether the timing of payments for license revenue coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

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

The Company also licenses software solutions under term license agreements that typically include maintenance and support during the license term. When maintenance and support is included for the entire term of the license, there is no renewal rate and the Company has not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance and support on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term.

For arrangements that include hosting services, the Company allocates the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the hosting term.

For multiple element arrangements that contain software and nonsoftware elements (such as the Company's hosting service offerings), the Company allocates revenue between the software and software-related elements as a group and any nonsoftware elements based on a relative fair value allocation.  The Company determines fair value for each deliverable using the following hierarchy. The Company utilizes VSOE of fair value if it exists; however in certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third party evidence ("TPE") may not be available. When the Company is unable to establish selling prices using VSOE or TPE, the Company uses best estimated selling price ("BESP") in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if available basis. The Company generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis through the maintenance and support period. The Company recognizes revenue from maintenance and support arrangements ratably over the period in which the maintenance and support services are provided.

Software license and implementation revenue that have been recognized, but for which the Company has not invoiced the customer, are recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue have been recognized are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software development costs related to the Company's cloud-based offerings were $0.8 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. Capitalized internal-use software development costs related to our cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2013, the Company amortized $0.1 million and $0.3 million, respectively, of capitalized internal-use software development costs related to its cloud-based offerings. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs related to the Company's cloud-based offerings is included in cost of license and implementation revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

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

The following table presents the number of shares or units outstanding for each award type as of September 30, 2013 and December 31, 2012, respectively.

Award type	September 30, 2013	December 31, 2012
Stock options	1,182,290	1,474,828
Restricted stock units	1,613,335	1,182,726
Stock appreciation rights	725,196	789,637
Market share units	469,000	205,000

Stock options, RSUs and SARs vest ratably between three and four years. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over their respective performance periods, as defined by each award's plan documents.

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

The assumptions used to value the MSUs granted during the nine months ended September 30, 2013 were as follows:

For the Three Months Ended September 30, 2013
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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $58.0 million invested in treasury money market funds at both September 30, 2013 and December 31, 2012, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820, “Fair Value Measurement and Disclosure.”

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

Credit Facility

As of September 30, 2013, $0.2 million of unamortized debt issuance costs related to the revolving credit facility ("Revolver") is included in other long term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2013, $12,500 and $37,500, respectively, of debt issuance cost amortization is included in Other Expense (Income), net in the unaudited condensed consolidated statements of comprehensive income.

As of September 30, 2013, the Company had no outstanding borrowings under the Revolver.

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

The effective tax rate for the three months ended September 30, 2013 and 2012 was 33% and 25%, respectively. The effective tax rate (benefit) for the nine months ended September 30, 2013 and 2012 was (22)% and 39%, respectively. The increase in the effective tax rate in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily due to an increase in non-deductible share-based compensation expense in 2013 and a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits, partially offset by the application of the 2013 R&E tax credit. The difference between the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to the application of the 2013 R&E tax credit, a discrete benefit attributed to the 2012 R&E tax credit recorded in the first quarter of 2013, partially offset by a rate increase attributed to an increase in non-deductible share-based compensation expense and a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits.

The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended September 30, 2013 was due primarily to the 2013 R&E tax credit, partially offset by a rate increase attributable to nondeductible share-based compensation expense. The difference between the effective tax rate and the federal statutory rate of 34% for the nine months ended September 30, 2013 was due primarily to rate decreases from the 2013 R&E tax credit and a discrete benefit attributed to the 2012 R&E tax credit, partially offset by a rate increase attributable to nondeductible share-based compensation expense.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$993	$1,356	$3,307	$3,542
Denominator:
Weighted average shares (basic)	28,096,333	27,426,269	27,953,416	27,322,940
Dilutive effect of potential common shares	2,219,166	936,313	1,982,340	997,241
Weighted average shares (diluted)	30,315,499	28,362,582	29,935,756	28,320,181
Basic earnings per share	$0.04	$0.05	$0.12	$0.13
Diluted earnings per share	$0.03	$0.05	$0.11	$0.13

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 140 and 1,005,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately 12,000 and 549,000 for the nine months ended September 30, 2013 and 2012, respectively.

4. Noncash Share-based Compensation

During the three months ended September 30, 2013, the Company granted 44,525 shares of RSUs with a weighted average grant-date fair value of $31.06 per share. The Company did not grant stock options, SARs or MSUs during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company granted 839,125 shares of RSUs with a weighted average grant-date fair value of $20.37 per share. The Company granted 270,000 MSUs with a weighted average grant-date fair value of $40.58 to certain executive officers and non-executive employees during the nine months ended September 30, 2013. These MSUs vest on January 1, 2016 and the actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over their respective performance period, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the nine months ended September 30, 2013.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation:
Cost of revenue:
License and implementation	$536	$335	$1,531	$966
Total included in cost of revenue	536	335	1,531	966
Operating expenses:
Selling, marketing, general and administrative	2,940	1,662	8,000	4,565
Research and development	788	493	2,291	1,431
Total included in operating expenses	3,728	2,155	10,291	5,996
Total share-based compensation expense	$4,264	$2,490	$11,822	$6,962

In February 2013, the number of shares available for issuance increased by 900,000 to 7,268,000 under an evergreen provision in our 2007 Equity Incentive Plan ("2007 Stock Plan"). As of September 30, 2013, 440,051 shares remained available for issuance under the 2007 Stock Plan. At September 30, 2013, there was an estimated $33.4 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

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

6. Subsequent Events

On October 24, 2013, the Company entered into a tender offer agreement with Cameleon Software ("Cameleon"), a French software company listed on the NYSE Euronext exchange, indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon in an all-cash transaction valued at approximately €24 million (U.S. $33 million), net of cash expected to be acquired. The Cameleon board unanimously recommended this tender offer. Completion of the tender offer is subject to, among other things, clearance of the tender offer by the Autorité des Marchés Financiers (AMF), and Cameleon shareholders tendering at least 65% of Cameleon’s freely tradeable shares and warrants in the tender offer. As part of the tender offer, the Company placed approximately $40 million in an escrow to fund the acquisition. These funds will be unavailable to the Company for other uses until the successful closing of the tender offer, the failure of the tender offer in accordance with its terms or the AMF's rejection of the tender offer, whichever first occurs. If successful, we expect to complete the acquisition of Cameleon in the first quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS“ and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

This management’s discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations set forth in our Annual Report.

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

•
Managing our continued growth. Since 2010, we have experienced strong growth in both our revenues and operations, including significant growth in our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies, successfully integrate the operations and personnel of any companies we may acquire, appropriately manage our expenses as we grow; enter into and maintain beneficial channel relationships; and develop new products. If we are not able to execute on these actions, our business may not grow as we anticipated.

•
Variability in revenue. Our revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts.  For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery.  We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods, impacting the timing of the recognition of revenue. For example, growth in our term license and SaaS service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries.  From a geographical standpoint, approximately 56% of our consolidated revenues were derived from customers outside the United States for both the three months ended September 30, 2013 and 2012, and approximately 54% and 59% of our consolidated revenues were derived from customers outside the United States for each of the nine months ended September 30, 2013 and 2012, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. For the three and nine months ended September 30, 2013, our effective income tax rate provision was 33% and a tax benefit of 22% as compared to the federal rate of 34%. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which included, among other legislation, the retroactive extension of the Research and Experimentations ("R&E") tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the 2012 R&E tax credit in 2013, we recognized a discrete tax benefit of $1.4 million in the first quarter of 2013.

Results of Operations

Comparison of three months ended September 30, 2013 with three months ended September 30, 2012

Revenue:

	For the Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$25,085	68%	$19,494	65%	$5,591	29%
Maintenance and support	11,728	32%	10,419	35%	1,309	13%
Total	$36,813	100%	$29,913	100%	$6,900	23%

License and implementation. License and implementation revenue increased $5.6 million to $25.1 million for the three months ended September 30, 2013 from $19.5 million for the three months ended September 30, 2012, representing a 29% increase. The increase in license and implementation revenue was principally the result of  an 11% increase in the number of implementations from 85 to 94, which increased the number of man-days expended by 13%, and a 14% increase in the average revenue recognized per man-day as compared to the corresponding period in 2012. The increase in average revenue recognized per man-day was due predominantly to an increase in license revenue recognized upon software delivery for the three months ended September 30, 2013 compared to the corresponding period in 2012. The average revenue per man-day can vary from quarter to quarter based on the relative relationship between license and implementation revenue and on the amount of license revenue recognized upon software delivery.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 3% and 6% of total revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue from hosting services represented approximately 2% and 3% of total revenue for the three months ended September 30, 2013 and 2012, respectively.

Maintenance and support. Maintenance and support revenue increased $1.3 million to $11.7 million for the three months ended September 30, 2013 from $10.4 million for the three months ended September 30, 2012, representing a 13% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers purchasing maintenance and support services.

Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Related Revenue	Amount	As a Percentage of Related Revenue	Variance $	Variance %
Cost of license and implementation	$9,008	36%	$6,547	34%	$2,461	38%
Cost of maintenance and support	2,018	17%	2,122	20%	(104)	(5)%
Total cost of revenue	$11,026	30%	$8,669	29%	$2,357	27%
Gross profit	$25,787	70%	$21,244	71%	$4,543	21%

Cost of license and implementation. Cost of license and implementation increased $2.5 million to $9.0 million for the three months ended September 30, 2013 from $6.5 million for the three months ended September 30, 2012, representing a 38% increase. The increase in cost of license and implementation was principally attributable to an increase of $2.4 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.2 million of noncash share-based compensation expense. In addition, there was an increase of $0.1 million in depreciation as a result of the renovation and the expansion of our corporate headquarters, and an increase of $0.1 million related to hosting and other cloud-based services offerings. These increases were offset by a decrease of $0.1 million of recruiting expenses.

License and implementation gross profit percentages were 64% for the three months ended September 30, 2013 as compared to 66% for the three months ended September 30, 2012. The decrease in the license and implementation gross profit percentage was principally the result of a 38% increase in license and implementation costs due primarily to an increase in headcount needed to support the increased number of active and anticipated implementations. License and implementation gross margins vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support decreased $0.1 million to $2.0 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012. The decrease in cost of maintenance for the three months ended September 30, 2013 when compared to the corresponding period in 2012 was attributable to a decrease of $0.1 million of personnel costs.

Maintenance and support gross profit percentages were 83% for the three months ended September 30, 2013 as compared to 80% for the three months ended September 30, 2012. The increase in maintenance and support gross profit percentages was principally the result of a 13% increase in maintenance and support revenue offset by a 5% decrease in cost of maintenance and support.

Gross profit. Gross profit increased $4.5 million to $25.8 million for the three months ended September 30, 2013 from $21.2 million for the three months ended September 30, 2012, representing a 21% increase. The increase in overall gross profit was principally attributable to a 23% increase in total revenue.

Operating expenses:

	For the Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$15,714	43%	$12,383	41%	$3,331	27%
Research and development	8,001	22%	7,049	24%	952	14%
Acquisition-related	677	2%	—	—%	677	—%
Total operating expenses	$24,392	66%	$19,432	65%	$4,960	26%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $3.3 million to $15.7 million for the three months ended September 30, 2013 from $12.4 million for the three months ended September 30, 2012, representing a 27% increase. The increase was principally attributable to an increase of $3.1 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $1.3 million of noncash share-based compensation. In addition, there an increase of $0.2 million in depreciation as a result of the renovation and expansion of our corporate facility, $0.2 million of administrative costs and $0.1 million of software and hardware support. These increases were offset by a decrease of $0.1 million in recruiting expenses and a decrease of $0.1 million of travel expenses.

Research and development expenses. Research and development expenses increased $1.0 million to $8.0 million for the three months ended September 30, 2013 from $7.0 million for the three months ended September 30, 2012, representing a 14% increase. The increase in research and development expenses was principally attributable to an increase of $0.8 million in personnel costs as a result of increased headcount to support work on new and existing products and initiatives, offset by a $0.2 million increase of capitalized personnel costs related to the development of our cloud-based services offerings. Included in the increase in personnel costs is an increase of $0.3 million of noncash share-based compensation. In addition, there was an increase of $0.1 million of overhead expenses, which includes facility, depreciation, software and hardware support.

Acquisition-related expenses. Acquisition-related expenses were $0.7 million for the three months ended September 30, 2013 consisting primarily of advisory and legal fees related to our planned acquisition of Cameleon.

Other income (expense), net:

	For the Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other income (expense), net	83	—%	$(15)	—%	$98	nm

Other income (expense), net. Other income (expense), net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other income (expense), net increased by $0.1 million during the three months ended September 30, 2013, primarily due to net increases in foreign currency gains during the period.

Income tax provision:

	For the Three Months Ended September 30,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	33%	25%	n/a	8%
Income tax provision	$485	$441	$44	10%

Income tax provision. Our income tax provision increased $44 thousand to $0.5 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. The increase in the income tax provision was principally attributable to an increase in the effective tax rate, partially offset by a decrease of $0.3 million in pre-tax income. Our effective tax rate was 33% and 25% for the three months ended September 30, 2013 and 2012, respectively. The increase in our effective tax rate was primarily due to an increase in non-deductible share-based compensation expense in 2013 and a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributable to higher than expected 2011 R&E tax credits, partially offset by the application of the 2013 R&E tax credit.

Comparison of nine months ended September 30, 2013 with nine months ended September 30, 2012

Revenue:

	For the Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
License and implementation	$71,847	68%	$55,466	65%	$16,381	30%
Maintenance and support	34,119	32%	29,602	35%	4,517	15%
Total	$105,966	100%	$85,068	100%	$20,898	25%

License and implementation. License and implementation revenue increased $16.4 million to $71.8 million for the nine months ended September 30, 2013 from $55.5 million for the nine months ended September 30, 2012, representing a 30% increase.  The increase in license and implementation revenue was principally the result of a 12% increase in the number of implementations from 112 to 125, which increased the number of man-days expended by 29%. The average revenue recognized per man-day as compared to the corresponding period in 2012 remained flat period over period. The average revenue per man-day can vary from period to period based on the relative relationship between license and implementation revenue.

License and implementation revenue includes revenue from both term licenses and hosting services. Revenue from term licenses represented approximately 3% and 5% of total revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenue from hosting services represented approximately 2% and 3% of total revenue for the nine months ended September 30, 2013 and 2012, respectively.

Maintenance and support. Maintenance and support revenue increased $4.5 million to $34.1 million for the nine months ended September 30, 2013 from $29.6 million for the nine months ended September 30, 2012, representing a 15% increase. The increase in maintenance and support revenue is principally a result of an increase in the number of customers purchasing maintenance and support services.

Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$26,287	37%	$18,090	33%	$8,197	45%
Cost of maintenance and support	6,079	18%	6,017	20%	62	1%
Total cost of revenue	$32,366	31%	$24,107	28%	$8,259	34%
Gross profit	$73,600	69%	$60,961	72%	$12,639	21%

Cost of license and implementation. Cost of license and implementation increased $8.2 million to $26.3 million for the nine months ended September 30, 2013 from $18.1 million for the nine months ended September 30, 2012, representing a 45% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $6.6 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.5 million of noncash share-based compensation expense. In addition, there was an increase of $0.7 million of travel expenses due to the increase in the number of implementations, an increase of $0.5 million related to hosting and our cloud-based service offerings, an increase of $0.4 million related to overhead expenses, which includes facility, depreciation as a result of the renovation and the expansion of our corporate facility, software and hardware support, and an increase of $0.2 million related to third party deployment software costs. These increases were offset by a decrease of $0.2 million of recruiting expenses.

License and implementation gross profit percentages were 63% for the nine months ended September 30, 2013 and 67% for the nine months ended September 30, 2012. The decrease in the license and implementation gross profit percentage was principally the result of a 45% increase in license and implementation costs due primarily to an increase in headcount needed to support the increased number of active and anticipated implementations. License and implementation gross profit percentages may vary from period to period depending on different factors, including the amount of implementation services required to deploy our products relative to the total contract price.

Cost of maintenance and support. Cost of maintenance and support increased $0.1 million to $6.1 million for the nine months ended September 30, 2013 from $6.0 million for the nine months ended September 30, 2012, representing a 1% increase. The increase in cost of maintenance in the first nine months of 2013 when compared to the corresponding period in 2012 is attributable to an increase of $0.1 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth.

Maintenance and support gross profit percentages were 82% for the nine months ended September 30, 2013 and 80% for the nine months ended September 30, 2012. The increase in maintenance and support gross profit percentages was principally the result of an increase of 15% in maintenance and support revenue.

Gross profit. Gross profit increased $12.6 million to $73.6 million for the nine months ended September 30, 2013 from $61.0 million for the nine months ended September 30, 2012, representing a 21% increase. The increase in overall gross profit was attributable to a 25% increase in total revenue.

Operating expenses:

	For the Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Selling, marketing, general and administrative	$45,936	43%	$34,524	41%	$11,412	33%
Research and development	24,122	23%	20,518	24%	3,604	18%
Acquisition-related	677	1%	—	—%	677	—%
Total operating expenses	$70,735	67%	$55,042	65%	$15,693	29%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $11.4 million to $45.9 million for the nine months ended September 30, 2013 from $34.5 million for the nine months ended September 30, 2012, representing a 33% increase. The increase was principally due to an increase of $9.9 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $3.4 million of noncash share-based compensation. In addition, there was an increase of $0.9 million increase of overhead expenses, which includes facility, depreciation, software and hardware support, an increase due to $0.3 million related to bad debt recoveries recorded in 2012, and an increase of $0.2 million related to administrative expenses. These increases were offset by a decrease of $0.2 million of recruiting expenses and a decrease of $0.1 million of consultants fees related to the implementation of an enterprise resource planning system in 2012.

Research and development expenses. Research and development expenses increased $3.6 million to $24.1 million for the nine months ended September 30, 2013 from $20.5 million for the nine months ended September 30, 2012, representing a 18% increase. The increase was principally attributed to an increase of $4.2 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, offset by $1.1 million of capitalized personnel costs related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $0.9 million of noncash share-based compensation. In addition, there was an increase of $0.4 million of overhead expenses which was primarily due to increased depreciation expense related to the renovation and expansion of our corporate facility.

Acquisition-related expenses. Acquisition-related expenses were $0.7 million for the nine months ended September 30, 2013 consisting primarily of advisory and legal fees related to our planned acquisition of Cameleon.

Other income (expense), net:

	For the Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	As a Percentage of Total Revenue	Amount	As a Percentage of Total Revenue	Variance $	Variance %
Other income (expense), net	(150)	—	(121)	—	(29)	nm

Other income (expense), net. Other income (expense) , net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the Revolver and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other expense for the period was slightly higher than the previous period and consisted of an increase in interest expense from the Revolver offset by a net decrease in foreign currency losses.

Income tax (benefit) provision:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	(22)%	39%	n/a	(61)%
Income tax (benefit) provision	$(592)	$2,256	$(2,848)	(126)%

Income tax (benefit) provision. Our income tax provision decreased $2.8 million to a tax benefit of $0.6 million for the nine months ended September 30, 2013 from a tax provision of $2.3 million for the nine months ended September 30, 2012. The decrease in the income tax provision was principally attributable to a decrease of $3.1 million of pre-tax income and a decrease in the effective tax rate. Our effective tax rates were a tax benefit of 22% and a tax provision of 39% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate was primarily due to the effect of the application of the 2013 R&E tax credit, and a discrete benefit attributed to the 2012 R&E tax credit recorded in the first quarter of 2013, partially offset by a rate increase attributed to an increase in nondeductible share-based compensation expense.

Liquidity and Capital Resources

Liquidity

At September 30, 2013, we had $90.8 million of cash and cash equivalents and $88.1 million of working capital as compared to $83.6 million of cash and cash equivalents and $73.0 million of working capital at December 31, 2012. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

In October , 2013, we placed approximately $40 million of cash into escrow to fund our planned acquisition of Cameleon. These funds will be unavailable for other uses until the successful closing of the tender offer, the failure of the tender offer in accordance with its terms or the AMF's rejection of the tender offer, whichever first occurs. Excluding the funds placed into escrow, we believe our existing cash and cash equivalent balances, funds available under our Revolver and our current estimates of future operating cash flows will provide adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$11,159	$10,869
Net cash used in investing activities	(4,572)	(6,769)
Net cash provided by financing activities	629	87
Cash and cash equivalents (beginning of period)	83,558	68,457
Cash and cash equivalents (end of period)	$90,774	$72,644

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $11.2 million, which represents an increase of $0.3 million when compared to the corresponding period in 2012. The $0.3 million increase was due to an increase of $7.0 million of noncash expenses principally from a $4.9 million increase in share-based compensation, a $1.7 million increase in excess tax benefits on share-based compensation and a $1.5 million increase in depreciation and amortization. These increases were offset by a $1.6 million decrease in tax benefits from share-based compensation and a $6.5 million decrease attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue. Included in our changes in operating assets and liabilities in 2013 and 2012 was $5.7 million and $2.8 million of incentive payments paid to our employees that were earned in 2012 and 2011, respectively. Also included in our changes in operating assets and liabilities in 2012 was $5.1 million of cash provided from a tax refund received in the second quarter.

Net cash used in investing activities. Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2013 compared to $6.8 million for the nine months ended September 30, 2012. The decrease in net cash used in investing activities for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily the result of a $2.2 million decrease in purchases of property and equipment, partially offset by a $0.9 million increase in capitalized internal-use software development costs related to our cloud-based service offerings.

Net cash provided by financing activities. Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2013 compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2012. The increase for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily the result of an increase in net cash provided by the exercise of stock options of $2.0 million, offset by a $1.7 million decrease in excess tax benefits as a result of the vesting of restricted stock units.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

As of September 30, 2013, there were $0.2 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2013, $12,500 and $37,500, respectively, of debt issue cost amortization is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income.

There were no outstanding borrowings under the Revolver as of September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency exchange risk. The primary market risk we face is from foreign currency exchange rate fluctuations on our financial results. The effect of an immediate 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2013 would result in a loss of approximately $500,000. In addition, the Company has operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made by the Company through these foreign subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of September 30, 2013, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2013. Based on our evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2012 other than the update included below:

Our directors, executive officers, and certain significant shareholders hold a significant portion of our outstanding shares.

Our directors and executive officers collectively control approximately 19% of our outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC and investment funds associated with BlackRock, Inc., control approximately 42% of our outstanding common shares. As a result, these stockholders could influence matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if such change of control would be beneficial to you as a stockholder and could affect the market price of our shares if there is a sale by this group of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2013, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1(1)	Amended and Restated Bylaws of PROS Holdings, Inc.

10.18(2)	Amended and Restated Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Ronald F. Woestemeyer, dated as of May 13, 2013.

10.19(3)	PROS 2013 Employee Stock Purchase Plan.

10.20(1)	Amended and Restated Form of Indemnity Agreement entered into among the Company, its affiliates and its directors and officers.

10.21(4)	Tender Offer Agreement by and between PROS Holdings, Inc. and Cameleon Software dated as of October 24, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

(1)	Incorporated by reference to our Current Report on Form 8-K dated August 21, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K dated May 15, 2013. Constitutes management contracts or compensatory arrangements.
(3)	Incorporated by reference to our Current Report on Form 8-K dated June 7, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K dated October 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

November 4, 2013	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2013	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)