Form 10-K
period 2013-12-31
PROS Holdings, Inc.
filed 2014-03-03
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $700.5 million as of June 28, 2013 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of February 24, 2014, there were outstanding 29,186,722 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2014 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2013

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," “we,” “us,” and “our” refers to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain statements that may be deemed to be “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report not dealing with historical results or current facts are forward-looking and are based on estimates, assumptions and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar statements of future or forward-looking nature identify forward-looking statements. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements whether as a result of new information, future events or otherwise.
Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this report entitled "Risk Factors". You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (“SEC”), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this report.
Part I
Item 1. Business
Overview

PROS provides big data software solutions designed to help companies outperform in their markets by using big data to sell more effectively. We apply more than two decades of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software solutions to analyze, execute, and optimize sales, pricing, quoting, rebates, and revenue management. We also provide professional services to implement our software solutions. Since inception, PROS has completed over 700 implementations of our solutions, across more than 40 industries in more than 55 countries.

We were incorporated in Texas in 1985.  We reincorporated as a Delaware corporation in 1998.  In 2002, we reorganized as a holding company in Delaware.  Our principal executive offices are located at 3100 Main Street, Suite 900, Houston, Texas 77002.  Our telephone number is (713) 335-5151.  Our website is www.PROS.com.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

In December 2013, we acquired SignalDemand, Inc. ("SignalDemand"), an optimization software company headquartered in San Francisco, with approximately 40 professionals, for total cash consideration of $13.5 million. This acquisition broadens our offering for companies in resource-based and commodity-driven industries, with products designed to help companies better serve their customers in volatile markets with greater confidence and agility. Through its SaaS-based solutions, SignalDemand processes thousands of variables to deliver real-time recommendations to help companies make price and mix decisions across products, customers and channels.

In January 2014, we acquired approximately 90% of Cameleon Software SA, a publicly traded French societe anonyme ("Cameleon") in an all-cash transaction valued at approximately €24 million (U.S. $33 million), net of cash acquired.

Our industry

Data-driven decision making is an important driver of business performance. The high volume, velocity and variety of data that demand cost-effective, innovative forms of information processing, commonly referred to as "big data," available to companies is growing rapidly. For example, IDC, a global IT market intelligence provider, expects the worldwide big data technology and services market to grow at a 27% compound annual growth rate – with revenues reaching $32.4 billion in 2017. Software applications can leverage big data to enhance insight and help companies make business decisions that affect growth and profitability. We believe software applications that apply data science to big data are one of the most compelling opportunities for companies to improve sales, pricing, quoting, rebates, and revenue management. These applications allow companies to move from instinct-driven sales, pricing, and revenue management strategies, to data-driven strategies. We expect market forces to accelerate the demand for big data solutions. These forces include increasingly complex markets and business models, uncertain demand for products and services, volatile costs, greater sophistication of purchasers, proliferation of competitive alternatives, and exponentially increasing enterprise and market data. We believe the market for big data science and technology is a large and emerging opportunity that spans most major industries.

Our solutions

We believe our big data solutions help transform our customers' big data into a strategic advantage. By using our solutions, our customers can gain greater confidence and agility in their selling strategies through data-driven insights into sales transactions. These insights include the customers and prospects most likely to buy, offers most likely to result in a closed deal, and pricing that will help win a customer's business. We seek to deliver these insights through software packages that apply data science to a company's historic customer transaction, market and other data to uncover customer buying patterns and preferences. The data science embedded in our solutions provides customers with predictive and prescriptive guidance on key business decisions that drive growth and profitability, including product mix optimization, price forecasting, price optimization, product configuration recommendations, cross-sell and upsell recommendations, attrition detection, and willingness-to-pay. Our solutions also help to streamline sales, pricing and revenue management processes with enhanced automation, controls, and compliance.

Our high-performance software architecture supports real-time, high-volume transaction processing, and allows us to handle the processing and database requirements of sophisticated and large customers, including customers who need to respond to their customers with sub-second electronic response requirements. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer. Our software solutions have both a single code base and a single integrated database, and currently operate in some of the largest, most complex and demanding information technology environments. In addition to our professional services team, we also work with a team of globally diverse partners who have been certified to implement PROS solutions.

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

We also offer some of our solutions as software-as-a-service ("SaaS"). These SaaS offerings provide customers with hosted solutions rather than traditional on-premise solutions and allow our customers to reduce infrastructure and installation requirements. This provides an alternative to our perpetual license sales model. We offer both single tenant (private cloud) and multi-tenant solutions under our SaaS model. We offer these solutions via multi-year subscriptions with pricing generally based on the number of users or amount of revenue managed by our software. Through fiscal 2013, SaaS revenue has not been material to our consolidated financial results.

Our license and implementation revenue comprised 68%, 66% and 65% of our total revenue in fiscal 2013, 2012 and 2011, respectively. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of the Notes to the Consolidated Financial Statements.

Big Data Solutions for Pricing and Sales Effectiveness

PROS pricing and sales effectiveness software solutions enable companies in the manufacturing, distribution and services industries to analyze, optimize and execute sales, pricing, quoting and rebate strategies. PROS big data solutions for pricing and sales effectiveness include the following solutions:

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

•
Sales Optimizer provides sales people with a 360-degree view in a customer’s business. By handling all forms of a company’s commercial transactions, including contracts, quotes, bids, price lists and rebates, Sales Optimizer provides insights into a customer’s book of business so they are able to make more informed decisions.

•
Step provides customer and product-specific pricing and discounting recommendations in a multi-tenant, SaaS-based application. Step is designed to meet the scope and scale of needs for mid-size companies, and mid-size divisions of enterprise organizations.

Our solution architecture allows our customers to deploy all of these solutions either simultaneously or sequentially.  These solutions provide businesses with tools and processes to help:

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

Predictive Analytics and Optimization Solutions for Resource-driven and Commodity-based Companies

PROS manufacturing optimization software solutions enable companies in the agri-business, food and mill products industries to analyze and optimize capacity planning, mix, blend and pricing decisions.  PROS big data solutions for commodity based manufacturers include the following solutions:

•
SignalDemand EnterpriseOptimizer™ enables manufacturers to optimize business performance across the supply and demand sides of their organization to improve margins and profitability by recommending the ideal mix of customers and channels to sell to and the best price for each as well as an optimized product formulation, purchase plan and product mix that maximizes margins under changing market conditions.

•	SignalDemand MixOptimizer™ allows manufacturers to coordinate raw material inputs, inventory, production capacity and demand forecasts to optimize product and channel mix.

•
SignalDemand CapacityOptimizer™ allows asset intensive manufacturers to maximize capacity utilization and the margin per capacity unit of their facilities by defining the percentage of product that should be sold in advance, helping ensure product availability for key customers, and minimizing excess capacity.

•
SignalDemand MarginOptimizer™ allows manufacturers to maximize margin contribution based on products, time, channels and customer segments when selling to large global customers in highly volatile markets.

•
SignalDemand BlendOptimizer™ allows process manufacturers to forecast raw material prices across various time horizons to optimize the blend of component materials to help deliver finished goods at the lowest possible cost.

Big Data Solutions for Revenue Management

PROS revenue management solutions are a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, to drive revenue and profit-maximizing business strategies through the application of advanced forecasting and optimization technologies and decision-support capabilities. These big data solutions provide businesses the tools and processes to help:

•	Maximize revenue and profitability.

•	Quickly adapt to changing market conditions and business objectives.

•	Differentiate customers by market and sales channel.

•	Effectively conduct real-time negotiations.

•	Monitor pricing and revenue management performance.

•	Increase customer loyalty by providing the right products and services to the right customer at the right time.

PROS big data solutions for revenue management include the following solutions:

•	PROS Analytics for Airlines identifies hidden revenue leaks and opportunities.

•	PROS Revenue Management manages passenger demand with either leg- or segment-based revenue management.

•	PROS O&D™ manages passenger demand with passenger name record ("PNR"), based revenue management.

•	PROS Real-Time Dynamic Pricing™ determines optimal availability based on real-time evaluations.

•	PROS Group Revenue Management manages revenues related to group requests and bookings.

•	PROS Network Revenue Planning delivers network-oriented fare class segmentation.

•	PROS Availability Server provides real-time availability and pricing to distribution channels, and keeps rules, fares and other data synchronized and deployable across multiple datacenters.

•
PROS Stratus is designed specifically for low-cost airlines that compete in price-sensitive, ultra-competitive markets. It recommends load factor targets and adjusts inventory, which allows airlines to improve both ticket and ancillary revenue streams.

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

Service-Oriented Architecture.  A comprehensive web services interface is at the heart of our architecture.  This interface enables extension onto other platforms and the creation of rich integrated solutions. It is also the foundation of our “PROS Everywhere” initiative to bring our solutions to the software (Microsoft Excel and Microsoft SharePoint) and hardware (Apple Inc.'s iPhone® and iPad®, Windows Phone, BlackBerry, and Android phones) tools that many businesses are already using.

Embedded Science.  Our robust science-based capabilities such as forecasting, optimization, segmentation, and price guidance allow us to leverage the deep expertise and research of our science and research group in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes.

Configuration vs. Custom Coding.  Our solutions can be configured to meet each customer's business needs through configuration rather than custom code.  The configuration capabilities define both a business layer (including definition of user workflows, executive dashboards, analytics views, calculations, approval processes and alerts), as well as a data layer that permits configuration of data structures, including hierarchical dimensions, pricing levels and measures.  Much of the configuration can be performed by a business user without information technology personnel involvement. We preserve the configurations as part of an upgrade, allowing our customers to more easily upgrade to new versions of our solutions, when available.

Scalability.  We leverage modern big data technologies such as MapReduce and Hadoop®, NoSQL databases such as Cassandra and MongoDB®, and in-memory and column-oriented data stores to scale to large data volumes and high user request rates. The scalability of our software solutions has been tested and validated by leading third-party vendor benchmark performance centers.

Data Integration.  The data needed to execute and optimize sales, quoting, pricing, rebate and revenue management functionality typically resides in multiple sources, such as a company's enterprise resource planning (“ERP”), supply chain management (“SCM”), customer relationship management ("CRM"), reservations and inventory systems, and/or industry-specific transaction systems.  In addition, productivity tools such as spreadsheets and external market data sources are common.  Our data integration capabilities utilize web services and file-based data interfacing to bring data from disparate sources together into a single cohesive database, both in real time and through scheduled batch tasks. PROS also provides certified content for integration with SAP ERP and Oracle e-Business Suite as well as integration development services using industry standard tools.

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

Platform Support.  Our software solutions run on most standard information technology platforms including Microsoft SQL Server and Oracle databases, 64-bit processors from Intel, AMD, IBM and Oracle, server hardware from HP, Dell, IBM and Oracle, the Windows, Linux, AIX and Solaris operating systems, and virtualization technologies such as VMware. Our solutions can be deployed on-premises in our customers' data centers or hosted in our private data centers. We also have solutions which are deployed natively in the Salesforce.com CRM environment and on Microsoft Windows Azure.
Services

Our services include implementation, consultation, training, maintenance, and cloud-based services.

Implementation

Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries.
Our professional services team works closely with our customers to develop an integrated project plan to help them accelerate time to value. Pursuant to these plans, we provide technical deployment, integration, deployment support, and configuration services related to our solutions. In addition, we also assist customers in loading and validating data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices. In addition to our own internal professional services team, we also work with a team of globally diverse partners who have been certified to implement and have implemented PROS solutions.

Consulting

Our consulting services include discovery and insight consulting to analyze a customer’s current pricing processes and data, identifying and prioritizing specific high-value pricing opportunities, and recommending pricing best practices and strategic pricing services. We also offer change management, pricing process redesign, pricing organizational design, opportunity assessment and performance management consulting. These consulting services enhance our partnerships with our customers and help them achieve their specific pricing goals.
Training

We offer training to both our customers and partners to increase the knowledge and skills to deploy and use the full functionality of our solutions. We offer an array of live and virtual classroom training, as well as tailored, private on-site classroom training. Our courses include training on all aspects of our solutions, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions.

Maintenance and support

We offer ongoing maintenance and support services for our software solutions using a global model to support our customers across major geographies. Maintenance and support enrollment entitles a customer to solicit support through a web-

based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues promptly using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assists customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance fees are an important source of recurring revenue and we invest significant resources in providing these services. Revenue from maintenance and support services comprised 32%, 34%, and 35% of our total revenue in 2013, 2012 and 2011, respectively.

Cloud-based Services

We offer cloud-based services to allow customers to deploy our big data software solutions without any significant investment in hardware.

Customers

We sell our software solutions to customers in the manufacturing, distribution, services, and travel industries. These industries include various verticals such as chemical, high tech, consumer goods, cargo, food, food service, equipment rental, hotels, industrial, medical, mill products, petroleum, agri-business, airlines and service parts. Our customers are generally large global enterprises, although we have customers that are smaller in scope of operations. In each of 2013, 2012 and 2011, we had no single customer that accounted for 10% or more of revenue.

Backlog

Our backlog is derived from agreements that we believe to be firm commitments to provide software solutions and related services in the future. Our backlog includes deferred revenue. Our backlog can vary significantly from period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers.

Our backlog is significantly based on estimates and judgments that we make regarding total contract values. For example, we have agreements that include non-standard provisions which require us to exercise judgment over the extent to which to include these agreements in our backlog. However, based on our history of successfully implementing our software solutions, we generally include the full estimated value of these agreements in backlog.
We make significant estimates and judgments regarding maintenance renewals and changes to existing maintenance and support agreements. Backlog includes committed maintenance and amounts under maintenance and support agreements that we reasonably expect to renew.
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
We had backlog of approximately $175.1 million as of December 31, 2013 as compared to backlog of approximately $146.5 million as of December 31, 2012. The portion of our backlog as of December 31, 2013 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be approximately $58.9 million.

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

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our big data software solutions. We host conferences for sales, pricing, and revenue management professionals, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations.

International Operations

We are a global company that conducts sales, sales support, professional services, product development and support and marketing around the world. Our headquarters are located in Houston, Texas, and, as of December 31, 2013, we have offices in London, England; San Francisco, California; Munich, Germany; and Austin, Texas. We also conduct development activities predominantly in the United States, and utilize third-party contractors in Bolivia, China, Colombia and India. We plan to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 55%, 56%, and 64% of our total revenue came from customers outside the United States for the years ended December 31, 2013, 2012 and 2011, respectively. Our business, financial condition and results of operations could be adversely impacted by currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 14 of the Notes to the Consolidated Financial Statements.

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
We compete with a number of larger and smaller companies. In the future, we believe our competition will increase as more companies move into our market segment, and will increase as we expand into adjacent market segments. We believe we are able to compete successfully due to our long history of providing prescriptive software solutions, the scope of our offerings, the size and strength of our install base, the flexibility and scalability of our architecture, and our commitment to solution innovation and customer success.
Several large enterprise application providers, such as JDA Software, Oracle and SAP, have also developed offerings that include limited pricing and revenue management functionality. JDA Software and Oracle entered the market primarily through JDA's acquisition of Manugistics and Oracle's acquisitions of Siebel Systems and Big Machines, respectively, and SAP resells products of one of our competitors. We believe these vendors do not provide all of the functionality needed to support an organization interested in optimizing sales growth through data-driven pricing, rebates, quoting and revenue management. These vendors may seek to compete on price and by bundling their pricing and revenue management applications with other enterprise applications. We believe the market for pricing software is beginning to converge with another big data application, sales enablement software, as sales personnel are increasingly becoming the day to day users of both types of software. We believe this convergence will accelerate in the future. For example, we released our Rebate Optimizer solution in 2012 to further sales enablement. As a result of this convergence, we have begun, and expect to continue, to compete with companies in sales enablement such as configure, price and quoting ("CPQ") software and rebate management. We believe that we distinguish ourselves from these vendors through the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value science-based optimization software to our global customer base across multiple industries.
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

Our solutions also compete with solutions developed internally by businesses. These businesses generally rely on a combination of manual processes, external consultants, spreadsheets and internally-developed software tools.

Intellectual property and other proprietary rights

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of patent, trademark, copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. As of the date of this filing, we have nine issued U.S. patents and 27 pending U.S. patent applications. In addition, we have two registered trademarks and two pending U.S. trademark applications. We have not pursued patent protection in any foreign countries. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing solutions, reliance upon trade secrets and unpatented proprietary know-how and development of new solutions are generally more advantageous than patent and trademark protection.

Research and development

We believe our innovation with respect to our software solutions is a foundation of our business and have made substantial investments in research and development as a part of this commitment. We also believe that our long-term investment in the scientific analysis of pricing, revenue management and sales differentiates us from our competitors. We are committed to developing high-value, science-based sales, pricing and revenue management software solutions as evidenced by our continued investment in research and development. In fiscal 2013, 2012 and 2011, we invested $32.5 million, $27.6 million and $25.7 million, respectively, in research and development to enhance our existing portfolio of solutions and services and to develop new solutions and services. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in the United States and utilize third-party contractors in Bolivia, China, Colombia and India.

We employ scientists, most of whom are Ph.D.s, to advance sales, pricing and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, operations research, management science, statistics, econometrics and computational methods. Our scientists regularly interact with our customers, product development, sales, marketing and professional services staff to help keep our science efforts relevant to real-world demands.

Employees

As of December 31, 2013, we had 848 full time personnel which included 652 employees and 196 outsourced personnel, an increase of 20% from December 31, 2012. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on June 11, 2013.
Item 1A. Risk Factors
We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition or results of operations, and the trading price of our common stock; these risks are not necessarily listed in terms of their importance or level of risk.

Risks relating to our business and industry:

We may not be able to achieve our key initiatives and grow our business as anticipated.

While we currently intend to grow our business by pursuing key initiatives to broaden our product platform through internal development and acquisitions; increase our sales capacity by expanding our direct sales organization and developing our channel partnerships; expand our scale through system integrators; and employ marketing programs to increase awareness of our company and our big data products among existing and prospective customers, we may not be able to achieve these key initiatives. Our success depends on our ability to: appropriately manage our expenses as we grow our organization; identify or acquire companies or assets at attractive valuations; enter into and maintain beneficial channel relationships; develop new products; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

As we expand our software product portfolio, we will face increased competition as part of entering new markets.

The market for our products is competitive, and we expect competition to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we our latest products to compete with sales enablement, configure-price-quote and rebate management software, and through Cameleon we now compete in with configure-price-quote software. Large companies in these spaces may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, broader product portfolios, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

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

We derive most of our revenue from providing our sales, pricing and revenue management software solutions, implementation services and ongoing customer support. The sales, pricing and revenue management software market is still evolving, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of businesses in the manufacturing, distribution, services, and travel industries to use sales, pricing and revenue management software.

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

If businesses do not embrace the benefits of sales, pricing and revenue management software, the sales, pricing and revenue management software market may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results. Because the sales, pricing and revenue management software market is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Competition from vendors of big data sales, pricing, revenue management and configure-price-quote solutions and enterprise applications as well as from companies internally developing their own solutions could adversely affect our ability to sell our software solutions and could result in pressure to price our software solutions in a manner that reduces our margins and harms our operating results.

The sales, pricing, revenue management and configure-price-quote software market is competitive, fragmented and rapidly evolving. Our software solutions compete with both solutions developed internally by businesses as well as those solutions offered by competitors. Our principal competition consists of:

•	pricing, quoting, rebate and revenue management software vendors, including a number of vendors that provide such software for specific industries; and

•	large enterprise application providers that have developed offerings that include sales, pricing and revenue management functionality.

We expect additional competition from other established and emerging companies to the extent the sales, pricing, revenue management and configure-price-quote software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company, such as Oracle through its recent acquisition of BigMachines. A number of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have. In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell additional software solutions and related services on terms favorable to us. We do not know how our competition will set prices for their products. Businesses may internally develop solutions, rather than invest in commercially-available solutions. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at a substantially lower price than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current solution, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be adversely affected. We cannot provide assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and operating results.

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
We recently completed our first two acquisitions, and in the future may continue to enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.
We recently completed our first two acquisitions, and in the future may continue to enter into acquisitions of businesses, technologies and products that we intend to complement our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or will make in the future will provide us with the benefits or achieve the results we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in integrating the operations and personnel of the acquired companies;

•
difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries;

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

In January 2014, we acquired approximately 90% of Cameleon. Since we own less than a 100% interest in a publicly traded company, we face additional risks, including being subject to French securities regulations applicable to public companies in France, NYSE Euronext rules, and being unable to exert full control. Although we intend to continue to purchase equity interests in Cameleon to obtain a 100% interest, there is no guarantee that we will be successful. In December 2013, we acquired SignalDemand. SignalDemand was our first acquisition. The purchases of Cameleon and SignalDemand have required and will continue to require significant management time and attention during the acquisition and integration process.

We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.

If we are not able to manage our anticipated growth effectively, our operating costs could increase and our operating margins could decrease.

We expect to grow our infrastructure to address our acquisitions of SignalDemand and Cameleon and other potential additional business combinations. Our growth will continue to place, to the extent that we are able to sustain such growth, a strain on our management, administrative, operational and financial infrastructure. If we continue to grow our operations, by way of additional business combinations, we may not be effective in enlarging our physical facilities, systems, procedures and internal controls may not be adequate to support such expansion. If we are unable to manage our growth, our operating costs could increase and our operating margins could decrease.

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
The implementation of our software solutions can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors that are beyond our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software solutions, the commitment of customers’ resources and personnel to the projects and the stability, functionality and scalability of the customer’s information technology infrastructure. We may not be able to correct or compensate for weaknesses or problems in infrastructure or data, or any lack of our customers’ commitment and investment in personnel and resources. In addition, implementation of our software solutions can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software solutions such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. For projects accounted for under percentage-of-completion, we recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results would be adversely affected.

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

We are a global company with customers around the world. In 2013, approximately 55% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, may interfere with our customers and our activities in a particular location.

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

Timing of revenue recognition on our contractual arrangements varies based on the nature of the performance obligations in each contract and the associated contract terms and, for implementation projects accounted for on a percentage-of-completion method, our ability to estimate the effort required to complete our implementation projects, which may be difficult to estimate.

           We evaluate our performance obligations and associated contractual terms for each new customer arrangement.  Our conclusions with regard to the application of applicable financial accounting standards directly impact the timing of revenue recognition.   For the majority of our software license and implementation arrangements, we recognize revenue over the period during which such services are performed using the percentage-of-completion method.

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
Maintenance and support agreements are typically for a term of one to two years. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 32%, 34% and 35% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. If our customers choose not to renew their maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

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
Historically, a material portion of our license and implementation arrangements were priced on a fixed-fee basis, and we may continue to price implementation arrangements on a fixed-fee basis in the future. If we underestimate the amount of effort required to implement our software solutions, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we would incur a loss on the arrangement.

If we fail to develop or acquire new functionality to enhance our existing software solutions, we will not be able to grow our business and it could be harmed.
The sales, pricing and revenue management software market is characterized by:

•	rapid technological developments;

•	newly emerging and changing customer requirements; and

•	frequent solution introductions, updates and functional enhancements.
We must introduce enhancements to our existing software solutions in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of big data software for sales, pricing and revenue management generally and of our software solutions in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, we believe that our competitors are heavily investing in research and development, and may develop and market new solutions that will compete with, and may reduce the demand for, our software solutions. We cannot provide assurance that we will be successful in developing or otherwise acquiring, marketing and licensing new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and licensing of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.
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

Our software solutions are complex and may contain undetected defects or errors. Several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software solutions that may contain defects. We have not suffered significant harm from any defects or errors to date, but we have found defects in our software solutions from time to time. We may discover additional defects in the future, and such defects could be material. We may not be able to detect and correct defects or errors before the final implementation of our software solutions. Consequently, we or our customers may discover defects or errors after our software solutions have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our solutions to correct defects or errors. The occurrence of any defects or errors could result in:

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
As of the date of this filing, we have nine issued U.S. patents and 27 pending U.S. patent applications. We have not pursued patent protection in any foreign countries. Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. Our patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
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

International operations are subject to risks associated with operating outside of the United States.  Over the last several years, we derived a significant portion of our revenue from customers outside the United States. For the year ended December 31, 2013, 2012 and 2011, approximately 55%, 56% and 64% of our total revenue, respectively, was derived from outside the United States. We may not be able to maintain or increase international market demand for our solutions. We have customers in over 50 countries, and have operations in the United Kingdom and Germany (through wholly-owned subsidiaries). In 2013, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary). During 2013, we continued to grow our operations in the United Kingdom, Germany, and Canada.  The financial impact of our international operations to our overall business has been insignificant to date.  We expect our international operations to grow as the result of acquiring control over Cameleon in January 2014.  Managing overseas growth could require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

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

In addition, as a majority shareholder of Cameleon, we face several additional risks, including adverse foreign currency fluctuations, being subject to French securities regulations applicable to publicly traded companies in France, NYSE Euronext rules, and, until such time as Cameleon becomes a wholly owned subsidiary of ours, being unable to exert full control.

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
A security breach or cyber attack of either our computer systems or our third party cloud service provider systems could interrupt or damage our operations or harm our reputation. Despite the implementation of security measures, these systems may still be vulnerable to data theft, computer viruses, malicious software programs, programming errors, attacks by third parties or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including:

•	expenses to rectify the consequences of the security breach or cyber attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	increased costs of cyber security protection; and

•	damage to our reputation causing customers and investors to lose confidence in us.
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
We believe that our existing unrestricted cash and cash equivalents, our availability under our revolving credit facility with Wells Fargo, and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months and the foreseeable future. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described herein. In addition, we may require additional capital to fund acquisitions. Additional capital may not be available on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to invest in our business growth could be limited. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock. If we raise capital by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.  Capital raised through debt financings could require us to make periodic interest payments and could impose additional restrictive covenants on the conduct of our business that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The expiration of the research and experimentation tax credit could have a negative impact on our business, results of operations, financial condition or liquidity.
Our federal effective tax rate historically has been lower than the statutory rate of 34% largely due to tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. This tax credit is designed to stimulate qualifying company research and development over time by reducing after-tax costs. By qualifying for the tax credit, we have been able to use general business tax credits to reduce our federal income tax liability. Since its enactment in 1981, Congress has reinstated on a retroactive basis the research and experimentation tax credit several times. Unless the research and experimentation tax credit is reinstated for 2014, we will record federal income taxes in 2014 at the enacted federal rate of 34%, without the benefit of this tax credit.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules currently proposed or subsequently implemented by the SEC and NYSE impose heightened requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional personnel to support our compliance requirements. Moreover, these rules and regulations increase our legal and financial costs and make some activities more time-consuming.

If we fail to continue to maintain internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley, our market price may be adversely affected.

Section 404 of the Sarbanes-Oxley requires our management to assess the effectiveness of our internal control over financial reporting and to provide a report by our registered independent public accounting firm addressing the effectiveness of our internal control over financial reporting.  If we are unable to continue to assert that our internal controls over financial reporting are effective, or if a material weakness is identified in our internal controls over financial reporting, or if we are unable to implement internal controls over financial reporting for our acquisitions, our financial results may be adversely affected and we could lose investor confidence in the reliability of our financial statements.  Accordingly failure to maintain effective controls over financial reporting may have an adverse effect on the market price of our common stock.
In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which will be effective December 15, 2014. We have not yet developed a plan to integrate the 2013 edition of the COSO framework into our assessment of our internal controls over financial reporting.  We may determine, following implementation of the 2013 COSO framework, that deficiencies exist in our internal controls over financial reporting, which may adversely affect our financial results and result in a loss of investor confidence in the reliability of our financial statements.
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
In addition, the market price of our common stock may fluctuate in response to the market volatility of Cameleon, a publicly traded French societe anonyme of which we own an approximately 90% stake.
Shares of our common stock are relatively illiquid and trading of our shares could adversely affect the market price of our common stock.
Our common stock is thinly traded, and we have a relatively small public float. For the quarterly period ended December 31, 2013, the average daily trading volume of our common stock on the New York Stock Exchange was 75,136 shares. Our common stock may be less liquid than the stock of companies with a broader public ownership. In addition, sales of a large volume of our common stock by us or our current stockholders, or the perception that sales could occur, may also have a significant impact on its trading price.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 90,000 square feet of office space. As of December 31, 2013, we also had small regional offices in Austin, Texas; San Francisco, California; London, United Kingdom and Munich, Germany. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range of Common Stock
	Low	High
Year ended December 31, 2012
First Quarter	$14.63	$20.47
Second Quarter	$14.60	$20.12
Third Quarter	$12.75	$19.76
Fourth Quarter	$16.56	$20.62
Year ended December 31, 2013
First Quarter	$18.03	$27.97
Second Quarter	$23.74	$31.49
Third Quarter	$29.36	$34.57
Fourth Quarter	$30.72	$40.25
On February 24, 2014 there were 65 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans
The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance. For additional information on our equity compensation plans, see Note 10 of the Notes to the Consolidated Financial Statements.

	I	II	III
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	3,893,482	$10.79	466,611
Equity compensation plans not approved by security holders	—	—	—
Total	3,893,482	$10.79	466,611
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

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the NASDAQ Computer Index for the period commencing on December 31, 2008, and ending December 31, 2013. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2008, in our common stock, the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
PRO	$180.00	$198.09	$258.78	$318.09	$693.91
S&P 500	$123.45	$139.23	$139.23	$157.90	$204.63
NASDAQ Computer Index	$170.83	$200.62	$201.60	$226.00	$299.19
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
During 2013, we did not make any purchases of our common stock under this program. As of December 31, 2013, $10.0 million remains available under the stock repurchase program.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities for the year ended December 31, 2013.

Item 6. Selected financial data
The following selected consolidated financial data presented under the captions Selected Consolidated Statement of Operations Data and Selected Consolidated Balance Sheet Data for, and as of the end of, each of the five years in the five year period ended December 31, 2013 are derived from the Consolidated Financial Statements of PROS Holdings, Inc. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected consolidated statement of operations data:
Total revenue	$144,837	$117,791	$96,639	$71,045	$68,783
Gross profit	101,702	84,006	70,337	50,653	50,138
Income (loss) from operations	3,538	8,180	8,775	(4,112)	7,367
Net income (loss)	3,446	4,966	6,350	(1,931)	5,516
Net earnings (loss) attributable to common stockholders	$3,446	$4,966	$6,350	$(1,931)	$5,516
Net earnings (loss) attributable to common stockholders per share:
Basic	0.12	0.18	0.24	(0.07)	0.21
Diluted	0.11	0.17	0.23	(0.07)	0.21
Weighted average number of shares:
Basic	28,004	27,366	26,832	26,090	25,711
Diluted	30,114	28,420	27,762	26,090	26,431
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$44,688	$83,558	$68,457	$55,845	$62,449
Working capital	72,127	72,950	66,334	52,326	50,755
Total assets	179,828	146,479	121,259	98,128	85,329
Long-term obligations	3,523	3,334	2,976	1,461	2,418
Total stockholders’ equity	$111,303	$88,669	$73,943	$59,503	$55,039

Item 7. Management’s discussion and analysis of financial condition and results of operations
Overview

PROS provides big data software applications that are designed to help companies outperform in their markets by using big data to sell more effectively. We apply more than two decades of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates, manufacturing and revenue management. We also provide professional services to implement our solutions, consultation, training, customer support and hosting and cloud-based services. Since inception, PROS has completed over 700 implementations of our solutions, across more than 40 industries in more than 55 countries.
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

•
Managing our continued growth. Since 2010, we have experienced strong growth in both our revenues and operations, including significant growth in our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies, successfully integrate the operations and personnel of companies we have acquired or may acquire, appropriately manage our expenses as we grow; enter into and maintain beneficial channel relationships; and develop new products. If we are not able to execute on these actions, our business may not grow as we anticipated.

•
Uncertain global economic conditions. Global economic conditions have been uncertain in recent years. The uncertain economic conditions have had and may have a negative impact on the adoption of big data software and may increase the volatility in our business. Due to the uncertain economic conditions, we continue to experience long sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are still facing significant economic and political crises and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of economic growth as well as in recessions, but the extent to which the current economic conditions will further affect our business is uncertain.

•
Variability in revenue. Our historical revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each contract.  Our contractual performance obligations in the future may differ from historical periods impacting the timing of the recognition of revenue. For example, growth in our term license and SaaS service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries. From a geographical standpoint, approximately 55%, 56%, and 64% of our consolidated revenues were derived from customers outside the United States for each of the years ended December 31, 2013, 2012 and 2011, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Income taxes. For the year ended December 31, 2013, our effective income tax rate was (5)% as compared to the federal rate of 34%. Our effective tax rate is lower than the federal rate due to the Research and Experimentation (“R&E”) tax credit, partially offset by nondeductible share based compensation and acquisition-related expenses. The tax benefit related to the R&E tax credit was greater for the year ended December 31, 2013 as compared to 2012 due to the fact that Congress passed the American Taxpayer Relief Act of 2012 in January 2013 which made the R&E tax credit retroactive to January 1, 2012. As a result, the benefit of the 2012 R&E tax credit was recorded in the first quarter of 2013.
Discussion of consolidated financial information
Revenue
Our revenue is derived from the licensing and implementation of software solutions and associated software maintenance and support, and professional services. To a lesser extent, our revenue includes nonsoftware related hosting and cloud services. Our arrangements with customers typically include: (a) license fees for the use of our solutions either in perpetuity or over a specified term (b) professional services for configuration, implementation and training services and (c) maintenance and support fees related to our solutions, including technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occured and fees are considered fixed and determinable.
In determining whether professional services revenue should be accounted for separately from license revenue, we evaluate whether the professional services are considered essential to the functionality of the software using factors such as: the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our professional services; the availability of professional services from other vendors; whether the timing of payments for license revenue coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.
If we determine that the professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.
License and implementation revenue. We derive the majority of our license and implementation revenue from the sale of perpetual licenses and related implementation services. We evaluate the nature and scope of implementation services for each arrangement, and if we determine that professional services revenue should not be accounted for separately from license revenue, we recognize the license and implementation revenue together as the services are performed using the percentage-of-completion method provided other revenue recognition criteria have been met. We also recognize revenue associated with billable expenses when the expenses are incurred.
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
The percentage-of-completion computation is measured by the percentage of man-days expended on an implementation during the reporting period as a percentage of the total man-days estimated to be necessary to complete the software implementation. We measure performance under the percentage-of-completion method using the total man-day method based on current estimates of man-days to complete the software implementation. We believe that for each such software implementation, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a software implementation's progress toward completion. In addition, under our fixed-fee software implementation arrangements, should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. See "Critical accounting policies and estimates" for additional information regarding revenue recognition.
We also license software under term license agreements that typically include maintenance and support during the contractual license term. Our term license agreements typically range from two to five years. Revenue and the associated costs are deferred until the delivery of the licensed solution and recognized ratably over the remaining contractual license term. Revenue from term license agreements, which are included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented 3.6%, 4.8%, and 5.8% of total revenue for the years ended December 31, 2013, 2012 and 2011 respectively.

For arrangements that include hosting and cloud-based services, we allocate the arrangement consideration between the hosting service and other elements and recognize the hosting fee ratably beginning on the date the customer commences use of our services and continuing through the end of the contractual hosting term. Revenue from hosting and cloud-based services, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented 2.4%, 2.6% and 2.3% of total revenue for the years ended December 31, 2013, 2012 and 2011 respectively.
Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services on our software solutions. Our maintenance and support arrangements are sold with terms generally ranging from one to two years. Maintenance and support fees are invoiced to our customers either monthly, quarterly or on an annual basis. Maintenance and support revenue includes customer support and the right to unspecified software updates and enhancements on a when and if available basis. Approximately 98% and 97% of the maintenance and support arrangements by our customers were renewed for the years ended December 31, 2013 and 2012, respectively.
Cost of revenue
Cost of license and implementation revenue. Cost of license and implementation revenue includes those costs related to the implementation of our solutions, principally (a) personnel costs, which include our employees and third party contractors, (b) noncash share based compensation expense, (c) billable and nonbillable travel, lodging and other out-of-pocket expenses, (d) hosting and cloud-related expenses, (e) amortization of capitalized software for internal use, and (f) an allocation of depreciation, facilities and IT support costs and other costs incurred in providing implementation services to our customers. License and implementation costs may vary from quarter to quarter depending on a number of factors, including the amount of implementation services required to deploy our solutions.
Cost of maintenance and support revenue. Cost of maintenance and support consists largely of personnel related expenses and an allocation of depreciation, facilities and IT support costs and other costs incurred in providing support and services to our customers.
Operating expenses
Selling, marketing, general and administrative. Selling, marketing, general and administrative expenses principally consist of (a) personnel costs, which include our employees and third party contractors and sales commissions related to selling, marketing and administrative personnel, (b) noncash share based compensation expense (c) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (d) travel and other out-of-pocket expenses, (e) accounting, legal and other professional fees and (f) an allocation of depreciation, facilities and IT support costs and other costs.

Research and development. Research and development expenses principally consist of (a) personnel costs, which include our employees and third party contractors, comprised of software developers, scientists and product managers working on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, (b) noncash share based compensation expense, and (c) an allocation of depreciation, facilities and IT support costs and other costs.
Income taxes
We are subject to income taxes in the United States and abroad, and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. At December 31, 2013, our deferred tax assets consisted primarily of temporary differences related to noncash share based compensation and acquired net operating losses. We assess the likelihood that deferred tax assets will be realized and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
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
Our effective tax rate was (5)%, 38% and 26% for the years ended December 31, 2013, 2012 and 2011, respectively, Our federal effective tax rate has historically been lower than the federal rate of 34% largely due to the application of the R&E tax credit. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which, among other things, made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, the full benefit of the 2012 R&E tax credit was recorded in the first quarter of 2013.

As a part of our accounting for business combinations, intangible assets are recognized at fair values and goodwill is measured as the excess of consideration transferred over the net estimated fair values of assets acquired. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the accounting for business combinations.
Deferred revenue and unbilled receivables
For our license and implementation service fees, we invoice and are paid based upon contractual payment schedules in each customer arrangement which may include payments linked to contractual milestones. We record as deferred revenue invoices that have been issued before the corresponding license and implementation revenue is recognized. We record as unbilled receivables any recognized license and implementation revenue in excess of the amount invoiced to the customer. We generally invoice for our maintenance and support services on a monthly, quarterly or annual basis through the maintenance and support period. Deferred revenue does not reflect the total contract value of our customer arrangements at any point in time as we only record deferred revenue if amounts are invoiced in advance of the corresponding recognition of license and implementation revenue. As a result, there is little correlation between the timing of our revenue recognition, the timing of our invoicing and the amount of deferred revenue.
Results of operations
Comparison of year ended December 31, 2013 with year ended December 31, 2012
Revenue:

	For the Year Ended December 31,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
License and implementation	$98,749	68%	$77,656	66%	$21,093	27%
Maintenance and support	46,088	32%	40,135	34%	5,953	15%
Total	$144,837	100%	$117,791	100%	$27,046	23%
License and implementation. License and implementation revenue increased $21.1 million to $98.7 million for the year ended December 31, 2013 from $77.7 million for the year ended December 31, 2012, representing a 27% increase. The increase in license and implementation revenue was principally the result of a 12% increase in the number of implementations from 133 to 149, which increased the number of man-days expended by 24%, and a 3% increase in the average revenue recognized per man-day as compared to the corresponding period of 2012. The increase in average revenue recognized per man-day was due predominantly to an increase in license revenue recognized upon software delivery in 2013 compared to the corresponding period in 2012. The average revenue per man-day can vary based on the relative relationship between license and implementation revenue and on the amount of license revenue recognized upon software delivery.

License and implementation revenue includes revenue from both term licenses and hosting and our cloud-based service offerings. Revenue from term licenses represented approximately 3.6% and 4.8% of total revenue for the year ended December 31, 2013 and 2012, respectively. Revenue from hosting and our cloud-based service offerings represented approximately 2.4% and 2.6% of total revenue for the year ended December 31, 2013 and 2012, respectively.
Maintenance and support. Maintenance and support revenue increased $6.0 million to $46.1 million for the year ended December 31, 2013 from $40.1 million for the year ended December 31, 2012, representing a 15% increase. The increase in maintenance and support revenue was principally the result of an increase in the number of customers purchasing maintenance and support services.
Total Revenue. Total revenue increased $27.0 million to $144.8 million for the year ended December 31, 2013 from $117.8 million for the year ended December 31, 2012, representing a 23% increase. Revenue from the manufacturing, distribution and services ("MDS") industries increased $16.2 million to $82.4 million for the year ended December 31, 2013 from $66.2 million for the year ended December 31, 2012, representing a 25% increase. The increase in revenue from MDS was attributed principally to a 29% increase in license and implementation revenue as a result of both increased backlog revenue recognized from prior year contracts and revenue recognized from contracts executed in 2013 and an increase of 15% in maintenance and support revenue. Revenue from Travel increased $10.8 million to $62.4 million for the year ended December 31, 2013 from $51.6 million for the year ended December 31, 2012 representing a 21% increase. The increase in revenue from Travel was attributed principally to a 25% increase in license and implementation revenue as a result of both increased backlog revenue recognized from prior year contracts and revenue recognized from contracts executed in 2013 and an increase of 15% in maintenance and support revenue associated with implementations completed in 2013.
Cost of revenue and gross profit:

	For the Year Ended December 31,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of related revenue	Amount	As a percentage of related revenue	Variance $	Variance %
Cost of license and implementation	$34,896	35%	$25,830	33%	$9,066	35%
Cost of maintenance and support	8,239	18%	7,955	20%	284	4%
Total cost of revenue	$43,135	30%	$33,785	29%	$9,350	28%
Gross profit	$101,702	70%	$84,006	71%	$17,696	21%
Cost of license and implementation. Cost of license and implementation revenue increased $9.1 million to $34.9 million for the year ended December 31, 2013 from $25.8 million for the year ended December 31, 2012, representing a 35% increase. The increase in cost of license and implementation revenue was principally attributable to an increase of $7.6 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount needed to support the increased number of active and anticipated implementations. Included in the increase in personnel costs is an increase of $0.5 million of noncash share based compensation expense. In addition, there was an increase of $0.5 million of travel expenses due to the increase in the number of implementations, an increase of $0.7 million in expenses related to hosting and our cloud-based service offerings and an increase of $0.5 million in depreciation which were offset by a decrease of $0.3 million of third party recruiting expenses.
License and implementation gross margins were 65% for the year ended December 31, 2013 compared with 67% for the year ended December 31, 2012. The decrease in the license and implementation gross margin was principally the result of a 35% increase in license and implementation costs due to the increase in the level of implementations in 2013 and anticipated implementations in 2014 compared to 2012. License and implementation gross margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support revenue increased $0.3 million to $8.2 million for the year ended December 31, 2013 from $8.0 million for the year ended December 31, 2012, representing a 4% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributable to an increase of $0.3 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross margins were 82% and 80% for the years ended December 31, 2013 and 2012, respectively. The improvements in gross margins was attributed to the scaling of existing resources in supporting the growth in our maintenance and support customer base.
Gross profit. Gross profit increased $17.7 million to $101.7 million for the year ended December 31, 2013 from $84.0 million for the year ended December 31, 2012, representing a 21% increase. The increase in overall gross profit was principally attributable to a 23% increase in total revenue.

Operating expenses:

	For the Year Ended December 31,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Selling, marketing, general and administrative	$63,524	44%	$48,215	41%	$15,309	32%
Research and development	32,467	22%	27,611	23%	4,856	18%
Acquisition-related	2,173	2%	—	—%	2,173	nm
Total operating expenses	$98,164	68%	$75,826	64%	$22,338	29%
Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $15.3 million to $63.5 million for the year ended December 31, 2013 from $48.2 million for the year ended December 31, 2012, representing a 32% increase. The increase was principally attributable to an increase of $12.2 million in sales, marketing, general and administrative personnel costs as a result of an increase in headcount to support our current and future growth objectives and higher commission expenses resulting from higher revenue levels. Included in the increase in personnel costs is an increase of $4.6 million of noncash share based compensation. In addition, there were increases of $0.6 million of third party professional fees, $0.3 million in marketing and sales expense, $0.5 million increase in bad debt expense, and $1.3 million of overhead and other expenses.
Research and development expenses. Research and development expenses increased $4.9 million to $32.5 million for the year ended December 31, 2013 from $27.6 million for the year ended December 31, 2012, representing a 18% increase. The increase in research and development expenses was principally attributable to an increase of $5.2 million in personnel costs as a result of increased headcount to support work on new projects and initiatives, partially offset by an increase of $1.1 million of personnel costs that were capitalized related to the development of our cloud-based service offerings. Included in the increase in personnel costs is an increase of $1.2 million of noncash share based compensation. In addition, there was an increase of $0.7 million of overhead and other expenses.
Acquisition-related expense: Acquisition-related expenses were $2.2 million for the year ended December 31, 2013 consisting primarily of advisory and legal fees related to the acquisition and integration of SignalDemand as well as our planned acquisition and integration of Cameleon.
Other (expense) income, net:

	For the Year Ended December 31,
	2013		2012
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Other (expense) income, net	(265)	—%	(163)	—%	102	—%

Other (expense) income, net. Other (expense) income, net consists of interest expense which includes debt issuance cost amortization on the $50 million revolving credit facility ("Revolver") we entered into with Wells Fargo in July 2012, foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency and interest income on our cash and cash equivalents. The increase in the expense was principally attributed to $0.1 million of interest expense from the Revolver.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	Variance $	Variance %
Effective tax rate	(5)%	38%	n/a	(43)%
Income tax provision	$(173)	$3,051	$(3,224)	(106)%
Income tax provision. Our income tax provision decreased $3.2 million to $(0.2) million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012. Our effective tax rates were (5)% and 38% for the years ended

December 31, 2013 and 2012, respectively. The difference between the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to the application of the 2013 R&E tax credit, a discrete benefit attributed to the 2012 R&E tax credit recorded in the first quarter of 2013, partially offset by a rate increase attributed to an increase in non-deductible share-based compensation expense and a discrete tax provision amount recorded in the third quarter of 2012 related to a favorable return-to-provision adjustment attributed to higher than expected 2011 R&E tax credits.

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

License and implementation. License and implementation revenue increased $14.7 million to $77.7 million for the year ended December 31, 2012 from $63.0 million for the year ended December 31, December 31, 2011 representing a 23% increase. The increase in license and implementation revenue was principally the result of a 23% increase in the number of implementations from 108 to 133, which increased the number of man-days expended by 15% and a 7% increase in the average revenue recognized per man-day as compared to the corresponding period of 2011.

License and implementation revenue includes revenue from both term licenses and hosting and cloud-based services. Revenue from term licenses represented approximately 4.8% and 5.8% of total revenue for the year ended December 31, 2012 and 2011, respectively. Revenue from hosting and our cloud-based service offerings represented approximately 2.6% and 2.3% of total revenue for the year ended December 31, 2012 and 2011, respectively.
Maintenance and support. Maintenance and support revenue increased $6.5 million to $40.1 million for the year ended December 31, 2012 from $33.7 million for the year ended December 31, 2011, representing a 19% increase. The increase in maintenance and support revenue was principally the result of an increase in the number of customers that purchased maintenance and support services.
Total revenue. Total revenue increased $21.2 million to $117.8 million for the year ended December 31, 2012 from $96.6 million for the year ended December 31, 2011, representing a 22% increase. Revenue from the manufacturing, distribution and services ("MDS") industries increased $19.0 million to $66.2 million for the year ended December 31, 2012 from $47.1 million for the year ended December 31, 2011 representing a 40% increase. The increase in MDS revenue was due to an increase in demand from our business-to-business ("B2B") customers. Revenue from the travel industry increased $2.1 million to $51.6 million for the year ended December 31, 2012 from $49.5 million for the year ended December 31, 2011 representing a 4% increase. The increase in revenue from the Travel industry was attributed principally to a 21% increase in maintenance and support revenue associated with implementations completed in 2012.
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

License and implementation gross margins were 67% for the year ended December 31, 2012 as compared to 69% for the year ended December 31, 2011. The decrease in the license and implementation gross margin was principally the result of a 32% increase in license and implementation costs due to the increase in the level of implementations in 2012 compared to 2011. License and implementation gross margins may vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and additional headcount needed to support anticipated future implementations.
Cost of maintenance and support. Cost of maintenance and support revenue increased $1.3 million to $8.0 million for the year ended December 31, 2012 from $6.7 million for the year ended December 31, 2011, representing a 19% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributable to an increase of $1.0 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. Maintenance and support gross margins were flat at 80% for both of the years ended December 31, 2012 and 2011.
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

Other (expense) income, net:

	For the Year Ended December 31,
	2012		2011
(Dollars in thousands)	Amount	As a percentage of total revenue	Amount	As a percentage of total revenue	Variance $	Variance %
Other (expense) income, net	$(163)	—%	$(141)	—%	$22	—%

Other (expense) income, net. Other (expense) income, net consists of interest expense which includes debt issuance cost amortization on the $50 million Revolver we entered into with Wells Fargo in July 2012, foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency and interest income on our cash and cash equivalents. The increase in the expense was principally attributed to $0.1 million of interest expense from the Revolver.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	Variance $	Variance %
Effective tax rate	38%	26%	n/a	12%
Income tax provision (benefit)	$3,051	$2,284	$767	34%

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

Liquidity and capital resources:

At December 31, 2013, we had $44.7 million of unrestricted cash and cash equivalents and $72.1 million of working capital as compared to $83.6 million of cash and cash equivalents and $73.0 million of working capital at December 31, 2012. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

In October 2013, we placed approximately $40 million of cash into escrow to fund our planned acquisition of Cameleon, which was included as current restricted cash as of December 31, 2013. Certain of these funds were released from escrow in connection with our purchase of Cameleon shares and warrants in January 2014, while the balance remains in escrow subject to the acquisition of the remaining minority interest in Cameleon. We believe our existing cash and cash equivalent balances, funds available under our Revolver and our current estimates of future operating cash flows will provide adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net cash provided by operating activities	$16,971	$24,652	$14,243
Net cash used in investing activities	(58,766)	(9,527)	(2,965)
Net cash provided by (used in) financing activities	2,925	(24)	1,334
Cash and cash equivalents (beginning of period)	83,558	68,457	55,845
Cash and cash equivalents (end of period)	$44,688	$83,558	$68,457
Cash flow analysis:
Our cash flows from operations were derived principally from: (i) our earnings from on-going operations prior to noncash expenses such as depreciation, changes in deferred tax assets, changes in the provision for doubtful accounts, excess tax benefit on noncash share based compensation and non-cash share based compensation; and (ii) changes in our working capital.
Net cash provided by operating activities for the year ended December 31, 2013 was $17.0 million, which represents a decrease of $7.7 million when compared to the same period in 2012. For the year ended December 31, 2013, our cash flows from operations were derived principally from our earnings from on-going operations prior to noncash expenses such as depreciation, excess tax benefits on share-based compensation, tax benefits on share-based compensation, share-based compensation and changes in our working capital. The decrease in net cash provided by operating activities in 2013 as compared to 2012 was principally due to a decrease of $9.1 million attributed to changes in deferred revenue as a result of a change in the timing of our revenue recognition as compared to the timing of our invoicing, and a decrease of $1.5 million of net income. These decreases were partially offset by an increase of $5.6 million of noncash expenses principally as the result of the increase period over period in share-based compensation.
Uses of cash from investing activities consisted of $39.4 million of restricted cash related to the planned Cameleon acquisition, $13.1 million (net of cash acquired) for the acquisition of SignalDemand in December 2013, $3.4 million of purchases of property and equipment as a result of infrastructure investments and costs related to the renovation and expansion of our facility and $2.9 million in capitalized internal-use software development costs related to our cloud-based service offerings.
Net cash provided by financing activities consisted of proceeds from stock option exercises of $3.3 million and excess tax benefits from stock-based compensation of $2.9 million, offset by tax withholding related to the net share settlement of vesting of employee share-based awards of $3.3 million.
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
Net cash provided by financing activities consisted of proceeds from stock option exercises of $1.4 million and excess tax benefits from stock-based compensation of $1.7 million, offset by tax withholding related to the net share settlement of vesting of employee share-based awards of $2.8 million and debt issuance cost of $2.8 million related to the credit facility the company entered in 2012.

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
Uses of cash from investing activities for the year ended December 31, 2011 consisted mainly of $3.0 million of purchases of property and equipment as a result of infrastructure investments and costs related to the renovation and expansion of our facility.
Net cash provided by financing activities consisted of proceeds from stock option exercises of $1.9 million and excess tax benefits from stock-based compensation of $1.4 million, offset by tax withholding related to the net share settlement of vesting of employee share-based awards of $1.9 million.
Stock repurchases
In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, $10.0 million remained available in the stock repurchase program. The repurchase of stock if continued will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including but not limited to market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Contractual obligations
The following table sets forth our contractual obligations as of December 31, 2013:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	more than 5 years
Operating leases	$5,815	$2,544	$3,271	$—	$—
Total contractual obligations	$5,815	$2,544	$3,271	$—	$—

Operating Leases
In June 2012, we entered into a fourth amendment to our corporate office lease in Houston, TX (the "Lease Amendment"). The Lease Amendment, among other things, provides for an increase in the square footage of our corporate office to 90,389, and provided an option to an additional 7,411 square feet. The term of this lease runs until until September 30, 2016. The lease has two options to extend the total term of the lease for an additional 72 months, and provides for an early termination at any time after July 31, 2013. In addition, we lease approximately 3,100 square feet in London, United Kingdom, and 3,300 square feet in Austin, Texas. These leases expire in August 2022, with an option to terminate in August 2015, and September 2016, respectively. As part of the SignalDemand acquisition, we assumed a lease of approximately 6,600 square feet in San Francisco, California, which expires in November 2015.

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

The Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event our availability under the Revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default. As of December 31, 2013, we are in compliance with all financial covenants in the Revolver.

Debt interest expense of $0.2 million and $0.1 million was incurred during the year ended December 31, 2013 and December 31, 2012.

There were no outstanding borrowings under the Revolver as of December 31, 2013.
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
Revenue recognition
We derive our revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, our revenue includes nonsoftware related hosting and cloud-based services. Our arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists and fees are fixed or determinable. For certain arrangements, we engage independent contractors to assist in the implementation of our software solutions. These arrangements are analyzed based on numerous factors to determine the amount of revenue to be recognized.

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

We also license software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the license, there is no renewal rate and we have not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Operations, represented approximately 3.6%, 4.8% and 5.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

For arrangements that include hosting and cloud-based service offerings, we allocate the arrangement consideration between the hosting and cloud-based service offerings and other elements and recognize the hosting and cloud-based service offerings revenue ratably beginning on the date the services commence through the end of the contract term. Revenue from hosting and cloud-based service offerings, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented approximately 2.4%, 2.6% and 2.3% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Noncash share based compensation
We have two noncash share based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide noncash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vii) performance awards. As of December 31, 2013, we have granted stock options, restricted stock units, stock appreciation rights (“SARs”) and market stock units ("MSUs").
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
The MSUs are performance-based awards that vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two and three year period ending December 31, 2013 and December 31, 2015 (“Performance Period”), respectively. The MSUs vest on January 1, 2014 and 2016 and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period. We did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.
We record deferred tax assets for stock-based compensation awards that will result in future deductions on our income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.
At December 31, 2013, we had $29.4 million of total unrecognized compensation costs related to noncash share based compensation arrangements for stock options, SARs, restricted stock units and MSUs granted. These costs will be recognized over a weighted-average period of 3.0 years.
Accounting for income taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider both positive and negative evidence including future growth, forecasted earnings, future taxable income, taxable income in prior years and tax planning actions, as applicable, in determining the need for a valuation allowance.
We account for uncertain income tax positions recognized in our financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification (“ASC”), issued by FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please see Note 11 to the Consolidated Financial Statements for more information.
Our Federal effective tax rate historically has been lower than the statutory rate of 34% largely due to the application of general business tax credits.  In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which, among other things, made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. As a result of the retroactive reinstatement of the R&E tax credit, we recorded the full benefit of the 2012 R&E tax credit in the first quarter of 2013.
Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant.

If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.
Intangible Assets and Goodwill

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from two to eight years.

We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

We review the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value, and otherwise annually. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value primarily utilizing the market approach, which calculates fair value based on the market values of comparable companies or comparable transactions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

In 2013 we adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment . Under ASU 2011-08, we have the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the assessment of these qualitative factors, we determined that no impairment indicators were noted, allowing us to forego the quantitative analysis.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted the standard on January 1, 2013. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions were effective for us for the year ended December 31, 2013. This amendment impacts impairment testing steps only, and therefore the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and qualitative disclosures about market risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2013 would have resulted in a $0.9 million loss. In addition, as of December 31, 2013, we had operating subsidiaries in Canada, the United Kingdom and Germany. However, due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe that it has significant exposure to foreign currency exchange risks. Fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

PROS' exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2013, we had no borrowings under the Revolver.
Item 8. Financial statements and supplementary data
The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein by reference. See Item 15(a)(1) and (2).
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
Changes in Internal Control over Financial Reporting
In December 2013, we completed the acquisition of SignalDemand, a privately held software company headquartered in San Francisco. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded SignalDemand from its evaluation of these matters. SignalDemand represented approximately 8.7% of our consolidated total assets as of December 31, 2013 and approximately 0.2% of our consolidated revenues for the year-ended December 31, 2013.
Other than the change described above, there have been no other changes in our internal control over financial reporting that occurred during most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2013, we completed the acquisition of SignalDemand, a privately held software company headquartered in San Francisco. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded SignalDemand from its evaluation of these matters. SignalDemand represented approximately 8.7% of our consolidated total assets as of December 31, 2013 and approximately 0.2% of our consolidated revenues for the year-ended December 31, 2013.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013 based upon the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.
Item 11. Executive compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.
Item 13. Certain relationships, related transactions and director independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 3, 2014
Andres Reiner

/s/ Charles H. Murphy	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 3, 2014
Charles H. Murphy

/s/ Ronald F. Woestemeyer	Executive Vice President, Strategic Business Planning and Director	March 3, 2014
Ronald Woestemeyer

/s/ William Russell	Chairman of the Board	March 3, 2014
William Russell

/s/ Ellen Keszler	Director	March 3, 2014
Ellen Keszler

/s/ Greg B. Petersen	Director	March 3, 2014
Greg B. Petersen

/s/ Timothy V. Williams	Director	March 3, 2014
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	March 3, 2014
Mariette M. Woestemeyer

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded SignalDemand from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded SignalDemand from our audit of internal control over financial reporting. SignalDemand is a wholly-owned subsidiary whose total assets and total revenues represent 8.7% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 3, 2014

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$44,688	$83,558
Accounts and unbilled receivables, net of allowance of $1,060 and $760, respectively	46,566	38,801
Prepaid and other current assets	6,157	5,067
Restricted cash - current	39,718	—
Total current assets	137,129	127,426
Restricted cash - noncurrent	100	329
Property and equipment, net	15,587	12,788
Intangibles	8,232	—
Goodwill	7,024	—
Deferred tax assets - noncurrent, net of valuation allowance	10,505	4,585
Other long term assets, net	1,251	1,351
Total assets	$179,828	$146,479
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,839	$3,775
Accrued liabilities	5,210	3,258
Accrued payroll and other employee benefits	9,679	7,669
Deferred revenue	42,274	39,774
Total current liabilities	65,002	54,476
Long-term deferred revenue	2,977	2,007
Other long-term liabilities	546	1,327
Total liabilities	68,525	57,810
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 32,606,228 and 31,966,432 shares issued, respectively; 28,188,643 and 27,548,847 shares outstanding, respectively	33	32
Additional paid-in capital	106,880	87,693
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	18,328	14,882
Total stockholders’ equity	111,303	88,669
Total liabilities and stockholders’ equity	$179,828	$146,479
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2013	2012	2011
Revenue:
License and implementation	$98,749	$77,656	$62,975
Maintenance and support	46,088	40,135	33,664
Total revenue	144,837	117,791	96,639
Cost of revenue:
License and implementation	34,896	25,830	19,627
Maintenance and support	8,239	7,955	6,675
Total cost of revenue	43,135	33,785	26,302
Gross profit	101,702	84,006	70,337
Operating expenses:
Selling, marketing, general and administrative	63,524	48,215	35,891
Research and development	32,467	27,611	25,671
Acquisition-related	2,173	—	—
Income from operations	3,538	8,180	8,775
Other expense, net	(265)	(163)	(141)
Income before income tax provision	3,273	8,017	8,634
Income tax provision (benefit)	(173)	3,051	2,284
Net income	$3,446	$4,966	$6,350
Net earnings attributable to common stockholders per share:
Basic	0.12	0.18	0.24
Diluted	0.11	0.17	0.23
Weighted average number of shares:
Basic	28,004,019	27,365,731	26,831,530
Diluted	30,114,373	28,419,956	27,761,958

Other comprehensive income, net of tax:
Other comprehensive income	—	—	—
Comprehensive income	$3,446	$4,966	$6,350
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$3,446	$4,966	$6,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,307	2,286	1,609
Share-based compensation	16,272	9,645	6,832
Excess tax benefits on share-based compensation	(2,940)	(1,686)	(1,379)
Tax benefit from share-based compensation	2,931	1,573	1,320
Deferred income tax, net	(2,776)	962	315
Provision for doubtful accounts	300	(326)	178
Changes in operating assets and liabilities:
Accounts and unbilled receivable	(7,492)	(4,609)	(6,656)
Prepaid expenses and other	1,204	2,215	(2,971)
Accounts payable and other liabilities	2,885	(790)	2,579
Accrued liabilities	1,002	1,700	(392)
Accrued payroll and other employee benefits	1,050	2,879	405
Deferred revenue	(3,218)	5,837	6,053
Net cash provided by operating activities	16,971	24,652	14,243
Investing activities:
Purchases of property and equipment	(3,401)	(7,514)	(3,002)
Acquisition of SignalDemand, net of cash acquired	(13,102)	—	—
Capitalized internal-use software development costs	(2,874)	(2,013)	—
Increase in restricted cash	(39,389)	—	(36)
Decrease in short-term investment	—	—	73
Net cash used in investing activities	(58,766)	(9,527)	(2,965)
Financing activities:
Exercise of stock options	3,327	1,354	1,874
Excess tax benefits on share-based compensation	2,940	1,686	1,379
Tax withholding related to net share settlement of restricted stock units	(3,342)	(2,814)	(1,919)
Debt issuance costs related to Revolver	—	(250)	—
Net cash provided (used in) by financing activities	2,925	(24)	1,334
Net (decrease) increase in cash and cash equivalents	(38,870)	15,101	12,612
Cash and cash equivalents:
Beginning of period	83,558	68,457	55,845
End of period	$44,688	$83,558	$68,457
Supplemental disclosure of cash flow information:
Cash refund (paid) during period for:
Taxes	$(278)	$4,694	$(5,330)
Interest	$(87)	$(68)	$—
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$2,045	$1,425	$606
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	26,359,415	$31	$69,844	4,417,585	$(13,938)	$3,566	$59,503
Exercise of stock options	308,762	—	1,874	—	—	—	1,874
Restricted stock units net settlement	346,668	—	(1,919)	—	—	—	(1,919)
Excess tax benefits from stock based compensation	—	—	1,303	—	—	—	1,303
Noncash share based compensation	—	—	6,832	—	—	—	6,832
Net loss	—	—	—	—	—	6,350	6,350
Balance at December 31, 2011	27,014,845	31	77,934	4,417,585	(13,938)	9,916	73,943
Exercise of stock options	126,604	—	1,354	—	—	—	1,354
Restricted stock units net settlement	407,398	1	(2,814)	—	—	—	(2,813)
Excess tax benefits from stock based compensation	—	—	1,574	—	—	—	1,574
Noncash share based compensation	—	—	9,645	—	—	—	9,645
Net income	—	—	—	—	—	4,966	4,966
Balance at December 31, 2012	27,548,847	32	87,693	4,417,585	(13,938)	14,882	88,669
Exercise of stock options	354,973	1	3,326	—	—	—	3,327
Restricted stock units net settlement	284,823		(3,342)	—	—	—	(3,342)
Excess tax benefits from stock based compensation	—	—	2,931	—	—	—	2,931
Noncash share based compensation	—	—	16,272	—	—	—	16,272
Net income	—	—	—	—	—	3,446	3,446
Balance at December 31, 2013	28,188,643	$33	$106,880	4,417,585	$(13,938)	$18,328	$111,303
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
Use of estimates
The Company’s management makes estimates and assumptions in the preparation of its audited Consolidated Financial Statements in conformity with GAAP. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of revenue recognition affects the amount of revenue, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation and amortization, the fair value of assets acquired and liabilities assumed for business combinations, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.
Financial instruments
The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, approximates their fair values at December 31, 2013 and 2012. For additional information on the Company’s fair value measurements, see Note 8 to the Consolidated Financial Statements.

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
Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company has not recorded any impairment charges in any of the years ended December 31, 2013, 2012 and 2011.
Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2013.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit to the fair value of the reporting unit. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

For the year ended December 31, 2013, the Company adopted ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under ASU 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2013, the Company did not identify any indicators of impairment. As such, the two-phase process described above was not necessary.

Research and development
Research and development costs for software sold to our customers is expensed as incurred. These costs include salaries and personnel costs, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new solutions and upgrading and enhancing existing solutions.

Treasury stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 9 to the Consolidated Financial Statements.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes nonsoftware related hosting services. The Company’s arrangements with customers typically include: (a) license fees paid for the use of our solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

The Company also licenses software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the license, there is no renewal rate and the Company has not established vendor specific objective evidence (“VSOE”) of fair value for the maintenance on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term. Revenue from term licenses, which is included in license and implementation revenue in the Consolidated Statement of Comprehensive Income, represented approximately 3.6%, 4.8% and 5.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

For arrangements that include hosting and cloud-based services, we allocate the arrangement consideration between the service and other elements and recognize the hosting and cloud-based services fee ratably beginning on the date the customer commences use of our services and continuing through the end of the customer term. Revenue from hosting and cloud-based services, which is included in license and implementation revenue in the Consolidated Statements of Comprehensive Income, represented approximately 2.4%, 2.6% and 2.3% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The Company translates assets and liabilities of its foreign subsidiaries, whose functional currency is the U.S. dollar, at exchange rates in effect at the balance sheet date. The Company translates revenue and expenses using the monthly average exchange rate. The Company includes foreign currency translation adjustments in the accompanying Consolidated Statements of Comprehensive Income.
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
To date, the Company has granted stock options, stock appreciation rights, restricted stock units and market stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and market stock units or upon vesting of restricted stock units. The following table presents the number of awards outstanding for each award type as of December 31, 2013 and 2012:

	Year Ended December 31,
Award type	2013	2012
Stock options	1,160	1,475
Restricted stock units	1,543	1,183
Stock appreciation rights	721	790
Market stock units	469	205
Stock options. The Company did not grant stock options during 2013 and 2012. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the restricted stock units ("RSUs") is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.
Stock appreciation rights. Stock appreciation rights (“SARs”) will be settled in stock at the time of exercise and vest over four years from the date grant. The Company used the Black-Scholes option pricing model to estimate the fair value of its SARs. The determination of the fair value of SARs utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, deliver risk-free interest rate and expected dividends. The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. The expected life of the SARs noncash share based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on our expectation of paying no dividends.

Market stock units. The market stock units ("MSUs") are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over a two or three year period ending December 31, 2013 and December 31, 2015 (“Performance Period”), respectively. The MSUs granted in 2012 vest on January 1, 2014 and the MSUs granted in 2013 vest on January 1, 2016. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not grant any MSUs in 2011.
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
At December 31, 2013, there were an estimated $29.4 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years. For further discussion of the Company’s noncash share based compensation plans, see Note 10 to the Consolidated Financial Statements.

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

The Company accounts for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information regarding the Company’s income taxes, see Note 11 to the Consolidated Financial Statements.

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

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted the standard on January 1, 2013. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions were effective for us for the year ended December 31, 2013. This amendment impacts impairment testing steps only, and therefore the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
3. Business Combination

In December 2013, the Company acquired SignalDemand, an optimization software company headquartered in San Francisco, with approximately 40 employees and contractors, for total cash consideration of $13.5 million. This acquisition broadens the Company's offering for companies in resource-based and commodity-driven industries, helping them to better serve their customers in volatile markets with greater confidence and agility. Through its SaaS-based solutions, SignalDemand processes thousands of variables to deliver real-time recommendations to help companies make price and mix decisions across products, customers and channels.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Accordingly, the results of operations of SignalDemand have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and using assumptions that the Company’s management believes are reasonable given the information currently available. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition. Transaction costs associated with the transaction have been expensed as incurred.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

During the year ended December 31, 2013, the Company incurred acquisition-related costs of $0.4 million consisting primary of advisory, legal fees, and retention of key employees.

The Company recorded revenue and net loss for SignalDemand of approximately $0.2 million and $(0.4) million, respectively, in the consolidated statements of operations from the acquisition date through December 31, 2013.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at December 16, 2013.

The total purchase price for SignalDemand has been preliminarily allocated as follows:

Current assets	$881
Deferred tax asset - current	2,752
Noncurrent assets	193
Intangibles	8,300
Goodwill	7,024
Deferred tax asset - noncurrent	2,572
Accounts payable and accrued liabilities	(1,534)
Deferred revenue	(6,688)
$13,500

The following are the identifiable intangible assets acquired and their respective useful lives:

		Useful Life
	Amount	(years)
Developed technology	$4,600	7
Internally developed technology	160	2
Customer relationships	3,500	8
Trade name	40	2
Total	$8,300

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from SignalDemand's products and services. The allocation resulted in acquired intangible assets of $8.3 million. The acquired intangible assets consisted of developed technology, customer relationships and trade name and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $6.7 million was ascribed using a cost-plus profit approach.

The Company has made a preliminary determination that $5.3 million of net deferred tax assets were assumed on the acquisition date. The deferred tax assets primarily relate to net operating losses and other expenses accrued but not expensed for tax purposes.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the SignalDemand acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in sales optimization solutions. The combined company will benefit from a broader global presence, and with the Company’s direct sales force and larger channel coverage, the combined company anticipates significant crosselling opportunities. None of the goodwill is expected to be currently deductible for tax purposes.

Pro Forma Financial Informaiton

The unaudited financial information in the table below summarizes the combined results of operations of the Company and SignalDemand, on a pro forma basis, as though the Company had acquired SignalDemand on January 1, 2012. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Year Ended December 31,
(in thousands)	2013	2012
Total revenue	153,648	120,345
Net income (loss)	1,098	(3,252)

4. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the year ended December 31, 2013 was as follows (in thousands):

Balance as of December 31, 2012	$—
Goodwill acquired	7,024
Balance as of December 31, 2013	$7,024

Intangible assets acquired from business combination consist of the following as of December 31, 2013 (in thousands):

	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7	$4,600	$27	$4,573
Internally developed technology	2	160	3	157
Customer relationships	8	3,500	37	3,463
Trade name	2	40	1	39
Total		$8,300	$68	$8,232

As of December 31, 2013, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,623
2015	1,402
2016	1,147
2017	1,095
2018 and thereafter	2,965
Total amortization expense	$8,232

5. Accounts receivable and contracts in progress

Accounts receivable at December 31, 2013 and 2012, consists of the following:

	December 31,
	2013	2012
Accounts receivable	$40,842	$34,332
Unbilled receivables	6,784	5,229
Total receivables	47,626	39,561
Less: Allowance for doubtful accounts	(1,060)	(760)
Accounts receivable, net	$46,566	$38,801

The bad debt expense reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, totaled approximately $0.4 million, $(0.3) million and $0.2 million, respectively.
Activity related to contracts in progress at December 31, 2013 and 2012, is summarized as follows:

	December 31,
	2013	2012
Costs and estimated earnings recognized to date	$221,905	$228,912
Progress billings to date	(260,372)	(265,463)
Total	$(38,467)	$(36,551)
The foregoing table reflects the aggregate invoiced amount of all contracts in progress and maintenance as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, as follows:

	December 31,
	2013	2012
Unbilled receivables	$6,784	$5,229
Deferred revenue	(45,251)	(41,780)
Total	$(38,467)	$(36,551)
At December 31, 2013 and 2012, the Company had approximately $11.4 million and $11.1 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue and progress billing.
6. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common stockholders	$3,446	$4,966	$6,350
Denominator:
Weighted average shares (basic)	28,004	27,366	26,832
Dilutive effect of stock options, restricted stock units and stock appreciation rights	2,110	1,054	930
Weighted average shares (diluted)	30,114	28,420	27,762
Basic earnings per share	$0.12	$0.18	$0.24
Diluted earnings per share	$0.11	$0.17	$0.23
Approximately 14,000, 416,000 and 893,000 of potential common shares have not been considered in the diluted earnings per calculation for the years ended December 31, 2013, 2012 and 2011, respectively, as the effect would be anti-dilutive.
7. Property and equipment, net
Property and equipment, net as of December 31, 2013 and 2012 consists of the following:

		December 31,
	Estimated useful life	2013	2012
Furniture and fixtures	7-10 years	$2,423	$2,371
Computers and equipment	3-5 years	10,857	9,477
Software	2-5 years	4,322	4,123
Capitalized internal-use software development costs	3 years	5,064	2,013
Leasehold improvements	Shorter of lease term or useful life	4,568	3,550
Construction in progress		305	532
Property and equipment, gross		27,539	22,066
Less: Accumulated depreciation and amortization		(11,952)	(9,278)
Property and equipment, net		$15,587	$12,788
Depreciation and amortization was approximately $4.2 million, $2.2 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company disposed of approximately $1.5 million, $0.8 million and $3.2 million, respectively, of fully depreciated assets. As of December 31, 2013 and 2012, the Company had approximately $3.8 million and $4.2 million, respectively, of fully depreciated assets in use.
Software includes approximately $0.4 million related to the acquisition and implementation of a new enterprise resource planning system during the year ended December 31, 2012. Also during the years ended December 31, 2013 and 2012, the Company capitalized internal-use software development costs of approximately $3.1 million and $2.0 million, respectively, related to its cloud-based offerings. During the years ended December 31, 2013 and 2012, approximately $1.7 million and $0.9 million, respectively, of capitalized internal-use software development cost were subject to amortization. Included in accumulated depreciation and amortization is approximately $0.5 million and $0.1 million, respectively, of amortization related to capitalized internal-use software development costs.

8. Fair value measurements

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
Level 2: Quoted prices for similar assets or liabilities in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
A portion of the Company’s existing cash and cash equivalents are invested in short-term interest bearing obligations with original maturities less than 90 days, principally various types of money market funds. In addition, the Company had short-term investments consisting of certificates of deposit. The Company does not enter into investments for trading or speculative purposes.
At December 31, 2013 and 2012, the Company had approximately $21.0 million and $58.0 million invested in treasury money market funds, respectively. These investments are required to be measured at fair value on a recurring basis. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The Company's diversified money market funds, treasury money market funds and short term investments have a fair value that is not materially different from its carrying amount.

9. Stockholders’ equity

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
The Company did not repurchase any shares under this plan for the years ended December 31, 2013 and 2012. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2013.
10. Noncash share based compensation

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

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 33,325 shares of the Company’s common stock under the 1999 Stock Plan as of December 31, 2013.
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
In February 2012, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 Stock Plan, increasing the number shares reserved for issuance to 7,268,000. As of December 31, 2013, the Company had outstanding equity awards to acquire 3,893,482 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan. Included in the outstanding equity awards are 1,160,464 of stock options, 1,542,990 RSUs, 721,028 SARs and 469,000 MSUs held by the Company’s employees, directors and consultants. As of December 31, 2013, 466,611 shares remain available for grant under the 2007 Stock Plan. As of December 31, 2013, there were no restricted stock awards or phantom stock issued under the 2007 Stock Plan.
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
Noncash share based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income. The following table summarizes noncash share based compensation expense, net of amounts capitalized, for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
Share-based compensation:
Cost of revenue:
License and implementation	$2,071	$1,451	$1,201
Total included in cost of revenue	2,071	1,451	1,201
Operating expenses:
Selling, marketing, general and administrative	10,889	6,273	4,038
Research and development	3,139	1,921	1,593
Total included in operating expenses	14,028	8,194	5,631
Total share-based compensation expense	$16,099	$9,645	$6,832
At December 31, 2013, there was an estimated $29.4 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years.

Stock Options:
The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2012	1,475	$11.24
Granted	0	—
Exercised	(315)	11.66
Forfeited	0	—
Expired	0	—
Outstanding, December 31, 2013	1,160	$11.12	3.7	$33,396
Vested and exercisable at December 31, 2013	1,160	$11.12	3.7	$33,396
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $39.90 and the grant date fair value.
For the years ended December 31, 2013 and 2012, respectively, the Company did not grant any stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $5.2 million, $0.6 million and $1.7 million, respectively.
RSUs:

The Company has granted RSUs under the 2007 Stock Plan. Generally, RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. At December 31, 2013 there were 1,542,990 shares related to RSUs outstanding and unvested.

The following table summarizes the Company's unvested RSUs as of December 31, 2013, and changes during the year then ended, is as follows:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2012	1,183	$15.55
Granted	851	20.08
Vested	(405)	14.35
Forfeited	(86)	17.53
Unvested at December 31, 2013	1,543	$18.25	5.3	$61,565
Expected to vest at December 31, 2013	1,500	$18.21	5.3	$59,843
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2013 of $39.90.
The weighted average grant-date fair value of the RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $20.08, $18.65 and $14.13, respectively.
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

The following table summarizes the Company's SARs activity for the year ended December 31, 2013:

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2012	790	$10.66
Granted	—	—
Exercised	(64)	9.84
Forfeited	(3)	10.02
Expired	(2)	11.42
Outstanding, December 31, 2013	721	$10.74	6.8	$21,028
Exercisable at December 31, 2013	551	$10.61	6.8	$16,143
Vested and expected to vest at December 31, 2013	721	$10.74	6.8	$21,028
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $39.90 and the exercise price of the underlying SARs.
The Company did not grant SARs in 2013 and 2012. The weighted average grant date fair value of SARs granted during the years ended December 31, 2011 was $11.42.
All outstanding SARs granted by the Company had a fair market value assigned at the grant date based on the use of the Black-Scholes option pricing model. Significant assumptions used in the Black-Scholes option pricing model for SARs granted in 2011 are as follows:

For The Year Ended December 31, 2011
Volatility	61%
Risk-free interest rate	2.11%
Expected option life in years	4.4
Dividend yield	—

MSUs:

In 2013 and 2012, the Company granted MSUs to certain executives and senior level employees. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index (“Index”) over a three year period ending December 31, 2015 (“Performance Period”) and a two year period ending December 31, 2013, respectively. The MSUs vest on January 1, 2016 and January 1, 2014, respectively, and the maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2011.

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2012	205	26.08
Granted	270	$40.58	—	—
Exercised	—	—
Forfeited	(6)	40.58
Expired	—	—
Unvested at December 31, 2013	469	$34.24	8.1	$18,713
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $39.90 and the grant date fair value of the underlying MSUs.

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

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2013	2012
Volatility	57%	61%
Risk-free interest rate	0.35%	0.28%
Expected option life in years	2.84	1.9
Dividend yield	—	—

11. Income taxes
The income tax provision (benefit) consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$2,444	$2,015	$1,406
State and Foreign	160	74	548
	2,604	2,089	1,954
Deferred:
Federal	(2,651)	1,030	310
State	(126)	(68)	20
Income tax provision (benefit)	$(173)	$3,051	$2,284

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

	Year Ended December 31,
	2013	2012	2011
Provision at the U.S. federal statutory rate	$1,113	$2,726	$3,022
Increase (decrease) resulting from:
State income taxes, net of federal taxes	(583)	(84)	94
Nondeductible expenses	235	214	208
Acquisition-related expense	606	—	—
Domestic production activities	(47)	(146)	(118)
Nondeductible noncash share based compensation	1,308	622	—
Incremental benefits from prior years' tax credits	(1,254)	(439)	—
Incremental benefits for tax credits	(2,030)	—	(878)
Change in tax rate/income subject to lower tax rates and other	(30)	158	(44)
Change in valuation allowance	509	—	—
	$(173)	$3,051	$2,284

The Company’s historical effective tax rate has been lower than the statutory rate of 34% largely due to the application of the R&E tax credit. The Company’s effective tax rate was a benefit of (5)% for the year ended December 31, 2013 and a provision of 38% and 26% for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the Company had an income tax receivable of approximately $0.6 million and $0.4 million, respectively, which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheet. As of December 31, 2013 and 2012, the Company had approximately $0.1 million and $0.1 million of foreign tax credits (“FTC”) arising from foreign taxes paid.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Current deferred tax asset (liability):
State deferred	$(7)	$2
Accruals not currently deductible	(191)	(49)
Current deferred revenue	2,601	—
Total current deferred tax (liability) asset	2,403	(47)
Less: valuation allowance	(270)	—
Total current deferred tax (liability) asset	2,133	(47)

Noncurrent deferred tax asset (liability):
Property and equipment	(1,786)	(1,736)
Noncash share based compensation	7,808	6,081
State deferred	292	240
Capitalized software	(1,541)	—
Amortization	(2,366)	—
R&D carryforwards	2,708	—
Deferred revenue	431	—
Federal NOLs	4,724	—
State NOLs	813	—
State Credits	509	—
Total noncurrent deferred tax assets	11,592	4,585
Less: valuation allowance	(1,087)	—
Total noncurrent deferred tax assets	10,505	4,585
Total net deferred tax asset	$12,638	$4,538
The current net deferred tax asset (liability) and noncurrent net deferred tax asset (liability) are classified as prepaids and other current assets, other long term assets and other current liabilities, respectively, in the accompanying Consolidated Balance Sheets.
The Company has federal and state net operating loss carryforwards pursuant to the acquisition of SignalDemand.  Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. We believe the acquisition of SignalDemand was a change in ownership pursuant to Section 382. As a result of the annual limitation, the federal and state net operating loss carryforward amount available to be used in future periods is approximately $14 million each and will begin to expire in 2029. As of December 31, 2013, the Company determined it was more likely than not that certain of our state net operating loss carryforwards available for use subject to apportionment would not be utilized before expiration and the Company established a valuation allowance against the state net operating loss carryforward.
For the years ended December 31, 2013, 2012 and 2011, the Company had $0.3 million, $0.4 million and $0.1 million respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. The Company has accrued $0.03 million, $0.01 million, $0.01 million for the payment of interest and penalties as of December 31, 2013, 2012 and 2011. The Company believes that it is reasonably possible that there will be no change in our unrecognized tax benefits within the next twelve months. The Company is currently under examination for the 2009 U.S. federal income tax return, of which an unrecognized tax benefit has been recorded.  The Company files tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal income tax examination for the calendar tax years 2010, 2011 and 2012 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.

The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Beginning Balance	$350	$126	$126
Changes based on tax positions related to prior year	(19)	224	—
Ending Balance	$331	$350	$126

12. Credit Facility

In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a $50 million secured Credit Agreement (the "Revolver") with Wells Fargo Bank, N.A. (“Wells Fargo”).

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

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's availability under the revolver plus cash and cash equivalents falls below $20 million or upon the occurrence of an event of default. As of December 31, 2013, the Company was in compliance with all financial covenants in the Revolver.

As of December 31, 2013 and 2012, $0.2 million and $0.3 million of unamortized debt issuance costs related to the Revolver is included in other long term assets in the consolidated balance sheets. For the year ended December 31, 2013 and 2012, $50,000 and $25,000, respectively, of debt issuance cost amortization is included in Other Expense (Income), net in the consolidated statements of comprehensive income.

As of December 31, 2013, the Company had no outstanding borrowings under the Revolver.

13. Commitments and contingencies

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
Lease commitments:
The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. The Company incurred approximately $2.1 million, $2.0 million and $1.3 million of total rent expense for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
2014	$2,544
2015	2,071
2016	1,200
2017	—
2018 and thereafter	—
Total minimum lease payments	$5,815
The Company had no capital leases at December 31, 2013 and 2012.
Our headquarters are located in Houston, Texas, where we lease approximately 90,000 square feet of office space. We also have small regional office in Austin, Texas; San Francisco, California; London, United Kingdom and Munich, Germany. In July 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the “Third Lease Amendment”).  The Third Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage. The Third Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Third Lease Amendment provides for an early termination at any time after July 31, 2013. In June 2012, the Company entered into a fourth amendment to its corporate office lease in Houston, TX which increased the square footage of the corporate offices to approximately 90,000 square feet.
In August 2012, the Company entered into a ten year lease for approximately 3,100 square feet of office space in London, United Kingdom. The lease provides an option to terminate the lease in August 2015.
In June 2011, the Company entered into a five year lease for approximately 3,300 square feet of office space in Austin, Texas. This lease expires in September 2016.
As part of the SignalDemand acquisition, the Company assumed a lease for approximately 6,600 square feet of office in San Francisco, California. This lease expires in November 2015.
The Company believes its existing facilities are sufficient for its current needs. The Company may add new facilities and expand its existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of its operations.
14. Segment and geographic information

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
International revenue for the years ended December 31, 2013, 2012 and 2011, amounted to approximately $79.8 million, $66.2 million and $62.0 million, respectively, representing 55%, 56% and 64%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2013, 2012 and 2011. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2013		2012		2011
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$65,072	45%	$51,631	44%	$34,643	36%
Other	12,222	8%	5,457	5%	7,863	8%
Subtotal	77,294	54%	57,088	49%	42,506	44%
Europe	33,666	23%	31,545	27%	26,608	28%
Asia Pacific	22,411	15%	15,356	13%	17,788	18%
The Middle East	9,840	7%	10,914	9%	7,275	8%
Africa	1,626	1%	2,888	2%	2,462	2%
Total revenue	$144,837	100%	$117,791	100%	$96,639	100%
15. Concentrations of credit risk
For the years ended December 31, 2013, 2012 and 2011, no customer accounted for 10% or more of revenue. For the year ended December 31, 2013, one customer accounted for 10.9% of accounts receivables.
The Company’s cash and cash equivalents and short-term investments on deposit with any one party and at any point in time may exceed federally insured limits. To date, the Company has not incurred any losses in connection with short-term investments.
16. Related-party transactions
The Company currently has employment agreements with its executive officers. The employment agreements provide for six months to one and one half years of salary upon termination without cause or, in some cases, for good reason and the vesting of certain stock options or other equity awards.
17. Employee retirement savings plan
The Company sponsors a 401(k) savings plan ("401(k) Plan"). The 401(k) Plan is available to substantially all United States employees and is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. Matching contributions by the Company in 2013, 2012 and 2011 totaled approximately $1.1 million, $1.0 million and $0.3 million, respectively.

18. Quarterly results (Unaudited)
The following table presents certain unaudited quarterly financial data for the years ended December 31, 2013 and 2012. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$38,871	$36,813	$35,527	$33,626
Gross profit	$28,101	$25,787	$24,741	$23,073
Income from operations	$409	$1,395	$780	$689
Net income	$139	$993	$580	$1,734
Net earnings attributable to common stockholders per share:
Basic	$—	$0.04	$0.02	$0.06
Diluted	$—	$0.03	$0.02	$0.06

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$32,723	$29,913	$28,134	$27,021
Gross profit	$23,045	$21,244	$20,634	$19,100
Income from operations	$2,261	$1,812	$1,979	$2,151
Net income	$1,424	$1,356	$995	$1,191
Net earnings attributable to common stockholders per share:
Basic	$0.05	$0.05	$0.04	$0.04
Diluted	$0.05	$0.05	$0.04	$0.04

19. Subsequent Events

On October 24, 2013, the Company entered into a tender offer agreement with Cameleon Software ("Cameleon"), a French software company listed on the NYSE Euronext exchange, indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon in an all-cash transaction valued at approximately €24 million (U.S. $33 million), net of cash expected to be acquired. The Cameleon board unanimously recommended this tender offer. Completion of the tender offer was subject to, among other things, clearance of the tender offer by the Autorité des Marchés Financiers (AMF), and Cameleon shareholders tendering at least 65% of Cameleon’s freely tradeable shares and warrants in the tender offer (Minimum Condition). As part of the tender offer, the Company placed approximately $40 million in an escrow to fund the acquisition, which is included in current restricted cash as of December 31, 2013. These funds were unavailable to the Company for other uses until the successful closing of the tender offer, the failure of the tender offer in accordance with its terms or the AMF's rejection of the tender offer, whichever first occurs.
On January 8, 2014, the Company announced that this tender offer for Cameleon was successful based on the results published by the AMF on January 2, 2014 confirming the Company surpassed the Minimum Condition. Given the commitments from Cameleon’s management with respect to their Cameleon free shares, the Company controls a total of 83.4% of Cameleon’s capital and 94.0% of Cameleon’s warrants outstanding.
Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other (3)	Balance at end of period
Allowance for doubtful accounts (1)
2013	$760	$369	$(69)	$—	$1,060
2012	$1,130	$—	$(370)	$—	$760
2011	$1,020	$268	$(158)	$—	$1,130
Valuation allowance (2)
2013	$—	$509	$—	$848	$1,357
2012	$—	$—	$—	$—	$—
2011	$—	$—	$—	$—	$—
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Deductions column represents the utilization of deferred tax assets that previously had a valuation allowance for deferred tax assets.
(3) Additions represent valuation allowance adjustments recorded as part of the purchase accounting allocation related to the SignalDemand acquisition.

Exhibit Index

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen certificate for shares of common stock.

10.1(4)	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.

10.2(3)	2007 Equity Incentive Plan.

10.3(5)	Form of Non-Qualified Stock Option Agreement under the 2007 Equity Incentive Plan.

10.4(5)	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.

10.5(5)	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.

10.6(14)	Form of Non-Plan Restricted Stock Units Agreement.

10.7(14)	Form of Non-Plan Restricted Stock Units Agreement (France).

10.8(14)	Form of Non-Plan Restricted Stock Units Agreement (Performance France).

10.9(6)	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.

10.10(14)	Form of Non-Plan Market Stock Units Agreement.

10.11(7)	2013 Employee Stock Purchase Plan.

10.12(4)	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.

10.13.1(4)	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant.

10.14(3)	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.

10.15(4)	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System.

10.15.1(4)	First Amendment to Office Lease, dated March 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System.

10.15.2(5)	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.15.3(8)	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.15.4(5)	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS Revenue Management, L.P. and Houston Community College System.

10.16*(6)	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Charles Murphy.

10.16.1*(9)	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy.

10.17*(10)	Amended and Restated Employment Agreement, dated May 13, 2013, by and between PROS, Inc., Registrant and Ronald Woestemeyer.

10.18*(6)	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Andres Reiner.

10.19*(11)	Employment Agreement, dated February 10, 2014, by and between PROS, Inc., Registrant and D. Blair Crump.

10.20*(2)	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and officers.

10.21(12)	Tender Offer Agreement by and between Registrant and Cameleon Software, dated October 24, 2013.

10.22(13)	Agreement and Plan of Merger by and among PROS, Inc., Pandora Merger Sub Corporation, SignalDemand, Inc. and Fortis Advisors LLC, dated December 16, 2013.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1(15)	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

(1)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 15, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2013.

(3)	Incorporated by reference to our Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on June 11, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on April 4, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2013.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2013.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on June 7, 2013.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on August 3, 2011.

(9)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-141884) filed on May 15, 2007.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on May 15, 2013.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2013.

(14)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333- ) filed on February 24, 2014.

(15)	Reference is made to page 47 of this Annual Report on Form 10-K.

*Constitutes management contracts or compensatory arrangements