Form 10-Q
period 2014-03-31
PROS Holdings, Inc.
filed 2014-05-12
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to     .

Commission File Number: 001-33554
___________________________________________________

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 28,942,417 as of May 7, 2014.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events and our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our belief that we will successfully integrate our acquisitions; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$47,040	$44,688
Accounts and unbilled receivables, net of allowance of $860 and $1,060, respectively	50,501	46,566
Prepaid and other current assets	7,842	6,157
Restricted cash - current	2,478	39,718
Total current assets	107,861	137,129
Restricted cash	100	100
Property and equipment, net	17,750	15,587
Intangibles	25,532	8,232
Goodwill	23,306	7,024
Deferred tax assets - noncurrent, net of valuation allowance	10,505	10,505
Other long term assets	1,401	1,251
Total assets	$186,455	$179,828
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$12,473	$7,839
Accrued liabilities	8,798	5,210
Accrued payroll and other employee benefits	11,391	9,679
Deferred revenue	47,278	42,274
Total current liabilities	79,940	65,002
Long-term deferred revenue	3,871	2,977
Other long-term liabilities	3,484	546
Total liabilities	87,295	68,525
Commitments and contingencies (Note 7)
PROS Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,351,258 and 32,606,228 shares issued, respectively; 28,933,673 and 28,188,643 shares outstanding, respectively	34	33
Additional paid-in capital	100,163	106,880
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	9,873	18,328
Accumulated other comprehensive loss	(26)	—
Non-controlling interest	3,054	—
Total stockholders’ equity	99,160	111,303
Total liabilities and stockholders’ equity	$186,455	$179,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue:
License and implementation	$28,292	$22,592
Maintenance and support	12,621	11,034
Total revenue	40,913	33,626
Cost of revenue:
License and implementation	11,433	8,471
Maintenance and support	2,576	2,082
Total cost of revenue	14,009	10,553
Gross profit	26,904	23,073
Operating expenses:
Selling, marketing, general and administrative	22,455	14,288
Research and development	11,559	8,096
Acquisition-related	1,390	—
(Loss) income from operations	(8,500)	689
Other expense, net	(972)	(103)
(Loss) income before income tax provision	(9,472)	586
Income tax benefit	(560)	(1,148)
Net (loss) income	(8,912)	1,734
Net (loss) income attributable to non-controlling interest	(457)	—
Net (loss) income attributable to PROS Holdings, Inc.	(8,455)	1,734
Net (loss) earnings per share attributable to PROS Holdings, Inc.:
Basic	$(0.29)	$0.06
Diluted	$(0.29)	$0.06
Weighted average number of shares:
Basic	28,667,782	27,757,397
Diluted	28,667,782	29,365,342
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(26)	—
Other comprehensive (loss) income, net of tax	(26)	1,734
Comprehensive (loss) income	(8,938)	1,734
Comprehensive (loss) income attributable to non-controlling interest	(457)	—
Comprehensive (loss) income attributable to PROS Holdings, Inc.	$(8,481)	$1,734
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net (loss) income	$(8,912)	$1,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,591	967
Share-based compensation	4,407	3,420
Tax benefit (shortfall) from share-based compensation	—	(10)
Provision for doubtful accounts	(200)	(60)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	6,732	(3,877)
Prepaid expenses and other assets	(812)	(1,162)
Accounts payable and other liabilities	223	1,070
Accrued liabilities	(366)	980
Accrued payroll and other employee benefits	(760)	(4,549)
Deferred revenue	506	2,748
Net cash provided by operating activities	3,409	1,261
Investing activities:
Purchases of property and equipment	(1,656)	(948)
Acquisition of Cameleon Software, net of cash acquired	(22,048)	—
Capitalized internal-use software development costs	(730)	(796)
Decrease in restricted cash	37,240	—
Net cash provide by (used) in investing activities	12,806	(1,744)
Financing activities:
Exercise of stock options	944	1,409
Tax withholding related to net share settlement of restricted stock units	(12,063)	(2,022)
Increase in Parent's ownership in Cameleon Software	(2,693)	—
Net cash used in financing activities	(13,812)	(613)
Effect of foreign rates on cash	(51)	—
Net change in cash and cash equivalents	2,352	(1,096)
Cash and cash equivalents:
Beginning of period	44,688	83,558
End of period	$47,040	$82,462
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries ("PROS" or the “Company”), provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. The Company applies data science to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. The Company offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers, including unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its big data software applications to enterprises across a range of industries, including manufacturing, distribution, services and travel.

In December 2013, the Company acquired SignalDemand, Inc. ("SignalDemand"), an optimization software company headquartered in San Francisco, California, with approximately 40 professionals, for total cash consideration of $13.5 million. This acquisition broadens the Company's offerings to companies in resource-based and commodity-driven industries, with products designed to help them better serve their customers in volatile markets with greater confidence and agility. Through its SaaS-based solutions, SignalDemand processes thousands of variables to deliver real-time recommendations to help companies make price and mix decisions across products, customers and channels.

On January 8, 2014, the Company acquired approximately 81.7% of the common stock of Cameleon Software SA, a publicly traded French société anonyme ("Cameleon") headquartered in Toulouse, France, in an all-cash tender offer for approximately $29.1 million. The Company has continued to purchase shares of Cameleon in the open market. Since the initial tender offer the Company has acquired additional 7.6% of Cameleon's common stock for approximately $2.7 million. As of March 31, 2014, the Company owned 89.3% of Cameleon.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and cash flows for the three months ended March 31, 2014.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

For arrangements that include hosting and cloud-based services, the Company allocates the arrangement consideration between the service and other elements and recognize the hosting and cloud-based services fee ratably beginning on the date the customer commences use of the Company's services and continuing through the end of the customer term.

The Company’s customer arrangements typically contain multiple elements that include software license, implementation services and post-implementation maintenance and support. For multiple element arrangements involving our nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”), or best estimated selling price ("BESP"), as applicable, and (3) allocate the total price among the various elements based on the selling price method.

For multiple-element arrangements that include software and nonsoftware elements such as the Company's hosting service offerings, the Company allocates revenue between the software and software-related elements as a group and any nonsoftware elements based on a relative fair value allocation.  The Company determine fair value for each deliverable using this hierarchy and utilizes VSOE of fair value if it exists.

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company's limited experience selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, TPE may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which requires it to establish VSOE of fair value to allocate arrangement consideration among multiple deliverables.

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company generally invoices for maintenance and support services on a monthly, quarterly or on an annual basis during the maintenance and support period. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided.

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

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year or more from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software development costs related to the Company's cloud-based offerings were $0.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Capitalized internal-use software development costs related to our cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For each of the three months ended March 31, 2014 and 2013, the Company amortized $0.1 million of capitalized internal-use software development costs related to its cloud-based offerings. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs related to the Company's cloud-based offerings is included in cost of license and implementation revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expense in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the period during which the recipient is required to perform service (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units (“RSUs”), Stock Appreciation Rights (“SARs”), and Market Stock Units (“MSUs”). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest are based upon the revenue expected to be earned by the Company from binding customer agreements for the provision of Configure, Price, and Quote (CPQ) solutions. The MSUs are performance-based awards in which the number of shares that vest are based upon the Company’s relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of March 31, 2014 and December 31, 2013, respectively.

Award type	March 31, 2014	December 31, 2013
Stock options	993,677	1,160,464
Restricted stock units (time based)	1,799,901	1,542,990
Restricted stock units (performance based)	34,000	—
Stock appreciation rights	706,111	721,028
Market stock units	449,600	469,000

Stock options, time based RSUs and SARs vest ratably between two and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index (“Index”) over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three month period ended March 31, 2014.

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

The assumptions used to value the MSUs granted during the three months ended March 31, 2014 were as follows:

	Grant Date
	February 24, 2014	February 11, 2014
Volatility	51.13%	50.74%
Risk-free interest rate	0.66%	0.67%
Expected option life in years	2.85	2.89
Dividend yield	—	—

Earnings per share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and SARs or the vesting of RSUs and MSUs. Diluted earnings per share reflect the assumed conversion of all dilutive share-based awards using the treasury stock method.

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $26.7 million and $21.0 million invested in treasury money market funds at March 31, 2014 and December 31, 2013, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, “Fair Value Measurement and Disclosure.”

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

Credit Facility

As of March 31, 2014, $0.2 million of unamortized debt issuance costs related to the Company's revolving credit facility ("Revolver") is included in other long term assets in the unaudited condensed consolidated balance sheets. For each of the three months ended March 31, 2014 and 2013, $12,500 of debt issuance cost amortization is included in Other Expense (Income), net in the unaudited condensed consolidated statements of comprehensive income.

As of March 31, 2014, the Company had no outstanding borrowings under the Revolver.

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

The effective tax rate for the three months ended March 31, 2014 and 2013 was 6% and (196)%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended March 31, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation, valuation allowances related to losses, and nondeductible acquisition costs.

The benefit recorded for the three months ended March 31, 2014 and 2013 was $0.6 million and $1.1 million, respectively. The change between March 31, 2014 and 2013 is primarily attributed to the retroactive reinstatement of the Research and Experimentation ("R&D") tax credit during the first quarter of 2013, which resulted in a $1.4 million discrete benefit recorded in the first quarter of 2013, recording additional valuation allowance due to losses during the first quarter of 2014, and an increase in nondeductible officer's compensation between the two periods.

The Internal Revenue Service is currently examining the Company’s 2009 R&D credit. The Company is not aware of any other audits at the present time.

3. Business Combination

Cameleon Software, SA

On October 24, 2013, the Company entered into a tender offer agreement with Cameleon, indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon. As part of the tender offer, the Company placed approximately $40 million in escrow to fund the acquisition, which was included in current restricted cash as of

December 31, 2013. On January 8, 2014, the Company announced that this tender offer for Cameleon was successful based on the results published by the Autorité des Marchés Financiers (AMF) on January 2, 2014, with Cameleon stockholders tendering at least 65% of Cameleon’s freely tradeable shares and warrants in the tender offer (Minimum Condition). Including the commitments from Cameleon’s management with respect to their Cameleon free shares, as of the completion of the tender offer, the Company controlled 81.7% of Cameleon’s common stock and 94.0% of Cameleon’s outstanding warrants. As a result of shares purchased by the Company in the market following the completion of the tender, as of March 31, 2014, the Company controlled 89.3% of Cameleon. All amounts pertaining to the approximate 10.7% of Cameleon that the Company does not own are reported as non-controlling interest in the Company’s condensed combined consolidated financial statements.

During the quarter ended March 31, 2014, the Company incurred acquisition-related costs of $0.7 million consisting primarily of advisory, legal fees, and retention of key employees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at January 8, 2014.

The preliminary allocation of the purchase price for Cameleon is as follows (in thousands):

Cash and cash equivalents	$7,086
Accounts receivables	10,444
Prepaid and other assets	1,329
Intangible assets	18,653
Goodwill	16,227
Accounts payable and accrued liabilities	(13,009)
Deferred revenue	(5,392)
Non-controlling interest	(6,204)
Net assets acquired	$29,134

The following are the identifiable intangible assets acquired and their respective useful lives (in thousands):

		Useful Life
	Amount	(years)
Trade Name	$1,020	8
Customer Relationships	1,455	2-5
Maintenance Relationships	3,808	8
Developed Technology	11,147	7
Other	1,223	2
Total	$18,653

In performing the preliminary purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from Cameleon's products and services. The allocation resulted in acquired intangible assets of $18.7 million. The acquired intangible assets consisted of developed technology, customer and maintenance relationships, trade name and other and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $5.4 million was ascribed using a cost-plus profit approach.

Liabilities assumed include $2.7 million related to the Company's offer to pay an additional €0.15 per share cash premium to the Cameleon stockholders tendering their shares and warrants if the Company succeeds acquiring at least 95% of the share capital and voting rights of Cameleon on a fully diluted basis on or before December 31, 2014. The Company has recorded this liability at fair value based on its determination that it expects to meet this threshold prior to December 31, 2014. In addition, the net assets acquired include contingent consideration of $1.4 million related to the committed purchase of free shares owned by Cameleon management.

Goodwill of $16.2 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company’s complementary products will significantly broaden the Company’s CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant crosselling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

SignalDemand, Inc.

In December 2013, the Company acquired SignalDemand, Inc. for total cash consideration of $13.5 million.

During the quarter ended March 31, 2014, the Company incurred acquisition-related costs of $0.7 million consisting primarily of advisory, legal fees, and retention of key employees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at December 16, 2013.

The preliminary allocation of the total purchase price for SignalDemand is as follows (in thousands):

Current assets	$881
Deferred tax asset - current	2,752
Noncurrent assets	193
Intangibles	8,300
Goodwill	6,972
Deferred tax asset - noncurrent	2,572
Accounts payable and accrued liabilities	(1,482)
Deferred revenue	(6,688)
Net assets acquired	$13,500

The following are the identifiable intangible assets acquired and their respective useful lives (in thousands):

		Useful Life
	Amount	(years)
Developed technology	$4,600	7
Internally developed technology	160	2
Customer relationships	3,500	8
Trade name	40	2
Total	$8,300

In performing the preliminary purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from SignalDemand's products and services. The allocation resulted in acquired intangible assets of $8.3 million. The acquired intangible assets consisted of developed technology, customer relationships and trade name and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $6.7 million was ascribed using a cost-plus profit approach.

The Company has made a preliminary determination that $5.3 million of net deferred tax assets were assumed on the acquisition date. The deferred tax assets primarily relate to net operating losses and other expenses accrued but not expensed for tax purposes.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the SignalDemand acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in sales optimization solutions. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant crosselling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Cameleon and SignalDemand, on a pro forma basis, as though the Company had acquired Cameleon and SignalDemand on January 1, 2013. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Three months ended March 31,
(in thousands)	2014	2013
Total revenue	$41,165	$38,726
Net income (loss)	(8,587)	(9)
Earnings per share - basic and diluted	$(0.30)	$—

4. Non-controlling interest

The following table presents a roll forward of the non-controlling interest from the date of acquisition of Cameleon on January 8, 2014 through March 31, 2014 (in thousands):

Beginning balance as of January 8, 2014	$6,204
Change in Parent's ownership in the subsidiary	(2,693)
Net loss allocated to non-controlling interest	(457)
Other Comprehensive income	—
Ending balance as of March 31, 2014	$3,054
The effect of foreign currency exchange rates on the non-controlling interest was immaterial as of March 31, 2014.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) attributable to PROS Holdings, Inc.	$(8,455)	$1,734
Denominator:
Weighted average shares (basic)	28,668	27,757
Dilutive effect of potential common shares	—	1,608
Weighted average shares (diluted)	28,668	29,365
Basic earnings per share	$(0.29)	$0.06
Diluted earnings per share	$(0.29)	$0.06

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 10,000 for the three months ended March 31, 2013. Basic shares were used to calculate loss per share for the three months ended March 31, 2014.

6. Noncash Share-based Compensation

During the three months ended March 31, 2014, the Company granted 793,070 shares of RSUs with a weighted average grant-date fair value of $35.69 per share. The Company granted 185,600 MSUs with a weighted average grant-date fair value of $49.50 to certain executive officers and non-executive employees during the three months ended March 31, 2014. These MSUs vest on January 1, 2017 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the three months ended March 31, 2014.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Share-based compensation:
Cost of revenue:
License and implementation	$722	$462
Total included in cost of revenue	722	462
Operating expenses:
Selling, marketing, general and administrative	2,672	2,222
Research and development	965	736
Total included in operating expenses	3,637	2,958
Total share-based compensation expense	$4,359	$3,420

In February 2014, the number of shares available for issuance increased by 900,000 to 8,168,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of March 31, 2014, 934,442 shares remained available for issuance under the 2007 Stock Plan. Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to our Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of Cameleon and SignalDemand. At March 31, 2014, the Company had an estimated $60.9 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.9 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan (“ESPP”) which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. As of March 31, 2014, there were 500,000 shares authorized for issuance under the ESPP plan, and approximately $0.2 million was held on behalf of employees for future purchases under the ESPP and was recorded in accrued expenses and other current liabilities in the Company's balance sheet.

7. Commitments and Contingencies

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
Lease commitments
As a result of the Cameleon acquisition in January 2014, the Company assumed several operating leases for office space and office equipment that expire at various dates. As of March 31, 2014, the future minimum lease commitments related to these agreements were as follows:

Fiscal year	Amount
2014	$893
2015	414
2016	352
2017	295
2018 and thereafter	40
Total minimum lease payments	$1,994

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

Overview

PROS provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. We apply over two decades of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers big data software applications to analyze, execute and optimize sales, pricing, quoting, rebates and revenue management. We also provide professional services to implement our software applications, as well as business consulting. Since inception, PROS has completed over 700 implementations of our solutions across more than 40 industries in more than 55 countries.

In December 2013, we acquired SignalDemand, Inc. ("SignalDemand"), an optimization software company headquartered in San Francisco, California. This acquisition broadened our offering to companies in resource-based and commodity-driven industries, with products designed to help our clients better serve their customers in volatile markets with greater confidence and agility. Through its SaaS-based solutions, SignalDemand processes thousands of variables to deliver real-time recommendations to help companies make price and mix decisions across products, customers and channels.

In January 2014, we acquired approximately 89% of Cameleon Software SA, a publicly traded French société anonyme ("Cameleon"), a Configure, Price, and Quote ("CPQ") software company headquartered in Toulouse, France. CPQ software helps companies drive sales growth by streamlining and simplifying the configuration, pricing and quote-generation activities that accompany negotiated selling.

We anticipate that the the integration of PROS and Cameleon will provide a single platform that combines the transformational benefits of sales execution and big data science to optimize the lead-to-order process. Customers have been forced to use different technologies to optimize prices, and configure product offers and quotes. The combined solution would bring together two key decisions in the sales process, providing best-in-class automation, data science, analytics and execution that gives sales representatives a competitive selling advantage.

Opportunities, Trends and Uncertainties

The opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition are:

•
Variability in revenue. Our historical revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each customer contract.  Our contractual performance obligations in the future may differ from historical periods which could impact the timing of recognition of revenue. For example, growth in our term license and cloud-based service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries.  From a geographical standpoint, approximately 56% and 53% of our consolidated revenues were derived from customers outside the United States for the three months ended March 31, 2014 and 2013, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

•
Growth opportunities. We believe the market for our big data software application is underpenetrated. Market interest for our software has increased over the past several years providing us with growth opportunities. We have and will continue to invest in our business to more effectively address these opportunities through significant investment in professional services, research and development, sales, marketing and back office. In addition to organic growth, we may acquire additional companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and other strategic growth opportunities.

•
Managing our continued growth. Since 2010, we have experienced strong growth in both our revenue and operations, including significant growth in our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies, successfully integrate the operations and personnel of companies we have acquired or may acquire, appropriately manage our expenses as we grow, enter into and maintain beneficial channel relationships, and enhance and develop existing and new solutions. If we are not able to execute on these actions, our business may not grow as we anticipated.

•
Uncertain global economic conditions. Global economic conditions have been uncertain in recent years. The uncertain economic conditions have had and may have a negative impact on the adoption of big data software and may increase the volatility in our business. Due to the uncertain economic conditions, we continue to experience long sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are still facing significant economic and political crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. We believe our solutions provide value to our customers during periods of economic growth as well as in recessions, but the extent to which the current economic conditions will further affect our business is uncertain.

•
Income taxes. For the three months ended March 31, 2014, our effective tax rate was 6% as compared to the federal rate of 34%. The difference between the effective tax rate and the federal statutory rate for the three months ended March 31,

2014 was due primarily to the limitation on the deductibility of certain officers’ compensation, valuation allowances related to losses, and nondeductible acquisition costs. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate of 35.0% due primarily to research and development tax credits. In January 2013, Congress passed the American Taxpayer Relief Act of 2012 which included, among other legislation, the retroactive extension of the Research and Experimentations ("R&E") tax credit. The passage of this legislation made the R&E tax credit retroactive to January 1, 2012 and extended the R&E tax credit until December 31, 2013. However, the R&E tax credit has not been extended for 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

Results of Operations

Comparison of three months ended March 31, 2014 with three months ended March 31, 2013

Revenue:

	For the Three Months Ended March 31,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License and implementation	$28,292	69%	$22,592	67%	$5,700	25%
Maintenance and support	12,621	31%	11,034	33%	1,587	14%
Total	$40,913	100%	$33,626	100%	$7,287	22%

License and implementation. License and implementation revenue increased $5.7 million to $28.3 million for the three months ended March 31, 2014 from $22.6 million for the three months ended March 31, 2013, representing a 25% increase. The increase in license and implementation revenue was the result of a 12% increase in the average revenue recognized per man-day as compared to the corresponding period in 2013 and $3.3 million of incremental license and implementation revenue from our acquisitions. The increase in average revenue recognized per man-day was due to a $3.3 million increase in license revenue recognized upon software delivery for the three months ended March 31, 2014 compared to the corresponding period in 2013. The average revenue per man-day can vary from quarter to quarter based on the relative relationship between license and implementation revenue and on the amount of license revenue recognized upon software delivery.

License and implementation revenue includes revenue from term licenses, hosting and cloud-based services. Revenue from term licenses represented approximately 3% of total revenue for each of the three months ended March 31, 2014 and 2013. Revenue from hosting and cloud-based services represented approximately 8% and 3% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

Maintenance and support. Maintenance and support revenue increased $1.6 million to $12.6 million for the three months ended March 31, 2014 from $11.0 million for the three months ended March 31, 2013, representing a 14% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and $0.8 million of incremental maintenance and support revenue from our acquisitions.

Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license and implementation	$11,433	40%	$8,471	37%	$2,962	35%
Cost of maintenance and support	2,576	20%	2,082	19%	494	24%
Total cost of revenue	$14,009	34%	$10,553	31%	$3,456	33%
Gross profit	$26,904	66%	$23,073	69%	$3,831	17%

Cost of license and implementation. Cost of license and implementation increased $3.0 million to $11.4 million for the three months ended March 31, 2014 from $8.5 million for the three months ended March 31, 2013, representing a 35% increase. The increase was attributable to an increase of $2.7 million of personnel costs, which included $1.7 million related to our acquisitions. Personnel costs, which included our employees and third party contractors, increased primarily as a result of an increase in headcount from our acquisitions and headcount needed to support our implementations. The majority of the increase in headcount was due to our acquisitions. Included in the increase in personnel costs was an increase of $0.3 million of noncash share based compensation expense. In addition there was an increase of $0.6 million related to our facility improvements, depreciation, hosting and our cloud-based service offerings, partially offset by a $0.3 million decrease in travel expenses.

License and implementation gross profit percentages were 60% for the three months ended March 31, 2014 as compared to 63% for the three months ended March 31, 2013. The 4% decrease in the license and implementation gross profit percentage was attributed to our acquisitions. License and implementation gross margins vary from period to period depending on different factors, including the amount of implementation services required to deploy our solutions relative to the total contract price and any addition of headcount needed to support anticipated future implementations.

Cost of maintenance and support. Cost of maintenance and support increased $0.5 million to $2.6 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013. The cost of providing maintenance and support services consisted largely of personnel related expenses. The increase in cost of maintenance and support was attributable to an increase of $0.5 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support maintenance growth. Maintenance and support gross margins were 80% for each of the three months ended March 31, 2014 and March 31, 2013.

Gross profit. Gross profit increased $3.8 million to $26.9 million for the three months ended March 31, 2014 from $23.1 million for the three months ended March 31, 2013, representing a 17% increase. The increase in overall gross profit was attributable to a 22% increase in total revenue, which included $1.8 million of gross profit from our recent acquisitions of SignalDemand and Cameleon.

Operating expenses:

	For the Three Months Ended March 31,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling, marketing, general and administrative	$22,455	55%	$14,288	42%	$8,167	57%
Research and development	11,559	28%	8,096	24%	3,463	43%
Acquisition-related	1,390	3%	—	—%	1,390	—%
Total operating expenses	$35,404	87%	$22,384	67%	$13,020	58%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $8.2 million, or 57%, to $22.5 million for the three months ended March 31, 2014 from $14.3 million for the three months ended March 31, 2013. The increase was attributable to an increase of $6.0 million of personnel costs, which included $2.4 million related to our our acquisitions. Personnel costs increased primarily as a result of an increase in headcount from our acquisitions and headcount in sales, marketing, general and administrative to support our current and future growth objectives. The majority of the increase in headcount was due to our acquisitions. Also included in the increase in personnel costs was an increase of $0.7 million in commissions and $0.5 million of noncash share-based compensation. In addition, the increase included $1.6 million of non-personnel related expenses related to our acquisitions, and the remaining increase primarily related to $0.2 million in depreciation, $0.2 million for marketing events and $0.2 million in facility, depreciation, and other overhead expenses.

Research and development expenses. Research and development expenses increased $3.5 million to $11.6 million for the three months ended March 31, 2014 from $8.1 million for the three months ended March 31, 2013, representing a 43% increase. The increase was attributable to an increase of $3.1 million of personnel costs, which included $2.0 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount from our acquisitions and headcount to develop new technologies. The majority of the increase in headcount was due to our acquisitions. Included in the increase in personnel costs was an increase of $0.2 million of noncash share based compensation expense. In addition, the increase included $0.4 million of non-personnel related expenses related to our acquisitions.

Acquisition-related expenses. Acquisition-related expenses were $1.4 million for the three months ended March 31, 2014 consisting primarily of advisory and legal fees, accounting and other professional fees related to our acquisition of Cameleon.

Other income (expense), net:

	For the Three Months Ended March 31,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Other income (expense), net	(972)	—%	$(103)	—%	$(869)	nm

Other income (expense), net. Other income (expense), net consisted of interest income on our cash and cash equivalents, interest expense which included debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other income (expense), net increased by $0.9 million during the three months ended March 31, 2014, primarily due to net increases in foreign currency losses during the period, primarily attributed to foreign currency losses on the restricted cash used for the acquisition of Cameleon.

Income tax provision:

	For the Three Months Ended March 31,		Variance
(Dollars in thousands)	2014	2013	$	%
Effective tax rate	6%	(196)%	n/a	202%
Income tax benefit	$(560)	$(1,148)	$588	(51)%

Income tax benefit. Our income tax benefit decreased $0.6 million to $0.6 million for the three months ended March 31, 2014 from $(1.1) million for the three months ended March 31, 2013. The decrease in the income tax benefit was principally attributable to a $1.4 million discrete benefit attributed to the 2012 R&E tax credit that was retroactively reinstated in the first quarter of 2013, an increase in valuation allowance due to losses, and an increase in nondeductible officer’s compensation.

Our effective tax rate was 6% and (196)% for the three months ended March 31, 2014 and 2013, respectively. The difference between the effective tax rate of 6% and the federal statutory rate of 34% for the three months ended March 31, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation, an increase in valuation allowance related to losses, and nondeductible acquisition costs.

Liquidity and Capital Resources

Liquidity

At March 31, 2014, we had $47.0 million of cash and cash equivalents and $27.9 million of working capital as compared to $44.7 million of cash and cash equivalents and $72.1 million of working capital at December 31, 2013. Cash increased in the quarter primarily due to cash acquired as part of the Company's acquisition of Cameleon. For the quarter, working capital decreased primarily due to restricted cash paid as part of the Company's acquisition of Cameleon. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our solutions, and related services, maintenance and cloud-based services. The primary source of operating cash flows is the collection of accounts receivable balances from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash and cash equivalent balances, funds available under our Revolver and our current estimates of future operating cash flows will provide adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At March 31, 2014, we had restricted cash of $0.1 million related to a letter of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$3,409	$1,261
Net cash provided by (used in) investing activities	12,806	(1,744)
Net cash used in financing activities	(13,812)	(613)
Cash and cash equivalents (beginning of period)	44,688	83,558
Cash and cash equivalents (end of period)	$47,040	$82,462

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $3.4 million, which represents an increase of $2.1 million when compared to the corresponding period in 2013. The $2.1 million increase was due to an increase of $2.5 million of noncash expenses principally from a $1.0 million increase in share-based compensation and a $1.4 million increase in the amortization of intangible assets related to our acquisitions. In addition, there was $10.3 million increase attributed to changes in operating assets and liabilities, which are comprised of accounts receivable, unbilled receivables, prepaid and other assets, accounts payable, accrued liabilities, accrued payroll and other employee benefits and deferred revenue. This increase was primarily due to the Company's collections of accounts receivable during the quarter. Included in our changes in operating assets and liabilities in 2014 was $6.9 million of incentive payments paid to our employees that were earned in 2013. These increases were offset by a $10.6 million decrease in net income.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $12.8 million for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013. The increase in net cash provided in investing activities for the three months ended March 31, 2014 as compared to the corresponding period in 2013 was primarily the result of $22.0 million, net of cash acquired, used to acquire a majority stake in Cameleon and a

$0.7 million increase in purchases of property and equipment, offset by $37.2 million decrease of restricted cash related to the Cameleon acquisition.

Net cash used in financing activities. Net cash used in financing activities was $13.8 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $0.6 million for the three months ended March 31, 2014. The increase for the three months ended March 31, 2014 as compared to the corresponding period in 2013 was primarily the result of a decrease in net cash provided by the exercise of stock options of $0.5 million, offset by a $10.0 million increase in tax withholding related to net share settlements of restricted stock units and market stock units, and cash used in the acquisition of additional common shares of Cameleon of $2.7 million which reduced the non-controlling interest during the period.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Except as described below, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Operating Leases

The following table sets forth the contractual obligations as of March 31, 2014, and relates to operating leases for office space and office equipment assumed as part of the Cameleon acquisition (in thousands):

Payment due by period
Fiscal year	Amount
2014	$893
2015	414
2016	352
2017	295
2018 and thereafter	40
Total minimum lease payments	$1,994

Credit facility

As of March 31, 2014, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2014 and 2013, $12,500 and $12,500, respectively, of debt issue cost amortization are included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

There were no outstanding borrowings under the Revolver as of March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of an immediate 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2014 would result in a loss of approximately $0.4 million. We are also exposed to foreign currency risk due to our French subsidiary, Cameleon Software SA. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company’s single most significant foreign currency exposure, would have changed revenue for the three months ended March 31, 2014 by approximately $0.2 million. In addition, we have operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made and received by the Company through these foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of March 31, 2014, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2014. Based on our evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2013 other than the update included below:

Our directors, executive officers, and certain significant stockholders hold a significant portion of our outstanding shares.

Our directors and executive officers collectively control approximately 19% of our outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC and investment funds associated with BlackRock, Inc., control approximately 41% of our outstanding common shares. As a result, these stockholders could influence matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if such change of control would be beneficial to you as a stockholder, and could affect the market price of our shares if there is a sale by this group of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2014, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

10.1+	Employment Agreement by and between PROS, Inc., PROS Holdings, Inc. and D. Blair Crump, dated as of February 10, 2014.		8-K		2/10/2014

10.2+	Market Stock Units Grant Notice and Market Stock Units Award Agreement by and between PROS Holdings, Inc. and D. Blair Crump, dates as of February 24, 2014.		S-8		2/24/2014

10.3+	Form of Restricted Stock Units Grant Notice and Restricted Stock Units Agreement (non-plan award).		S-8		2/24/2014

10.4+	Second Amended and Restated Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Charles H. Murphy, dated as of April 8, 2014.		8-K		4/9/2014

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

May 12, 2014	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2014	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)