Form 10-Q
period 2014-06-30
PROS Holdings, Inc.
filed 2014-08-08
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 28,983,698 as of August 5, 2014.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our belief that we will successfully integrate our acquisitions; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as, but not limited to, “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$30,034	$44,688
Accounts and unbilled receivables, net of allowance of $816 and $1,060, respectively	62,047	46,566
Prepaid and other current assets	10,866	6,157
Restricted cash - current	2,501	39,718
Total current assets	105,448	137,129
Restricted cash - noncurrent	100	100
Property and equipment, net	16,761	15,587
Intangibles, net	24,227	8,232
Goodwill	23,352	7,024
Deferred tax assets - noncurrent, net of valuation allowance	10,505	10,505
Other long term assets	1,334	1,251
Total assets	$181,727	$179,828
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$12,249	$7,839
Accrued liabilities	8,653	5,210
Accrued payroll and other employee benefits	10,398	9,679
Deferred revenue	46,347	42,274
Total current liabilities	77,647	65,002
Long-term deferred revenue	3,437	2,977
Other long-term liabilities	3,316	546
Total liabilities	84,400	68,525
Commitments and contingencies (Note 7)
PROS Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,385,511 and 32,606,228 shares issued, respectively; 28,967,926 and 28,188,643 shares outstanding, respectively	34	33
Additional paid-in capital	106,044	106,880
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings	2,879	18,328
Accumulated other comprehensive loss	157	—
Non-controlling interest	2,151	—
Total stockholders’ equity	97,327	111,303
Total liabilities and stockholders’ equity	$181,727	$179,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
License	$12,332	$9,725	$24,195	$19,114
Services	13,079	12,509	25,195	23,744
Subscription	5,813	1,936	10,126	3,904
Total license, services and subscription	31,224	24,170	59,516	46,762
Maintenance and support	13,144	11,357	25,765	22,391
Total revenue	44,368	35,527	85,281	69,153
Cost of revenue:
License	51	192	106	233
Services	10,167	8,227	20,620	16,160
Subscription	1,592	389	2,517	885
Total license, services and subscription	11,810	8,808	23,243	17,278
Maintenance and support	2,361	1,978	4,937	4,061
Total cost of revenue	14,171	10,786	28,180	21,339
Gross profit	30,197	24,741	57,101	47,814
Operating expenses:
Selling, marketing, general and administrative	24,267	15,935	46,722	30,223
Research and development	11,092	8,026	22,651	16,121
Acquisition-related	579	—	1,969	—
Impairment charge	2,130	—	2,130	—
(Loss) income from operations	(7,871)	780	(16,371)	1,470
Other expense, net	(571)	(129)	(1,543)	(234)
(Loss) income before income tax provision	(8,442)	651	(17,914)	1,236
Income tax (benefit) provision	(1,240)	71	(1,800)	(1,078)
Net (loss) income	(7,202)	580	(16,114)	2,314
Net loss attributable to non-controlling interest	(206)	—	(663)	—
Net (loss) income attributable to PROS Holdings, Inc.	(6,996)	580	(15,451)	2,314
Net (loss) earnings per share attributable to PROS Holdings, Inc.:
Basic	$(0.24)	$0.02	$(0.54)	$0.08
Diluted	$(0.24)	$0.02	$(0.54)	$0.08
Weighted average number of shares:
Basic	28,958,233	28,006,517	28,813,008	27,881,957
Diluted	28,958,233	29,958,580	28,813,008	29,710,202
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	203	—	177	—
Other comprehensive income, net of tax	203	—	177	2,314
Comprehensive (loss) income	(6,999)	580	(15,937)	2,314
Comprehensive loss attributable to non-controlling interest	(186)	—	(643)	—
Comprehensive (loss) income attributable to PROS Holdings, Inc.	$(6,813)	$580	$(15,294)	$2,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net (loss) income	$(16,114)	$2,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,416	1,999
Share-based compensation	10,396	7,559
Tax shortfall from share-based compensation	—	(10)
Provision for doubtful accounts	(244)	(70)
Impairment charge	2,130	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,771)	1,317
Prepaid expenses and other assets	(3,780)	(821)
Accounts payable and other liabilities	122	715
Accrued liabilities	371	391
Accrued payroll and other employee benefits	(1,753)	(2,841)
Deferred revenue	(859)	(2,619)
Net cash (used in) provided by operating activities	(9,086)	7,934
Investing activities:
Purchases of property and equipment	(4,520)	(2,172)
Acquisition of Cameleon Software, net of cash acquired	(22,048)	—
Capitalized internal-use software development costs	(1,623)	(1,534)
Decrease in restricted cash	37,218	—
Net cash provided by (used) in investing activities	9,027	(3,706)
Financing activities:
Exercise of stock options	1,091	2,771
Tax withholding related to net share settlement of restricted stock units	(12,319)	(2,330)
Increase in Parent's ownership in Cameleon Software	(3,410)	—
Net cash (used in) provided by financing activities	(14,638)	441
Effect of foreign currency rates on cash	43	—
Net change in cash and cash equivalents	(14,654)	4,669
Cash and cash equivalents:
Beginning of period	44,688	83,558
End of period	$30,034	$88,227
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

In December 2013, the Company acquired SignalDemand, Inc. ("SignalDemand"), an optimization software company headquartered in San Francisco, California, with approximately 40 professionals, for total cash consideration of $13.5 million. This acquisition broadened the Company's offerings to companies in resource-based and commodity-driven industries, with products designed to help our clients better serve their customers in volatile markets with greater confidence and agility. Through SignalDemand's SaaS-based solutions and PROS big data software applications, PROS processes thousands of variables to deliver real-time recommendations, helping companies make price and mix decisions across products, customers and channels.

On January 8, 2014, the Company acquired approximately 81.7% of the common stock of Cameleon Software SA ("Cameleon"), a publicly traded French société anonyme headquartered in Toulouse, France, in an all-cash tender offer for approximately $29.1 million. The Company has continued to purchase shares of Cameleon in the open market. Since the initial tender offer the Company has acquired an additional 9.8% of Cameleon's common stock in the market for approximately $3.4 million. As of June 30, 2014, the Company owned 91.5% of the common stock of Cameleon.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014.

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

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes nonsoftware related cloud-based services. The Company’s arrangements with customers typically include: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) professional services fees for configuration, implementation and training services, and (c) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

License revenue includes perpetual license revenue recognized upon software delivery and an allocation of revenue from solution sales that are recognized using the percentage of completion method. The allocation represents management’s estimate of the relative fair value of the perpetual licenses included in the solution sale arrangement.

Subscription revenues include revenue from our SaaS, cloud-based and term license offerings.

Services revenues consist of fees associated with the implementation and configuration of our software and subscription contracts, on-site support, training and other consulting services.

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

If the Company determines that professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

The percentage-of-completion computation is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. The Company measures performance under the percentage-of-completion method using the total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project’s progress toward completion. Under our fixed-fee arrangements, should a loss be anticipated on a contract, the full amount is recorded when the loss is determinable.

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

Our cloud-based services are designed to be options for our customers to deploy our solutions without any significant investment in hardware as we integrate our software in a cloud-based IT environments that we deploy, support and manage on the customers’ behalf.

For arrangements that include cloud-based services, the Company allocates the arrangement consideration between the service and other elements and recognizes the cloud-based services fee ratably beginning on the date the customer commences use of the Company's services and continuing through the end of the customer term.

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

For multiple-element arrangements that include software and nonsoftware elements such as the Company's cloud-based service offerings, the Company allocates revenue between the software and software-related elements as a group and any nonsoftware elements based on a relative fair value allocation.  The Company determines fair value for each deliverable using this hierarchy and utilizes VSOE of fair value if it exists.

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company's limited experience selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, TPE may not be available. When the Company is unable to establish selling prices using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration among multiple deliverables.

Software license and implementation revenue that has been recognized, but for which the Company has not invoiced the customer, is recorded as unbilled receivables. Invoices that have been issued before software license, implementation and maintenance and support revenue has been recognized are recorded as deferred revenue in the accompanying consolidated balance sheets.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software development costs related to the Company's cloud-based offerings were $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million for each of the six months ended June 30, 2014 and 2013. Capitalized internal-use software development costs related to our cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and six months ended June 30, 2014, the Company amortized $0.2 million and $0.3 million, respectively, of capitalized internal-use software development costs related to its cloud-based offerings as compared to $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2013. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs related to the Company's cloud-based offerings is included in cost of license and implementation revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2014 the Company recorded $2.1 million impairment charge related to certain capitalized development cost associated with the expected future cash flows.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expense in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the period during which the recipient is required to perform service (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units (“RSUs”), Stock Appreciation Rights (“SARs”), and Market Stock Units (“MSUs”). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest are based upon the revenue expected to be earned by the Company from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company’s relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of June 30, 2014 and December 31, 2013, respectively.

Award type	June 30, 2014	December 31, 2013
Stock options	979,277	1,160,464
Restricted stock units (time based)	1,842,619	1,542,990
Restricted stock units (performance based)	34,000	—
Stock appreciation rights	705,736	721,028
Market stock units	431,900	469,000

Stock options, time based RSUs and SARs vest ratably between two and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index (“Index”) over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options, SARs or MSUs during the three month period ended June 30, 2014.

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

The assumptions used to value the MSUs granted during the three and six months ended June 30, 2014 were as follows:

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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $14.7 million and $21.0 million invested in treasury money market funds at June 30, 2014 and December 31, 2013, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, “Fair Value Measurement and Disclosure.”

Deferred revenue and unbilled receivables

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation services have been performed are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. The Company generally invoices for maintenance and support services on a monthly, quarterly or annual basis through the maintenance and support period.

Credit Facility

As of June 30, 2014, the Company had no outstanding borrowings under the Company's $50 million revolving credit facility ("Revolver"), and $0.2 million of unamortized debt issuance costs related to the Revolver is included in other long term assets in the unaudited condensed consolidated balance sheets. For each of the three and six months ended June 30, 2014 and 2013, $12,500 and $25,000, respectively, of debt issuance cost amortization is included in Other Expense (Income), net in the unaudited condensed consolidated statements of comprehensive income.

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

The effective tax rate for the three months ended June 30, 2014 and 2013 was 15% and 11%, respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was 10% and (87)%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation and valuation allowances related to foreign losses.

The tax (benefit) provision recorded for the three months ended June 30, 2014 and 2013 was $(1.2) million and $0.1 million, respectively. The tax benefit for the six months ended June 30, 2014 and 2013 was $1.8 million and $1.1 million, respectively. The change in the tax benefit was related to the Company's net loss in the quarter ended June 30, 2014 as compared to a net income in the quarter ended June 30, 2013. In addition, the change between the three months ended June 30, 2014 and 2013 is primarily attributed to a projected decrease in federal taxes partially offset by higher foreign taxes. The difference between the tax benefit for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to the expiration of the research and experimentation credit as well as a one-time benefit related to the 2012 R&E credit recorded in the first quarter of 2013. The loss of benefits related to R&E credits for the period ending June 30, 2014 was partially offset by a reduced rate impact for nondeductible officers’ compensation.

The Internal Revenue Service is currently examining the Company’s 2009 R&D credit. The Company is not aware of any other audits at the present time.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Early adoption is not permitted. The new accounting standards update becomes effective for the Company on January 1, 2017. The Company is currently evaluating the impact that this guidance will have on its financial statements.

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance or potential significance to the Company.

3. Business Combination

Cameleon Software, SA

On October 24, 2013, the Company entered into a tender offer agreement with Cameleon, indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon. As part of the tender offer, the Company placed approximately $40 million in escrow to fund the acquisition, which was included in current restricted cash as of December 31, 2013. On January 8, 2014, the Company announced that this tender offer for Cameleon was successful. As of the completion of the tender offer, the Company controlled 81.7% of Cameleon’s common stock and 94.0% of Cameleon’s outstanding warrants, inclusive of the commitments from Cameleon's management regarding their Cameleon free shares. As a result of shares purchased by the Company in the market following the completion of the tender, as of June 30, 2014, the Company controlled 91.5% of Cameleon. All amounts pertaining to the approximate 8.5% of Cameleon that the Company does not own are reported as non-controlling interest in the Company’s condensed consolidated financial statements.

During the three and six months ended June 30, 2014, the Company incurred acquisition-related costs of $0.3 million and $1.0 million, respectively, consisting primarily of retention of key employees, advisory and legal fees.

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

In performing the preliminary purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analysis of historical financial performance, and estimates of future cash flows from Cameleon's products and services. The allocation resulted in acquired intangible assets of $18.7 million. The acquired intangible assets consisted of developed technology, customer and maintenance relationships, trade name and other and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $5.4 million was ascribed using a cost-plus profit approach.

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

Goodwill of $16.2 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company’s complementary products will significantly broaden the Company’s CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In accordance with applicable accounting standards, goodwill is be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

SignalDemand, Inc.

In December 2013, the Company acquired SignalDemand, Inc. for total cash consideration of $13.5 million.

During the three and six months ended June 30, 2014, the Company incurred acquisition-related costs of $0.3 million and $1.0 million, respectively, consisting primarily of retention of key employees, advisory, and legal fees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at December 16, 2013.

The preliminary allocation of the total purchase price for SignalDemand is as follows (in thousands):

Current assets	$881
Deferred tax asset - current	2,752
Noncurrent assets	193
Intangibles	8,300
Goodwill	7,076
Deferred tax asset - noncurrent	2,572
Accounts payable and accrued liabilities	(1,586)
Deferred revenue	(6,688)
Net assets acquired	$13,500

The following are the identifiable intangible assets acquired and their respective useful lives (in thousands):

		Useful Life
	Amount	(years)
Developed technology	$4,600	7
Internally developed technology	160	2
Customer relationships	3,500	8
Trade name	40	2
Total	$8,300

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

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the SignalDemand acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in sales optimization solutions. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except earnings per share)	2014	2013	2014	2013
Total revenue	$44,368	$41,655	$85,533	$80,381
Net loss attributable to PROS Holdings, Inc.	(6,996)	(990)	(15,583)	(999)
Earnings per share - basic and diluted	$(0.24)	$(0.04)	$(0.54)	$(0.04)

4. Non-controlling interest

The following table presents a roll forward of the non-controlling interest from the date of acquisition of Cameleon on January 8, 2014 through June 30, 2014 (in thousands):

Beginning balance as of January 8, 2014	$6,204
Change in Parent's ownership in the subsidiary	(3,410)
Net loss allocated to non-controlling interest	(663)
Foreign currency translation adjustment	20
Ending balance as of June 30, 2014	$2,151

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share data)	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to PROS Holdings, Inc.	$(6,996)	$580	$(15,451)	$2,314
Denominator:
Weighted average shares (basic)	28,958,233	28,006,517	28,813,008	27,881,957
Dilutive effect of potential common shares	—	1,952,063	—	1,828,245
Weighted average shares (diluted)	28,958,233	29,958,580	28,813,008	29,710,202
Basic earnings per share	$(0.24)	$0.02	$(0.54)	$0.08
Diluted earnings per share	$(0.24)	$0.02	$(0.54)	$0.08

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 3,400 and 2,300 for the three and six months ended June 30, 2013, respectively. Basic shares were used to calculate loss per share for the three and six months ended June 30, 2014.

6. Noncash Share-based Compensation

During the three months ended June 30, 2014, the Company granted 108,942 shares of RSUs with a weighted average grant-date fair value of $25.50 per share. The Company did not grant any stock options, SARs or MSUs during the three months ended June 30, 2014.

During the six months ended June 30, 2014, the Company granted 902,012 shares of RSUs with a weighted average grant-date fair value of $31.97 per share. The Company granted 185,600 MSUs with a weighted average grant-date fair value of $49.50 to certain executive officers and non-executive employees during the six months ended June 30, 2014. These MSUs vest on January 1, 2017 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the six months ended June 30, 2014.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation:
Cost of revenue:
License and implementation	$959	$534	$1,681	$996
Total included in cost of revenue	959	534	1,681	996
Operating expenses:
Selling, marketing, general and administrative	3,770	2,838	6,442	5,059
Research and development	1,216	767	2,181	1,504
Total included in operating expenses	4,986	3,605	8,623	6,563
Total share-based compensation expense	$5,945	$4,139	$10,304	$7,559

In February 2014, the number of shares available for issuance increased by 900,000 to 8,168,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of June 30, 2014, 890,446 shares remained available for issuance under the 2007 Stock Plan. Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to our recently appointed Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of Cameleon and SignalDemand. At June 30, 2014, the Company had an estimated $56.3 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan (“ESPP”) which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. As of June 30, 2014, there were 500,000 shares authorized for issuance under the ESPP plan, and approximately $0.3 million was held on behalf of employees for future purchases under the ESPP and was recorded in accrued expenses and other current liabilities in the Company's balance sheet.

7. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company regularly becomes involved in contract and other negotiations and, in more limited circumstances, becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company is not currently involved in any outstanding litigation that it believes, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows.
Lease commitments
As a result of the Cameleon acquisition in January 2014, the Company assumed several operating leases for office space and office equipment that expire at various dates. As of June 30, 2014, the future minimum lease commitments related to these agreements were as follows:

Fiscal year	Amount
Second half of 2014	$559
2015	682
2016	624
2017	571
2018 and thereafter	86
Total minimum lease payments	$2,522

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

In January 2014, we acquired approximately 81.7% of the common stock of Cameleon Software SA ("Cameleon"), a publicly traded French société anonyme, and a configure, price, and quote ("CPQ") software company headquartered in Toulouse, France. CPQ software helps companies drive sales growth by streamlining and simplifying the configuration, pricing and quote-generation activities that accompany negotiated selling. As of June 30, 2014, the Company owned 91.5% of the common stock of Cameleon following the Company's tender offer and purchase of additional shares of Cameleon in the open market.

We anticipate that the integration of PROS and Cameleon will provide a single platform that combines the transformational benefits of sales execution and big data science to optimize the lead-to-order process. Customers have been forced to use different technologies to optimize prices, and configure product offers and quotes. The combined solution would bring together two key decisions in the sales process, providing best-in-class automation, data science, analytics and execution that gives sales representatives a competitive selling advantage.

Opportunities, Trends and Uncertainties

The opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition are:

•
Variability in revenue. Our historical revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery, however, an increasing number of arrangements require recognition of license revenue upon contract signature and software delivery, and we anticipate that this trend will continue in the future. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each customer contract.  Our contractual performance obligations in the future may differ from historical periods which could impact the timing of recognition of revenue. For example, growth in our term license and cloud-based service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on delivery, provided other revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries.  From a geographical standpoint, approximately 52% of our consolidated revenues were derived from customers outside the United States for each of the three months ended June 30, 2014 and 2013, and approximately 54% and 52% for the six months ended June 30, 2014 and 2013, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

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

•
Income taxes. For the three and six months ended June 30, 2014, our effective tax rate was 15% and 10% as compared to the federal rate of 34%. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate of 34% primarily due to research and development tax credits. The R&E tax credit has not been extended for 2014. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

•
Valuation allowance. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance at certain of our subsidiaries due to a cumulative loss position over the previous three years, which is considered significant negative evidence. We have not changed our judgment regarding the need for a full valuation allowance on certain of our deferred tax assets as of June 30, 2014. However, continued improvement in our operating results in certain subsidiaries could lead to reversal of a portion of the related valuation allowance. Should we determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.

Results of Operations

Comparison of three months ended June 30, 2014 with three months ended June 30, 2013

Revenue:

	For the Three Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License	$12,332	28%	$9,725	27%	$2,607	27%
Services	13,079	29%	12,509	35%	570	5%
Subscription	5,813	13%	1,936	5%	3,877	200%
Total license, services and subscription	31,224	70%	24,170	68%	7,054	29%
Maintenance and support	13,144	30%	11,357	32%	1,787	16%
Total revenue	$44,368	100%	$35,527	100%	$8,841	25%

License, services and subscription. License, services and subscription revenue increased $7.1 million to $31.2 million for the three months ended June 30, 2014, from $24.2 million for the three months ended June 30, 2013, representing a 29% increase. The increase in total license, services and subscription revenue was the result of a $3.9 million increase in subscription revenue, a $2.6 million increase in license revenue and a $0.6 million increase in services revenue.

License revenue increased $2.6 million to $12.3 million for the three months ended June 30, 2014, from $9.7 million for the three months ended June 30, 2013, representing a 27% increase. Our perpetual license revenue in a particular period is dependent upon the number of customers generating license revenue, the size of license contracts and the timing of contract execution. In addition, the timing of recognition of license revenue is also impacted by whether license revenue is recognized upon software delivery or recognized over the implementation period using the percentage of completion method. The increase in license revenue was attributable to an increase in the average license revenue recognized per customer. The average license revenue per customer, for customers with greater than $0.1 million of license revenue recognized, increased to $0.5 million for the three months ended June 30, 2014 from $0.35 million per customer for the three months ended June 30, 2013. The increase in average license revenue recognized per customer was primarily attributable to an increase in license revenue recognized upon software delivery. We recognized $5.7 million of license revenue upon software delivery for the three months ended June 30, 2014. No amount was recognized for the three months ended June 30, 2013.

Services revenue increased $0.6 million to $13.1 million for the three months ended June 30, 2014, from $12.5 million for the three months ended June 30, 2013, representing a 5% increase. The $0.6 million increase in services revenue was primarily attributed to $2.0 million of services revenue from our acquisitions partially offset by a decrease of $1.4 million in our services revenue from implementations of our software. The decrease of $1.4 million was primarily a result of an increase in the number of third party’s implementing our software, recent software implementations requiring less implementation services and several customers delaying some services into 2015. Total service revenue increased due to an overall increase in the number of customers generating services revenue. The total number of customers generating services revenue, including revenue from our acquisitions, was 127 as of June 30, 2014, as compared to 78 in the corresponding period in 2013, an increase of 63%.
Subscription revenue increased $3.9 million to $5.8 million for the three months ended June 30, 2014, from $1.9 million for the three months ended June 30, 2013, representing a 200% increase. The $3.9 million increase in subscription revenue was primarily attributed to $3.2 million of subscription revenue from our acquisitions and an increase in the total number of customers generating subscription revenue. The total number of customers generating subscription revenue was 77 as of June 30, 2014, as compared to 20 in the corresponding period in 2013, an increase of 285%.

Maintenance and support. Maintenance and support revenue increased $1.8 million to $13.1 million for the three months ended June 30, 2014, from $11.4 million for the three months ended June 30, 2013, representing a 16% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and $0.9 million of maintenance and support revenue from our acquisitions.

Cost of revenue and gross profit:

	For the Three Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license	$51	—%	$192	2%	$(141)	(73)%
Cost of services	10,167	78%	8,227	66%	1,940	24%
Cost of subscription	1,592	27%	389	20%	1,203	309%
Total cost of license, services and subscription	11,810	38%	8,808	36%	3,002	34%
Cost of maintenance and support	2,361	18%	1,978	17%	383	19%
Total cost of revenue	$14,171	32%	$10,786	30%	$3,385	31%
Gross profit	$30,197	68%	$24,741	70%	$5,456	22%

Cost of license. Cost of license consists of third-party fees for licensed software. Cost of license decreased $0.1 million to $0.1 million for the three months ended June 30, 2014, from $0.2 million for the three months ended June 30, 2013. License gross profit percentages for the three months ended June 30, 2014 and 2013, were 100% and 98% respectively, as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services increased $1.9 million to $10.2 million for the three months ended June 30, 2014, from $8.2 million for the three months ended June 30, 2013, representing a 24% increase. The increase was primarily attributable to an increase of $1.9 million related to our acquisitions. Services gross profit percentages for the three months ended June 30, 2014 and 2013, were 22% and 34% respectively. The twelve point decrease in services gross profit percentage was primarily driven by lower services utilization, in addition to lower service margins from our acquisitions. Service margins can vary from period to period depending on different factors, including the utilization of our professional services personnel and any additional headcount needed to support anticipated future implementations.

Cost of subscription. Cost of subscription increased $1.2 million to $1.6 million for the three months ended June 30, 2014, from $0.4 million for the three months ended June 30, 2013, representing a 309% increase. The increase was primarily attributable to a $1.1 million increase related to our acquisitions. Subscription gross profit percentages for the three months ended June 30, 2014 and 2013, were 73% and 80%, respectively. The seven point decrease in subscription gross profit percentage was attributable to our acquisitions.

Cost of maintenance and support. Cost of maintenance and support increased $0.4 million to $2.4 million for the three months ended June 30, 2014, from $2.0 million for the three months ended June 30, 2013. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support growth, $0.1 million of which were related to our acquisitions. Maintenance and support gross margins were 82% and 83% for the three months ended June 30, 2014 and 2013, respectively.

Gross profit. Gross profit increased $5.5 million to $30.2 million for the three months ended June 30, 2014, from $24.7 million for the three months ended June 30, 2013, representing a 22% increase. The increase in overall gross profit was attributable to a 25% increase in total revenue for the same period, which included revenue from our acquisitions. Our acquisitions contributed $3.1 million of gross profit for the three months ended June 30, 2014.

Operating expenses:

	For the Three Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling, marketing, general and administrative	$24,267	55%	$15,935	45%	$8,332	52%
Research and development	11,092	25%	8,026	23%	3,066	38%
Acquisition-related	579	1%	—	—%	579	—%
Impairment charge	2,130	5%	—	—%	2,130	—%
Total operating expenses	$38,068	86%	$23,961	67%	$14,107	59%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $8.3 million, or 52%, to $24.3 million for the three months ended June 30, 2014, from $15.9 million for the three months ended June 30, 2013. The increase was attributable to an increase of $5.3 million of personnel costs, which included $1.8 million related to our our acquisitions. Personnel costs increased primarily as a result of an increase in headcount from our acquisitions and headcount in sales, marketing, general and administrative to support our current and future growth objectives. The majority of the increase in headcount was due to our acquisitions. Also included in the increase in personnel costs was an increase of $0.9 million of noncash share-based compensation and $0.7 million in commissions. In addition, the increase included $1.8 million of non-personnel related expenses related to our acquisitions, and the remaining increase primarily related to $0.5 million in recruiting expense, $0.5 million in travel, and $0.5 million in facility, depreciation and other overhead expenses.

Research and development expenses. Research and development expenses increased $3.1 million to $11.1 million for the three months ended June 30, 2014, from $8.0 million for the three months ended June 30, 2013, representing a 38% increase. The increase was attributable to an increase of $2.3 million of personnel costs, which included $1.0 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount from our acquisitions and additional headcount to support ongoing development activities. The majority of the increase in headcount was due to our acquisitions. Included in the increase in personnel costs was an increase of $0.4 million of noncash share based compensation expense. Additionally, there was an increase of $0.7 million of non-personnel related expenses related to our acquisitions.

Acquisition-related expenses. Acquisition-related expenses were $0.6 million for the three months ended June 30, 2014 consisting primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of Cameleon and SignalDemand.

Impairment charge. During the quarter ended June 30, 2014 we recorded a $2.1 million impairment charge related to internally developed software.  The impairment resulted from a reduction of projected cash flows for a product group based on revisions to our projections during the quarter and was recorded to reduce the carrying value to fair value. This reflected changes to our plans for this product group in connection with the integration of our acquisitions.

Other expense, net:

	For the Three Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Other expense, net	$(571)	—%	$(129)	—%	$(442)	nm

Other expense, net. Other expense, net consisted of interest income on our cash and cash equivalents, interest expense which included debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other expense, net increased by $0.4 million during the three months ended June 30, 2014, primarily due to net increases in foreign currency losses during the period.

Income tax (benefit) provision:

	For the Three Months Ended June 30,		Variance
(Dollars in thousands)	2014	2013	$	%
Effective tax rate	15%	11%	n/a	4%
Income tax (benefit) provision	$(1,240)	$71	$(1,311)	nm

Income tax (benefit) provision. Our income tax benefit changed $1.3 million to $1.2 million for the three months ended June 30, 2014 from $0.1 million provision for the three months ended June 30, 2013. The change in the tax benefit was related to the Company's net loss in the quarter ended June 30, 2014 as compared to a net income in the quarter ended June 30, 2013. In addition, the change is primarily attributed to a projected decrease in federal taxes partially offset by higher foreign taxes.

Our effective tax rate was 15% and 11% for the three months ended June 30, 2014 and 2013, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended June 30, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation.

Comparison of six months ended June 30, 2014 with six months ended June 30, 2013

Revenue:

	For the Six Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License	$24,195	28%	$19,114	28%	$5,081	27%
Services	25,195	30%	23,744	34%	1,451	6%
Subscription	10,126	12%	3,904	6%	6,222	159%
Total license, services and subscription	59,516	70%	46,762	68%	12,754	27%
Maintenance and support	25,765	30%	22,391	32%	3,374	15%
Total revenue	$85,281	100%	$69,153	100%	$16,128	23%

License, services and subscription. License, services and subscription revenue increased $12.8 million to $59.5 million for the six months ended June 30, 2014 from $46.8 million for the six months ended June 30, 2013, representing a 27% increase. The increase in total license, services and subscription revenue was was the result of a $6.2 million increase in subscription revenue, a $5.1 million increase in license revenue and a $1.5 million increase in services revenue.

License revenue increased $5.1 million to $24.2 million for the six months ended June 30, 2014 from $19.1 million for the six months ended June 30, 2013, representing a 27% increase. Our perpetual license revenue in a particular period is dependent upon the number of customers generating license revenue, the size of license contracts and the timing of contract execution. In addition, the timing of recognition of license revenue is also impacted by whether license revenue is recognized upon software delivery or recognized over the implementation period of solution sales using the percentage of completion method. The increase in license revenue was attributable to an increase in the average license revenue recognized per customer. The average license revenue per customer, for customers with greater than $0.1 million of license revenue recognized, increased to $0.7 million for the six months ended June 30, 2014 from $0.5 million per customer for the six months ended June 30, 2013. The increase in average license revenue recognized per customer was primarily attributable to an increase in license revenue recognized upon software delivery. We recognized $9.7 million and $0.7 million of license revenue upon software delivery for the six months ended June 30, 2014 and 2013, respectively.

Services revenue increased $1.5 million to $25.2 million for the six months ended June 30, 2014 from $23.7 million for the six months ended June 30, 2013, representing a 6% increase. The $1.5 million increase in services revenue was primarily attributed to $3.4 million of services revenue from our acquisitions partially offset by a decrease of $1.9 million in our services revenue from implementations of our software. The decrease of $1.9 million was primarily a result of an increase in the number of third party’s implementing our software, recent implementations requiring less implementation services and several customers delaying some services into 2015. Total service revenue increased due to an increase in the overall number of customers generating services revenue. The total number of customers generating services revenue was 148 as of June 30, 2014, as compared to 93 in the corresponding period in 2013, an increase of 59%.

Subscription revenue increased $6.2 million to $10.1 million for the six months ended June 30, 2014 from $3.9 million for the six months ended June 30, 2013, representing a 159% increase. The $6.2 million increase in subscription revenue was primarily attributed to $5.1 million of incremental subscription revenue from our acquisitions and an increase in the total number of customers generating subscription revenue. The total number of customers generating subscription revenue was 80 as of June 30, 2014, as compared to 20 in the corresponding period in 2013, an increase of 300%.

Maintenance and support. Maintenance and support revenue increased $3.4 million to $25.8 million for the six months ended June 30, 2014 from $22.4 million for the six months ended June 30, 2013, representing a 15% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and $1.6 million of incremental maintenance and support revenue from our acquisitions.

Cost of revenue and gross profit:

	For the Six Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license	$106	—%	$233	1%	$(127)	(55)%
Cost of services	20,620	82%	16,160	68%	4,460	28%
Cost of subscription	2,517	25%	885	23%	1,632	184%
Total cost of license, services and subscription	23,243	39%	17,278	37%	5,965	35%
Cost of maintenance and support	4,937	19%	4,061	18%	876	22%
Total cost of revenue	28,180	33%	21,339	31%	6,841	32%
Gross profit	$57,101	67%	$47,814	69%	$9,287	19%

Cost of license. Cost of license consists of third-party fees for licensed software. Cost of license decreased $0.1 million to $0.1 million for the six months ended June 30, 2014 from $0.2 million for the six months ended June 30, 2013. License gross profit percentages for the three months ended June 30, 2014 and 2013, were 100% and 98% respectively, as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services increased $4.5 million to $20.6 million for the six months ended June 30, 2014 from $16.2 million for the six months ended June 30, 2013, representing a 28% increase. The increase was attributed to an increase of $4.9 million of personnel costs, which included $4.0 million related to our acquisitions. Personnel costs, which includes our employees and third-party contractors, increased primarily as a result of headcount from our acquisitions and additional headcount needed to support our implementations. The majority of our increase in headcount was due to our acquisitions. Included in the increase in personnel costs was an increase of $0.6 million of noncash share based compensation expense. In addition, there was a decrease of $0.5 million related to travel expenses. Services gross profit percentages for the six months ended June 30, 2014 and 2013, were 18% and 32% respectively. The fourteen point decrease in services gross profit percentage was primarily driven by lower services utilization, in addition to lower service margins from our acquisitions. Service margins can vary from period to period depending on different factors, including the utilization of our professional services personnel and any additional headcount needed to support anticipated future implementations.

Cost of subscription. Cost of subscription increased $1.6 million to $2.5 million for the six months ended June 30, 2014 from $0.9 million for the six months ended June 30, 2013, representing a 184% increase. The increase was attributable to a $1.6 million increase related to our acquisitions. Subscription gross profit percentages for the six months ended June 30, 2014 and 2013, were 75% and 77%, respectively. The two point decrease in subscription gross profit percentage was attributable to our acquisitions.

Cost of maintenance and support. Cost of maintenance and support increased $0.9 million to $4.9 million for the six months ended June 30, 2014 from $4.1 million for the six months ended June 30, 2013, representing a 22% increase. The increase in cost of maintenance and support was primarily attributable to an increase of $0.8 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support growth,

$0.1 million of which were in relation to our acquisitions, in addition to a $0.1 million increase in other expenses. Maintenance and support gross margins were 81% and 82% for the six months ended June 30, 2014 and June 30, 2013, respectively.

Gross profit. Gross profit increased $9.3 million to $57.1 million for the six months ended June 30, 2014 from $47.8 million for the six months ended June 30, 2013, representing a 19% increase. The increase in overall gross profit was attributable to a 23% increase in total revenue, which included revenue from our acquisitions. Our acquisitions contributed $4.9 million of gross profit for the six months ended June 30, 2014.

Operating expenses:

	For the Six Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling, marketing, general and administrative	$46,722	55%	$30,223	44%	$16,499	55%
Research and development	22,651	27%	16,121	23%	6,530	41%
Acquisition-related	1,969	2%	—	—%	1,969	—%
Impairment charge	2,130	2%	—	—%	2,130	—%
Total operating expenses	$73,472	86%	$46,344	67%	$27,128	59%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $16.5 million to $46.7 million for the six months ended June 30, 2014 from $30.2 million for the six months ended June 30, 2013, representing a 55% increase. The increase was attributable to an increase of $10.8 million of personnel costs, which included $3.7 million related to our acquisitions. Personnel costs increased primarily as a result of an increase in headcount from our acquisitions and headcount in sales, marketing, general and administrative to support our current and future growth objectives. The majority of the increase in headcount was due to our acquisitions. Also included in the increase in personnel costs was an increase of $1.3 million in commissions and $1.4 million of noncash share-based compensation. In addition, the increase included $3.5 million of non-personnel related expenses related to our acquisitions, and the remaining increase primarily related to $0.5 million in recruiting expense, $0.8 million in travel, and $0.8 million in facility and other overhead expenses.

Research and development expenses. Research and development expenses increased $6.5 million to $22.7 million for the six months ended June 30, 2014 from $16.1 million for the six months ended June 30, 2013, representing a 41% increase. The increase was attributable to an increase of $5.2 million of personnel costs, which included $2.8 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount from our acquisitions and headcount to support ongoing development activities. Included in the increase in personnel costs was an increase of $0.7 million of noncash share based compensation expense. Additionally, there was an increase of $1.3 million of non-personnel related expenses related to our acquisitions.

Acquisition-related expenses. Acquisition-related expenses were $2.0 million for the six months ended June 30, 2014 consisting primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of Cameleon and SignalDemand.

Impairment charge. During the six months ended June 30, 2014 we recorded a $2.1 million impairment charge related to internally developed software.  The impairment resulted from a reduction of projected cash flows for a product group based on revisions to our projections during the quarter and was recorded to reduce the carrying value to fair value. This reflected changes to our plans for this product group in connection with the integration of our acquisitions.

Other expense, net:

	For the Six Months Ended June 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Other expense, net	$(1,543)	—	$(234)	—	$(1,309)	nm

Other expense, net. Other expense, net consists of interest income on our cash and cash equivalents, interest expense which includes debt issuance cost amortization on the Revolver and foreign currency exchange gains and losses on transactions denominated in currencies other than the functional currency. Other expense, net increased by $1.3 million during the six months ended June 30, 2014, primarily due to net increases in foreign currency losses during the period and foreign currency losses on the restricted cash used for the acquisition of Cameleon.

Income tax benefit:

	For the Six Months Ended June 30,		Variance
(Dollars in thousands)	2014	2013	$	%
Effective tax rate	10%	(87)%	n/a	97%
Income tax (benefit) provision	$(1,800)	$(1,078)	$(722)	67%

Income tax benefit. Our income tax benefit was $1.8 million for the six months ended June 30, 2014 as compared to $1.1 million for the six months ended June 30, 2013. The increase in the income tax benefit is primarily due to a net loss for the six months ended June 30, 2014 as compared to net income for the six months ended June 30 , 2013, the 2013 R&E credit, recording additional valuation allowance due to losses during the first quarter of 2014, and an increase in nondeductible officer’s compensation between the two periods. In addition, the income tax benefit for the six months ended June 30, 2013 included a $1.4 million discrete benefit attributed to the 2012 Research and Experimentations ("R&E") tax credit that was retroactively reinstated in 2013 and the 2013 R&E credit.

Our effective tax rate was 10% and (87)% for the six months ended June 30, 2014 and 2013, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the six months ended June 30, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation and valuation allowances related to foreign losses.

Liquidity and Capital Resources

Liquidity

At June 30, 2014, we had $30.0 million of cash and cash equivalents and $27.8 million of working capital as compared to $44.7 million of cash and cash equivalents and $72.1 million of working capital at December 31, 2013. Year-to-date, working capital decreased primarily due to restricted cash paid as part of the Company's acquisition of Cameleon. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our solutions, and related services, maintenance and cloud-based services. The primary source of operating cash flows is the collection of accounts receivable balances from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash and cash equivalent balances, funds available under our Revolver and our current estimates of future operating cash flows will provide adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At June 30, 2014, we had $2.5 million of current restricted cash related to the Cameleon acquisitions and $0.1 million of noncurrent restricted cash related to a letter of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(9,086)	$7,934
Net cash provided by (used in) investing activities	9,027	(3,706)
Net cash (used in) provided by financing activities	(14,638)	441
Cash and cash equivalents (beginning of period)	44,688	83,558
Cash and cash equivalents (end of period)	$30,034	$88,227

Net cash (used in) provided by operating activities. Net cash used in operating activities for the six months ended June 30, 2014 was $9.1 million compared to net cash provided by operating activities of $7.9 million for the six months ended June 30, 2013. The $17.0 million change was primarily due to a $18.4 million decrease in net income and the net impact of working capital changes.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $9.0 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2013. The increase in net cash provided in investing activities for the six months ended June 30, 2014 as compared to the corresponding period in 2013 was primarily to acquire a majority stake in Cameleon and a $2.3 million increase in purchases of property and equipment, offset by $37.2 million decrease of restricted cash related to the Cameleon acquisition.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $14.6 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $0.4 million for the six months ended June 30, 2014. The increase for the six months ended June 30, 2014 as compared to the corresponding period in 2013 was primarily the result of a decrease in net cash provided by the exercise of stock options of $1.7 million, offset by a $10.0 million increase in tax withholding related to net share settlements of restricted stock units and market stock units, and $3.4 million of cash used in the acquisition of additional common shares of Cameleon which reduced the non-controlling interest during the period.

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

Operating Leases

The following table sets forth the contractual obligations as of June 30, 2014, and relates to operating leases for office space and office equipment assumed as part of the Cameleon acquisition (in thousands):

Payment due by period
Fiscal year	Amount
Second half of 2014	$559
2015	682
2016	624
2017	571
2018 and thereafter	86
Total minimum lease payments	$2,522

Credit facility

As of June 30, 2014, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2014 and 2013, $12,500 and $25,000 respectively, of debt issue cost amortization are included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

In July 2012, we entered into a $50 million secured Credit Agreement (the "Revolver"). There were no outstanding borrowings under the Revolver as of June 30, 2014.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2014 would result in a loss of approximately $0.4 million. We are also exposed to foreign currency risk due to our French subsidiary, Cameleon Software SA. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company’s single most significant foreign currency exposure, would have changed revenue for the three and six months ended June 30, 2014 by approximately $0.3 million and $0.5 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made and received by the Company through its foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of June 30, 2014, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2014. Based on our evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In December 2013, we acquired SignalDemand, Inc. in an all cash transaction. See Note 3, "Business Combinations" - SignalDemand, Inc. to the unaudited interim consolidated financial statements included in this Quarterly Report on SEC form 10-Q for a discussion of this acquisition and related financial data. On January 8, 2014, we acquired control of Cameleon Software, SA through a cash tender offer. See Note 3, "Business Combinations" - Cameleon Software, SA to the unaudited interim consolidated financial statements included in this Quarterly Report on SEC Form 10-Q for a discussion of this acquisition and related financial data. Management has considered these acquisitions material to the results of operations, cash flows and financial position from the date of the acquisitions through June 30, 2014. In accordance with SEC guidance, management has elected to exclude SignalDemand, Inc. and Cameleon Software, SA from management’s assessment of, and report on, internal controls over financial reporting from the date of each acquisition through June 30, 2014. We are in the process of reviewing the operations of SignalDemand, Inc. and Cameleon Software, SA and evaluating the impact of each of these acquisitions on our internal controls over financial reporting. Excluding these acquisitions, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2013 as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2014, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended June 30, 2014.

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

PROS HOLDINGS, INC.

August 8, 2014	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2014	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)