Form 10-Q
period 2014-09-30
PROS Holdings, Inc.
filed 2014-11-06
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 29,018,286 as of November 4, 2014.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$40,413	$44,688
Accounts and unbilled receivables, net of allowance of $770 and $1,060, respectively	52,111	46,566
Prepaid and other current assets	13,090	6,157
Restricted cash - current	2,322	39,718
Total current assets	107,936	137,129
Restricted cash - noncurrent	100	100
Property and equipment, net	17,446	15,587
Intangibles, net	21,919	8,232
Goodwill	22,097	7,024
Deferred tax assets - noncurrent, net of valuation allowance	10,744	10,505
Other long term assets	1,710	1,251
Total assets	$181,952	$179,828
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$10,061	$7,839
Accrued liabilities	8,928	5,210
Accrued payroll and other employee benefits	10,913	9,679
Deferred revenue	50,111	42,274
Total current liabilities	80,013	65,002
Long-term deferred revenue	2,639	2,977
Other long-term liabilities	1,445	546
Total liabilities	84,097	68,525
Commitments and contingencies (Note 7)
PROS Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,434,825 and 32,606,228 shares issued, respectively; 29,017,240 and 28,188,643 shares outstanding, respectively	34	33
Additional paid-in capital	112,332	106,880
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Retained earnings (accumulated deficit)	(1,076)	18,328
Accumulated other comprehensive loss	(1,421)	—
Non-controlling interest	1,924	—
Total stockholders’ equity	97,855	111,303
Total liabilities and stockholders’ equity	$181,952	$179,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
License	$11,844	$10,930	$36,039	$30,044
Services	13,764	12,195	38,959	35,939
Subscription	6,775	1,960	16,901	5,864
Total license, services and subscription	32,383	25,085	91,899	71,847
Maintenance and support	14,336	11,728	40,101	34,119
Total revenue	46,719	36,813	132,000	105,966
Cost of revenue:
License	48	37	154	270
Services	10,556	8,696	31,604	24,857
Subscription	773	275	2,862	1,160
Total license, services and subscription	11,377	9,008	34,620	26,287
Maintenance and support	2,350	2,018	7,287	6,079
Total cost of revenue	13,727	11,026	41,907	32,366
Gross profit	32,992	25,787	90,093	73,600
Operating expenses:
Selling, marketing, general and administrative	24,422	15,714	71,144	45,936
Research and development	11,665	8,001	34,316	24,122
Acquisition-related	625	677	2,594	677
Impairment charge	—	—	2,130	—
(Loss) income from operations	(3,720)	1,395	(20,091)	2,865
Other (expense) income, net	(466)	83	(2,009)	(150)
(Loss) income before income tax provision	(4,186)	1,478	(22,100)	2,715
Income tax (benefit) provision	(257)	485	(2,057)	(592)
Net (loss) income	(3,929)	993	(20,043)	3,307
Net loss attributable to non-controlling interest	(195)	—	(858)	—
Net (loss) income attributable to PROS Holdings, Inc.	(3,734)	993	(19,185)	3,307
Net (loss) earnings per share attributable to PROS Holdings, Inc.:
Basic	$(0.13)	$0.04	$(0.66)	$0.12
Diluted	$(0.13)	$0.03	$(0.66)	$0.11
Weighted average number of shares:
Basic	29,000,481	28,096,333	28,875,499	27,953,416
Diluted	29,000,481	30,315,499	28,875,499	29,935,756
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,613)	—	(1,436)	—
Other comprehensive (loss) income, net of tax	(1,613)	—	(1,436)	3,307
Comprehensive (loss) income	(5,542)	993	(21,479)	3,307
Comprehensive loss attributable to non-controlling interest	(230)	—	(873)	—
Comprehensive (loss) income attributable to PROS Holdings, Inc.	$(5,312)	$993	$(20,606)	$3,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(20,043)	$3,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,967	3,080
Share-based compensation	16,530	11,822
Tax shortfall from share-based compensation	—	(9)
Deferred income tax, net	(238)	654
Provision for doubtful accounts	(290)	(40)
Impairment charge	2,130	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,024	(5,787)
Prepaid expenses and other assets	(6,375)	(1,413)
Accounts payable and other liabilities	(3,222)	2,191
Accrued liabilities	448	1,371
Accrued payroll and other employee benefits	(932)	(811)
Deferred revenue	2,108	(3,206)
Net cash provided by operating activities	3,107	11,159
Investing activities:
Purchases of property and equipment	(6,290)	(2,636)
Acquisition of Cameleon Software, net of cash acquired	(22,048)	—
Capitalized internal-use software development costs	(2,166)	(2,265)
Decrease in restricted cash	37,396	329
Net cash provided by (used) in investing activities	6,892	(4,572)
Financing activities:
Exercise of stock options	1,055	3,079
Proceeds from employee stock plans	335	—
Tax withholding related to net share settlement of restricted stock units	(12,462)	(2,450)
Increase in Parent's ownership in Cameleon Software	(3,621)	—
Net cash (used in) provided by financing activities	(14,693)	629
Effect of foreign currency rates on cash	419	—
Net change in cash and cash equivalents	(4,275)	7,216
Cash and cash equivalents:
Beginning of period	44,688	83,558
End of period	$40,413	$90,774
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries ("PROS", the “Company”, "Parent", "we", "us", or "our"), provides big data software applications designed to help companies outperform in their markets by using big data to sell more effectively. The Company applies data science to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. The Company offers big data software applications to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers, including unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its big data software applications to enterprises across a range of industries, including manufacturing, distribution, services and travel.

In December 2013, the Company acquired SignalDemand, Inc. ("SignalDemand"), a software-as-a-service ("SaaS") optimization software company headquartered in San Francisco, California, for total cash consideration of $13.5 million. With products designed to help the Company's clients perform in volatile markets with greater confidence and agility, this acquisition broadened the Company's offerings to companies in resource-based and commodity-driven industries. Through SignalDemand's solutions and PROS' big data software applications, PROS processes thousands of variables to deliver real-time recommendations, helping companies make price and mix decisions across diverse products, customers and channels.

In January 2014, the Company acquired approximately 81.7% of the common stock of Cameleon Software SA ("Cameleon"), a publicly traded French société anonyme headquartered in Toulouse, France, in an all-cash tender offer for approximately $29.1 million. The Company continued to purchase shares of Cameleon in the open market through which the Company acquired an additional 11.6% of Cameleon's common stock for approximately $3.6 million. As of September 30, 2014, the Company owned 93.3% of the common stock of Cameleon.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required under GAAP.

Certain reclassifications of previously recorded amounts have been made to conform to the current period presentation, such reclassifications impacted the classification of components of cost of revenue, but did not have an impact on our results of operations, cash flows, or financial position.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of Cameleon is its local currency. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. To a lesser extent, the Company’s revenue includes nonsoftware related SaaS and cloud-based services. The Company’s arrangements with customers typically include some but not all of the following: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) professional services fees for configuration, implementation and training services, (c) maintenance and support fees related to technical support and software updates, and (d) subscription fees for our SaaS and cloud-based offerings. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

Professional services revenues consist of fees associated with the implementation and configuration of our software and subscription contracts, on-site support, training and other consulting services.

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

In determining whether professional services revenue should be accounted for separately from license revenue, the Company evaluates whether the professional services are considered essential to the functionality of the software using factors such as: the nature of the software products; whether they are ready for use by the customer upon receipt; the nature of professional services required; the availability of services from other vendors; whether the timing of payments for license revenue coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

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

The Company's cloud-based services allow customers to choose to deploy PROS solutions without any significant investment in hardware. With this option, PROS software is integrated in cloud-based IT environments which PROS deploys, supports and manages on the customers’ behalf.

For arrangements that include cloud-based services, the Company allocates the arrangement consideration between the service and other elements and recognizes the cloud-based services fee ratably beginning on the date the customer commences use of the Company's services and continuing through the end of the contract term.

The Company’s customer arrangements typically contain multiple elements that include software license, implementation services, and post-implementation maintenance and support. For multiple element arrangements involving the Company's nonsoftware services, the Company (1) determines whether and when each element has been delivered; (2) determines the fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence (“TPE”), or best estimated selling price ("BESP"), as applicable, and (3) allocates the total price among the various elements based on the selling price method.

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

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. Capitalized internal-use software development costs related to the Company's cloud-based offerings were $0.5 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $2.4 million for each of the nine months ended September 30, 2014 and 2013, respectively. Capitalized internal-use software development costs related to our cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2014, the Company amortized $0 million and $0.3 million, respectively, of capitalized internal-use software development costs related to its cloud-based offerings as compared to $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2013. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs related to the Company's cloud-based offerings is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Impairment of long-lived assets

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the second quarter of 2014, the Company recorded a $2.1 million impairment charge related to capitalized development costs associated with the expected future cash flows of certain assets. The Company did not record any impairment charges during the third quarter of 2014.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the periods during which the recipient is required to perform service (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units (“RSUs”), Stock Appreciation Rights (“SARs”), and Market Stock Units (“MSUs”). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest are based upon the revenue expected to be earned by the Company from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company’s relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of September 30, 2014 and December 31, 2013, respectively.

Award type	September 30, 2014	December 31, 2013
Stock options	965,177	1,160,464
Restricted stock units (time based)	1,871,851	1,542,990
Restricted stock units (performance based)	34,000	—
Stock appreciation rights	673,443	721,028
Market stock units	444,272	469,000

Stock options, time based RSUs and SARs vest ratably between two and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index (“Index”) over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three month period ended September 30, 2014.

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

The assumptions used to value the MSUs granted during the three and nine months ended September 30, 2014 were as follows:

	Grant Date
	July 1, 2014	February 24, 2014	February 11, 2014
Volatility	50.25%	51.13%	50.74%
Risk-free interest rate	0.9%	0.66%	0.67%
Expected option life in years	3.00	2.85	2.89
Dividend yield	—	—	—

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

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $10.4 million and $21.0 million invested in treasury money market funds at September 30, 2014 and December 31, 2013, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, “Fair Value Measurement and Disclosure.”

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

Credit Facility

As of September 30, 2014, the Company had no outstanding borrowings under the Company's $50 million revolving credit facility ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long term assets in the condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2014 and 2013, $12,500 and $37,500, respectively, of debt issuance cost amortization is included in Other Expense (Income), net in the unaudited condensed consolidated statements of comprehensive income.

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

The effective tax rate for the three months ended September 30, 2014 and 2013 was 6% and 33%, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 9% and (22)%, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and nine months ended September 30, 2014 was due primarily to the limitation on the deductibility of certain officers’ compensation and valuation allowances related to losses in certain jurisdictions.

The tax (benefit) provision recorded for the three months ended September 30, 2014 and 2013 was $(0.3) million and $0.5 million, respectively. The tax benefit for the nine months ended September 30, 2014 and 2013 was $2.1 million and $0.6 million, respectively. The change in the tax benefit was due to the Company's net loss for the three and nine months ended September 30, 2014 as compared to net income for the three and nine months September 30, 2013. This was principally the result of an increase in 2014 non-deductible officers compensation partially offset by the expiration of the federal Research and Experimentations ("R&E") tax credit in 2014, and changes in valuation allowances related to our acquisitions. In addition, the income tax benefit for the nine months ended September 30, 2013 included a $1.4 million discrete benefit attributed to the 2012 R&E tax credit that was retroactively reinstated and recorded in 2013.

The Internal Revenue Service is currently examining the Company’s 2009 R&E credit and at the present time there is no indication of the potential outcome. The Company is not aware of any other significant audits in progress at this time.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Early adoption is not permitted. This new accounting standards update becomes effective for the Company on January 1, 2017. The Company is currently evaluating the impact that this guidance will have on its financial statements.

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance or potential significance to the Company.

3. Business Combination

Cameleon Software, SA

In October 2013, the Company entered into a tender offer agreement with Cameleon, indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon in an all cash tender offer. As part of the tender offer, the Company placed approximately $40 million in escrow to fund the acquisition, which was included in current restricted cash as of December 31, 2013. In January 2014, the Company announced that the tender offer for Cameleon was successful and upon completion of the tender offer, the Company controlled 81.7% of Cameleon’s common stock and 94.0% of Cameleon’s outstanding warrants, inclusive of the commitments from Cameleon's management regarding their Cameleon free shares. As a result of shares purchased by the Company in the market following the completion of the tender and the exercise of warrants in July 2014, the Company controlled 93.3% of Cameleon's common stock as of September 30, 2014. All amounts pertaining to the approximate 6.7% of Cameleon that the Company does not own are reported as non-controlling interest in the Company’s condensed consolidated financial statements.

During the three and nine months ended September 30, 2014, the Company incurred acquisition-related costs of $0.3 million and $1.3 million, respectively, consisting primarily of the cost for the retention of key employees, advisory and legal fees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at January 8, 2014.

The acquisition initially resulted in $16.2 million of goodwill. During the quarter ended September 30, 2014, the fair value of the other tangible assets and liabilities was increased by $0.4 million, and goodwill was reduced accordingly.

The allocation of the purchase price for Cameleon is updated as follows (in thousands):

Cash and cash equivalents	$7,086
Accounts receivables	10,395
Prepaid and other assets	1,418
Intangible assets	18,653
Goodwill	15,774
Accounts payable and accrued liabilities	(12,596)
Deferred revenue	(5,392)
Non-controlling interest	(6,204)
Net assets acquired	$29,134

The following are the identifiable intangible assets acquired and their respective useful lives (in thousands):

		Useful Life
	Amount	(years)
Trade Name	$1,020	8
Customer Relationships	1,455	2-5
Maintenance Relationships	3,808	8
Developed Technology	11,147	7
Other	1,223	2
Total	$18,653

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

Liabilities assumed include $2.7 million related to the Company's offer to pay an additional €0.15 per share cash premium to the Cameleon stock and warrant holders tendering their shares and warrants in the initial tender offer if the Company acquired at least 95% of the share capital and voting rights of Cameleon on a fully diluted basis on or before December 31, 2014. The Company recorded this liability at fair value as the Company expected to meet this threshold prior to December 31, 2014. In addition, the net assets acquired include contingent consideration of $1.4 million related to the committed purchase of free shares owned by Cameleon management.

Goodwill of $15.8 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company’s complementary products will significantly broaden the Company’s CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

SignalDemand, Inc.

In December 2013, the Company acquired SignalDemand, Inc. for total cash consideration of $13.5 million.

During the three and nine months ended September 30, 2014, the Company incurred acquisition-related costs of $0.3 million and $1.3 million, respectively, consisting primarily of the cost for the retention of key employees, advisory, and legal fees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at December 16, 2013.

The acquisition initially resulted in $7.0 million of goodwill. During the quarter ended September 30, 2014, the fair value of the other tangible assets and liabilities were adjusted by $0.2 million, and goodwill was adjusted accordingly.

The allocation of the total purchase price for SignalDemand is updated as follows (in thousands):

Current assets	$881
Deferred tax asset - current	2,752
Noncurrent assets	193
Intangibles	8,300
Goodwill	7,175
Deferred tax asset - noncurrent	2,447
Accounts payable and accrued liabilities	(1,560)
Deferred revenue	(6,688)
Net assets acquired	$13,500

The following are the identifiable intangible assets acquired and their respective useful lives (in thousands):

		Useful Life
	Amount	(years)
Developed technology	$4,600	7
Internally developed technology	160	2
Customer relationships	3,500	8
Trade name	40	2
Total	$8,300

In performing the preliminary purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from SignalDemand's products and services. The allocation resulted in acquired intangible assets of $8.3 million. The acquired intangible assets consisted of developed technology, customer relationships and trade name and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $6.7 million was ascribed using a cost-plus profit approach.

The Company has made a preliminary determination that $5.2 million of net deferred tax assets were assumed on the acquisition date. The deferred tax assets primarily relate to net operating losses and other expenses accrued but not expensed for tax purposes.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the SignalDemand acquisition. These benefits include the expectation that the combined company’s complementary products will significantly broaden the Company’s offerings in sales optimization solutions. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except earnings per share)	2014	2013	2014	2013
Total revenue	$46,719	$42,518	$132,252	$122,899
Net loss attributable to PROS Holdings, Inc.	(3,734)	(401)	(19,317)	(1,400)
Earnings per share - basic and diluted	$(0.13)	$(0.01)	$(0.67)	$(0.05)

4. Non-controlling interest

The following table presents a roll forward of the non-controlling interest from the date of acquisition of Cameleon on January 8, 2014 through September 30, 2014 (in thousands):

Beginning balance as of January 8, 2014	$6,204
Change in Parent's ownership in the subsidiary, net of cumulative earnings previously allocated to NCI and re-allocated to Parent's equity	(3,407)
Net loss allocated to non-controlling interest	(858)
Foreign currency translation adjustment	(15)
Ending balance as of September 30, 2014	$1,924

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share data)	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to PROS Holdings, Inc.	$(3,734)	$993	$(19,185)	$3,307
Denominator:
Weighted average shares (basic)	29,000,481	28,096,333	28,875,499	27,953,416
Dilutive effect of potential common shares	—	2,219,166	—	1,982,340
Weighted average shares (diluted)	29,000,481	30,315,499	28,875,499	29,935,756
Basic earnings per share	$(0.13)	$0.04	$(0.66)	$0.12
Diluted earnings per share	$(0.13)	$0.03	$(0.66)	$0.11

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1,975,865 and 140 for the three months ended September 30, 2014 and 2013, respectively, and 1,926,771 and 12,000 for the nine months ended September 30, 2014 and 2013, respectively. Basic shares were used to calculate loss per share for the three and nine months ended September 30, 2014.

6. Noncash Share-based Compensation

During the three months ended September 30, 2014, the Company granted 88,272 shares of RSUs with a weighted average grant-date fair value of $25.27 per share. The Company granted 12,372 MSUs with a weighted average grant-date fair value of $34.08 to certain non-executive employees during the three months ended September 30, 2014. These MSUs vest on July 1, 2017 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the three months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company granted 990,284 shares of RSUs with a weighted average grant-date fair value of $33.64 per share. The Company granted 197,972 MSUs with a weighted average grant-date fair value of $48.54 to certain executive officers and non-executive employees during the nine months ended September 30, 2014. These MSUs vest on January 1, 2017 and July 1, 2017 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the nine months ended September 30, 2014.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation:
Cost of revenue:
Total included in cost of revenue	$864	$536	$2,546	$1,531
Operating expenses:
Selling, marketing, general and administrative	3,967	2,940	10,408	8,000
Research and development	1,244	788	3,425	2,291
Total included in operating expenses	5,211	3,728	13,833	10,291
Total share-based compensation expense	$6,075	$4,264	$16,379	$11,822

In February 2014, the number of shares available for issuance increased by 900,000 to 8,168,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of September 30, 2014, 846,941 shares remained available for issuance under the 2007 Stock Plan. Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to our recently appointed Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of Cameleon and SignalDemand.

At September 30, 2014, the Company had an estimated $51.2 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan (“ESPP”) which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the quarter ended September 30, 2014, the Company issued 13,392 shares under the ESPP. As of September 30, 2014, 486,608 shares remain authorized and available for issuance under the ESPP. As of September 30, 2014, the Company held approximately $0.2 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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
Lease commitments
The Company leases office space and office equipment under noncancelable operating leases that expire at various dates.
As of September 30, 2014, the future minimum lease commitments were as follows (in thousands):

Fiscal year	Amount
Rest of 2014	$949
2015	2,747
2016	1,798
2017	549
2018	83
Thereafter	—
Total minimum lease payments	$6,126

8. Subsequent Events

On October 27, 2014, the Company announced that it had acquired control of more than 95% of Cameleon’s outstanding shares and voting rights, and planned to request from the Autorité des Marchés Financiers (AMF) the implementation of a mandatory acquisition (squeeze-out) of the remaining shares not held by PROS, and thereafter to de-list Cameleon from the NYSE Euronext exchange. On November 3, 2014, the Company completed the acquisition of the remaining shares of Cameleon not previously owned or controlled by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS“ and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with generally accepted accounting principles in the United States of America.

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

In January 2014, we acquired approximately 81.7% of the outstanding common stock of Cameleon Software SA ("Cameleon"), a publicly traded French société anonyme, a configure, price, and quote ("CPQ") software company headquartered in Toulouse, France. CPQ software helps companies drive sales growth by streamlining and simplifying the configuration, pricing and quote-generation activities that accompany negotiated selling. As of September 30, 2014, the Company owned 93.3% of the common stock of Cameleon following the Company's initial tender offer and purchase of additional shares of Cameleon in the open market.

We anticipate that the integration of PROS and Cameleon will provide a single platform that combines the transformational benefits of sales execution and big data science to optimize the lead-to-order process. Customers have been forced to use different technologies to optimize prices, and configure product offers and quotes. We believe that the combined solution brings together two key decisions in the sales process, and provides best-in-class automation, data science, analytics and execution that gives sales representatives a competitive selling advantage.

Opportunities, Trends and Uncertainties

The opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition are:

•
Variability in revenue. Our historical revenue recognition policy provides visibility into a significant portion of our revenue in the near-term quarters, although the actual timing of revenue recognition varies based on the nature and requirements of our contracts. For the majority of our arrangements, we have not historically recognized license revenue upon customer contract signature and software delivery, however, an increasing number of arrangements require recognition of license revenue upon contract signature and software delivery, and we anticipate that this trend will continue in the future. We evaluate our contract terms and conditions as well as our implementation performance obligations in making our revenue recognition determination for each customer contract.  Our contractual performance obligations in the future may differ from historical periods which could impact the timing of recognition of revenue. For example, growth in our term license and cloud-based service offerings may result in the deferral of revenue over the contractual term, whereas growth in perpetual license arrangements that meet the criteria for separation may result in the recognition of license revenue on software delivery, provided other revenue recognition criteria are met. Our revenue could also vary based on our customer mix and customer geographic location. We sell our software solutions to customers in the manufacturing, distribution, services and travel industries.  From a geographical standpoint, approximately 68% and 56% of our consolidated revenues were derived from customers outside the United States for each of the three months ended September 30, 2014 and 2013, respectively, and approximately 59% and 54% for the nine months ended September 30, 2014 and 2013, respectively.  Our contracts with customers outside the United States are predominately denominated in U.S. dollars. The economic and political environments around the world could change our concentration of revenue within industries and across geographies.

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

•
Managing our continued growth. Since 2010, we have experienced strong growth in both our revenue and operations, including significant growth in our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies, successfully integrate the operations and personnel of companies we have acquired or may acquire, appropriately manage our expenses as we grow, enter into and maintain beneficial channel relationships, and enhance and develop existing and new solutions. If we are not able to execute on these actions, our business may not grow as we anticipate.

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

•
Income taxes. For the three and nine months ended September 30, 2014, our effective tax rate was 6% and 9%, respectively. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate of 34%, primarily due to research and development tax credits. The R&E tax credit has not been extended for 2014. Our provision for income taxes has differed from the statutory income tax rate due to nondeductible officer compensation and valuation allowances related to losses in certain jurisdictions. Our effective income tax rate may fluctuate quarterly as a result of factors, including transactions entered into, changes in the geographic distribution of our earnings or losses, our assessment of certain tax contingencies, valuation allowances, and changes in tax law in jurisdictions where we conduct business.

•
Valuation allowance. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance at certain of our subsidiaries due to a cumulative loss position over the previous three years, which is considered significant negative evidence. We have not changed our judgment regarding the need for a full valuation allowance on certain of our deferred tax assets as of September 30, 2014. However, if we experience continued improvement in our operating results in certain subsidiaries and we conclude that it is more likely than not these deferred tax assets will be realized, then we will evaluate reversing the associated valuation allowance accordingly.

Results of Operations

Comparison of three months ended September 30, 2014 with three months ended September 30, 2013

Revenue:

	For the Three Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License	$11,844	25%	$10,930	30%	$914	8%
Services	13,764	29%	12,195	33%	1,569	13%
Subscription	6,775	15%	1,960	5%	4,815	246%
Total license, services and subscription	32,383	69%	25,085	68%	7,298	29%
Maintenance and support	14,336	31%	11,728	32%	2,608	22%
Total revenue	$46,719	100%	$36,813	100%	$9,906	27%

License, services and subscription. License, services and subscription revenue increased $7.3 million to $32.4 million for the three months ended September 30, 2014, from $25.1 million for the three months ended September 30, 2013, representing a 29% increase. The increase in total license, services and subscription revenue was the result of a $4.8 million increase in subscription revenue, a $0.9 million increase in license revenue and a $1.6 million increase in services revenue.

License revenue increased $0.9 million to $11.8 million for the three months ended September 30, 2014, from $10.9 million for the three months ended September 30, 2013, representing a 8% increase. Our perpetual license revenue in a particular period is dependent upon the number of customers generating license revenue, the size of license contracts and the timing of contract execution. In addition, the timing of recognition of license revenue is also impacted by whether license revenue is recognized upon software delivery or recognized over the implementation period using the percentage of completion method. The increase in license revenue was primarily attributable to an increase in the average license revenue recognized per customer. The average license revenue per customer, for customers with greater than $0.1 million of license revenue recognized, increased to $0.5 million for the three months ended September 30, 2014 from $0.4 million per customer for the three months ended September 30, 2013. The increase in average license revenue recognized per customer was primarily attributable to an increase from customers for which revenue is recognized over the implementation period. We recognized $1.3 million and $2.2 million of license revenue upon software delivery for the three months ended September 30, 2014 and 2013, respectively.

Services revenue increased $1.6 million to $13.8 million for the three months ended September 30, 2014, from $12.2 million for the three months ended September 30, 2013, representing a 13% increase. The $1.6 million increase in services revenue was attributed to $1.1 million of services revenue from our acquisitions and $0.5 million from implementations of our software. Total service revenue increased due to an overall increase in the number of customers generating services revenue. The total number of customers generating services revenue was 128 as of September 30, 2014, as compared to 71 as of September 30, 2013, an increase of 80%.
Subscription revenue increased $4.8 million to $6.8 million for the three months ended September 30, 2014, from $2.0 million for the three months ended September 30, 2013, representing a 246% increase. The $4.8 million increase in subscription revenue was primarily attributable to $3.1 million of subscription revenue from our acquisitions and an increase in the total number of customers generating subscription revenue. The total number of customers generating subscription revenue was 81 as of September 30, 2014, as compared to 22 as of September 30, 2013, an increase of 268%.
Maintenance and support. Maintenance and support revenue increased $2.6 million to $14.3 million for the three months ended September 30, 2014, from $11.7 million for the three months ended September 30, 2013, representing a 22% increase. The $2.6 million increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and included $0.8 million of maintenance and support revenue from our acquisitions.

Cost of revenue and gross profit:

	For the Three Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license	$48	—%	$37	—%	$11	30%
Cost of services	10,556	77%	8,696	71%	1,860	21%
Cost of subscription	773	11%	275	14%	498	181%
Total cost of license, services and subscription	11,377	35%	9,008	36%	2,369	26%
Cost of maintenance and support	2,350	16%	2,018	17%	332	16%
Total cost of revenue	$13,727	29%	$11,026	30%	$2,701	24%
Gross profit	$32,992	71%	$25,787	70%	$7,205	28%

Cost of license. Cost of license consists of third-party fees for licensed software. The cost of license increase was less than $0.1 million for each of the three months ended September 30, 2014 and 2013, respectively. License gross profit percentages for each of the three months ended September 30, 2014 and 2013, were approximately 100.0% as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services increased $1.9 million to $10.6 million for the three months ended September 30, 2014, from $8.7 million for the three months ended September 30, 2013, representing a 21% increase. The increase was primarily attributable to an increase of $2.0 million related to our acquisitions primarily due to personnel costs. Services gross profit percentages for the three months ended September 30, 2014 and 2013, were 23% and 29%, respectively. The six percent decrease in services gross profit percentage was primarily driven by lower services utilization and lower service margins from our acquisitions. Service margins can vary from period to period depending on different factors, including the utilization of our professional services personnel and any additional headcount needed to support anticipated future implementations.

Cost of subscription. Cost of subscription increased $0.5 million to $0.8 million for the three months ended September 30, 2014, from $0.3 million for the three months ended September 30, 2013, representing a 181% increase. The increase was primarily attributable to a $0.4 million increase related to our acquisitions which included $0.2 million of personnel costs. Subscription gross profit percentages for the three months ended September 30, 2014 and 2013, were 89% and 86%, respectively. The three percent increase in subscription gross profit percentage was attributable to our acquisitions.

Cost of maintenance and support. Cost of maintenance and support increased $0.3 million to $2.4 million for the three months ended September 30, 2014, from $2.0 million for the three months ended September 30, 2013. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. Maintenance and support gross margins were 84% and 83% for the three months ended September 30, 2014 and 2013, respectively.

Gross profit. Gross profit increased $7.2 million to $33.0 million for the three months ended September 30, 2014, from $25.8 million for the three months ended September 30, 2013, representing a 28% increase. The increase in overall gross profit was attributable to a 27% increase in total revenue for the same period, which included revenue from our acquisitions. Our acquisitions contributed $2.7 million of gross profit for the three months ended September 30, 2014.

Operating expenses:

	For the Three Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling, marketing, general and administrative	$24,422	52%	$15,714	43%	$8,708	55%
Research and development	11,665	25%	8,001	22%	3,664	46%
Acquisition-related	625	1%	677	2%	(52)	(8)%
Impairment charge	—	—%	—	—%	—	—%
Total operating expenses	$36,712	79%	$24,392	66%	$12,320	51%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $8.7 million, or 55%, to $24.4 million for the three months ended September 30, 2014, from $15.7 million for the three months ended September 30, 2013. The increase was attributable to an increase of $4.9 million in personnel costs, which included $1.6 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount from our acquisitions and increased headcount in sales, marketing, general and administrative functions to support our current and future growth objectives. Included in the increase in personnel costs was an increase of $0.9 million of noncash share-based compensation, $0.5 million of contractor costs and $0.3 million of sales commissions. The remaining increase of $3.8 million included $1.9 million of non-personnel related expenses related to our acquisitions, $0.6 million in travel, $0.4 million in sales and marketing initiatives, $0.4 million in facility, depreciation and other overhead expenses, $0.3 million in professional fees, and $0.2 million in recruiting expenses.

Research and development expenses. Research and development expenses increased $3.7 million to $11.7 million for the three months ended September 30, 2014, from $8.0 million for the three months ended September 30, 2013, representing a 46% increase. The increase was attributable to an increase of $2.9 million of personnel costs, which included $1.3 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of additional headcount from our acquisitions and additional headcount to support ongoing development activities. The majority of the increase in headcount was due to our acquisitions. Included in the increase in personnel costs was an increase of $0.3 million of noncash share based compensation expense. The remaining increase of $0.8 million was primarily attributed to $0.6 million of non-personnel related expenses related to our acquisitions.

Acquisition-related expenses. Acquisition-related expenses were $0.6 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. Acquisition-related expenses for the quarter ended September 30, 2014 consisted primarily of retention bonuses and professional fees related to our acquisition and integration of Cameleon and SignalDemand. Acquisition-related expenses for the quarter ended September 30, 2013 consisted of professional fees related to the acquisition of Cameleon and SignalDemand.

Other (expense) income, net:

	For the Three Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Other (expense) income, net	$(466)	(1)%	$83	—%	$(549)	nm

Other (expense) income, net. Other (expense) income, net consisted of interest income on our cash and cash equivalents, interest expense, debt issuance cost amortization on the revolving credit facility ("Revolver") and foreign currency exchange gains and losses on transactions denominated in currencies other than our functional currency. Other (expense) income, net increased by $0.5 million during the three months ended September 30, 2014, primarily due to net increases in foreign currency losses during the period, including foreign currency losses on the restricted cash used for the acquisition of Cameleon.

Income tax (benefit) provision:

	For the Three Months Ended September 30,		Variance
(Dollars in thousands)	2014	2013	$	%
Effective tax rate	6%	33%	n/a	(27)%
Income tax (benefit) provision	$(257)	$485	$(742)	(153)%

Income tax (benefit) provision. Our income tax (benefit) provision changed $0.7 million to a $0.3 million benefit for the three months ended September 30, 2014 from a $0.5 million provision for the three months ended September 30, 2013. The change in the tax benefit was due to the Company's net loss in the quarter ended September 30, 2014 as compared to net income in the quarter ended September 30, 2013. This was also in relation to an increase in 2014 non-deductible officers' compensation partially offset by the expiration of the federal R&E tax credit in 2014, and changes in valuation allowances related to our acquisitions.

Our effective tax rate was 6% and 33% for the three months ended September 30, 2014 and 2013, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three months ended September 30, 2014 was due primarily to valuation allowances from our acquisitions related to foreign losses and the limitation on the deductibility of certain officers’ compensation.

Comparison of nine months ended September 30, 2014 with nine months ended September 30, 2013

Revenue:

	For the Nine Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License	$36,039	27%	$30,044	28%	$5,995	20%
Services	38,959	30%	35,939	34%	3,020	8%
Subscription	16,901	13%	5,864	6%	11,037	188%
Total license, services and subscription	91,899	70%	71,847	68%	20,052	28%
Maintenance and support	40,101	30%	34,119	32%	5,982	18%
Total revenue	$132,000	100%	$105,966	100%	$26,034	25%

License, services and subscription. License, services and subscription revenue increased $20.1 million to $91.9 million for the nine months ended September 30, 2014 from $71.8 million for the nine months ended September 30, 2013, representing a 28% increase. The increase in total license, services and subscription revenue was the result of a $11.0 million increase in subscription revenue, a $6.0 million increase in license revenue and a $3.0 million increase in services revenue.

License revenue increased $6.0 million to $36.0 million for the nine months ended September 30, 2014 from $30.0 million for the nine months ended September 30, 2013, representing a 20% increase. Our perpetual license revenue in a particular period is dependent upon the number of customers generating license revenue, the size of license contracts and the timing of contract execution. In addition, the timing of recognition of license revenue is also impacted by whether license revenue is recognized upon software delivery or recognized over the implementation period of solution sales using the percentage of completion method. The increase in license revenue was attributable to an increase in the average license revenue recognized per customer. The average license revenue per customer, for customers with greater than $0.1 million of license revenue recognized, increased to $0.8 million for the nine months ended September 30, 2014 from $0.6 million per customer for the nine months ended September 30, 2013. The increase in average license revenue recognized per customer was primarily attributable to an increase in license revenue recognized upon software delivery. We recognized $11.1 million and $2.9 million of license revenue upon software delivery for the nine months ended September 30, 2014 and 2013, respectively.

Services revenue increased $3.0 million to $39.0 million for the nine months ended September 30, 2014 from $35.9 million for the nine months ended September 30, 2013, representing a 8% increase. The $3.0 million increase in services revenue was primarily attributed to $4.4 million of services revenue from our acquisitions partially offset by a decrease of $1.4 million in services revenue from implementations of our software. The decrease of $1.4 million was primarily a result of an increase in the number of third parties implementing our software, recent implementations requiring less implementation services and several customers delaying some services into 2015. Total service revenue increased due to an increase in the overall number of customers generating services revenue. The total number of customers generating services revenue was 167 for the nine months ended September 30, 2014, as compared to 95 in the corresponding period in 2013, an increase of 76%.

Subscription revenue increased $11.0 million to $16.9 million for the nine months ended September 30, 2014 from $5.9 million for the nine months ended September 30, 2013, representing a 188% increase. The $11.0 million increase in subscription revenue was primarily attributed to $8.2 million of subscription revenue from our acquisitions and an increase in the total number of customers generating subscription revenue. The total number of customers generating subscription revenue was 86 for the nine months ended September 30, 2014, as compared to 23 in the corresponding period in 2013, an increase of 274%.

Maintenance and support. Maintenance and support revenue increased $6.0 million to $40.1 million for the nine months ended September 30, 2014 from $34.1 million for the nine months ended September 30, 2013, representing a 18% increase. The $6.0 million increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and included $2.5 million of maintenance and support revenue from our acquisitions.

Cost of revenue and gross profit:

	For the Nine Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license	$154	—%	$270	1%	$(116)	(43)%
Cost of services	31,604	81%	24,857	69%	6,747	27%
Cost of subscription	2,862	17%	1,160	20%	1,702	147%
Total cost of license, services and subscription	34,620	38%	26,287	37%	8,333	32%
Cost of maintenance and support	7,287	18%	6,079	18%	1,208	20%
Total cost of revenue	41,907	32%	32,366	31%	9,541	29%
Gross profit	$90,093	68%	$73,600	69%	$16,493	22%

Cost of license. Cost of license consists of third-party fees for licensed software. Cost of license decreased $0.1 million to $0.2 million for the nine months ended September 30, 2014 from $0.3 million for the nine months ended September 30, 2013. License gross profit percentages for the nine months ended September 30, 2014 and 2013, were 100% and 99%, respectively, as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services increased $6.7 million to $31.6 million for the nine months ended September 30, 2014 from $24.9 million for the nine months ended September 30, 2013, representing a 27% increase. The increase was primarily attributable to an increase of $6.3 million related to our acquisitions primarily due to personnel costs. Services gross profit percentages for the nine months ended September 30, 2014 and 2013, were 19% and 31%, respectively. The twelve percent decrease in services gross profit was primarily driven by lower services utilization, in addition to lower service margins from our acquisitions. Service margins can vary from period to period depending on different factors, including the utilization of our professional services personnel and any additional headcount needed to support anticipated future implementations.

Cost of subscription. Cost of subscription increased $1.7 million to $2.9 million for the nine months ended September 30, 2014 from $1.2 million for the nine months ended September 30, 2013, representing a 147% increase. The increase was primarily attributable to a $1.2 million increase related to our acquisitions which included $0.6 million of personnel costs. Subscription gross profit percentages for the nine months ended September 30, 2014 and 2013, were 83% and 80%, respectively. The three percent increase in subscription gross profit percentage was attributable to our acquisitions.

Cost of maintenance and support. Cost of maintenance and support increased $1.2 million to $7.3 million for the nine months ended September 30, 2014 from $6.1 million for the nine months ended September 30, 2013, representing a 20% increase. The increase in cost of maintenance and support was primarily attributable to an increase of $1.2 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth, $0.1 million of which were in relation to our acquisitions. Maintenance and support gross margins were 82% for both the nine months ended September 30, 2014 and September 30, 2013.

Gross profit. Gross profit increased $16.5 million to $90.1 million for the nine months ended September 30, 2014 from $73.6 million for the nine months ended September 30, 2013, representing a 22% increase. The increase in overall gross profit was attributable to a 25% increase in total revenue, which included revenue from our acquisitions. Our acquisitions contributed $7.6 million of gross profit for the nine months ended September 30, 2014.

Operating expenses:

	For the Nine Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling, marketing, general and administrative	$71,144	54%	$45,936	43%	$25,208	55%
Research and development	34,316	26%	24,122	23%	10,194	42%
Acquisition-related	2,594	2%	677	1%	1,917	283%
Impairment charge	2,130	2%	—	—%	2,130	nm
Total operating expenses	$110,184	83%	$70,735	67%	$39,449	56%

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses increased $25.2 million to $71.1 million for the nine months ended September 30, 2014 from $45.9 million for the nine months ended September 30, 2013, representing a 55% increase. The increase was attributable to an increase of $15.6 million of personnel costs, which included $5.4 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount from our acquisitions and an increase in headcount in sales, marketing, general and administrative to support our current and future growth objectives. Included in the increase in personnel costs was an increase of $1.4 million in sales commissions and $2.1 million of noncash share-based compensation. The remaining increase of $9.6 million included $5.4 million of non-personnel related expenses related to our acquisitions, $1.2 million in travel, $1.1 million in facility and other overhead expenses, $0.7 million in professional fees, $0.7 million in recruiting expenses and $0.5 million in sales and marketing events.

Research and development expenses. Research and development expenses increased $10.2 million to $34.3 million for the nine months ended September 30, 2014 from $24.1 million for the nine months ended September 30, 2013, representing a 42% increase. The increase was attributable to an increase of $8.1 million of personnel costs, which included $4.1 million related to our acquisitions. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount from our acquisitions and headcount to support ongoing development activities. Included in the increase in personnel costs was an increase of $0.7 million of noncash share based compensation expense. The remaining increase of $2.1 million was primarily attributable to $1.9 million of non-personnel related expenses related to our acquisitions.

Acquisition-related expenses. Acquisition-related expenses were $2.6 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively. Acquisition-related expenses in 2014 consisted primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of Cameleon and SignalDemand. Acquisition-related expenses in 2013 consisted of advisory and legal fees related to our acquisitions.

Impairment charge. During the nine months ended September 30, 2014, we recorded a $2.1 million impairment charge related to internally developed software.  The impairment resulted from a reduction of projected cash flows for a product group based on revisions to our projections during the quarter and was recorded to reduce the carrying value to fair value. This reduction reflected changes to our plans for this product group in connection with the integration of our acquisitions.

Other expense, net:

	For the Nine Months Ended September 30,
	2014		2013		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Other expense, net	$(2,009)	(2)%	$(150)	—%	$(1,859)	nm

Other expense, net. Other expense, net consists of interest income on our cash and cash equivalents, interest expense, debt issuance cost amortization on the Revolver and foreign currency exchange gains and losses on transactions denominated in currencies other than our functional currency. Other expense, net increased by $1.9 million during the nine months ended September 30, 2014, primarily due to net increases in foreign currency losses during the period, including foreign currency losses on the restricted cash used for the acquisition of Cameleon.

Income tax (benefit) provision:

	For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2014	2013	$	%
Effective tax rate	9%	(22)%	n/a	31%
Income tax (benefit) provision	$(2,057)	$(592)	$(1,465)	247%

Income tax (benefit) provision. Our income tax (benefit) was $2.1 million for the nine months ended September 30, 2014 as compared to $0.6 million for the nine months ended September 30, 2013. The increase in the income tax benefit is primarily due to the Company's net loss for the nine months ended September 30, 2014 as compared to net income in the nine months ended September 30, 2013, an increase in 2014 non-deductible officers compensation partially offset by the expiration of the federal R&E tax credit in 2014, and changes in valuation allowances related to our acquisitions. In addition, the income tax benefit for the nine months ended September 30, 2013 included a $1.4 million discrete benefit attributed to the 2012 R&E tax credit that was retroactively reinstated and recorded in 2013.

Our effective tax rate was 9% and (22)% for the nine months ended September 30, 2014 and 2013, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the nine months ended September 30, 2014 was due primarily to valuation allowances from our acquisitions related to foreign losses and the limitation on the deductibility of certain officers’ compensation.

Liquidity and Capital Resources

Liquidity

At September 30, 2014, we had $40.4 million of cash and cash equivalents and $27.9 million of working capital as compared to $44.7 million of cash and cash equivalents and $72.1 million of working capital at December 31, 2013. Year-to-date, working capital decreased primarily due to restricted cash paid as part of the Company’s acquisition of Cameleon. The majority of our cash and cash equivalents are denominated in the U.S. dollar and are held in financial institutions located in the U.S. Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation) and the timing of periodic billings and collections related to the sale of our solutions, and related services, maintenance and cloud-based services. Our primary source of operating cash flows is the collection of accounts receivable balances from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable and other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash and cash equivalent balances, funds available under our Revolver and our current estimates of future operating cash flows will provide adequate liquidity and capital resources to meet our operational requirements and anticipated capital expenditures for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential strategic expansion, future acquisitions, and the expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings. At September 30, 2014, we had $2.3 million of current restricted cash related to the Cameleon acquisition and $0.1 million of noncurrent restricted cash related to a letter of credit.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$3,107	$11,159
Net cash provided by (used in) investing activities	6,892	(4,572)
Net cash (used in) provided by financing activities	(14,693)	629
Cash and cash equivalents (beginning of period)	44,688	83,558
Cash and cash equivalents (end of period)	$40,413	$90,774

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $3.1 million compared to $11.2 million for the nine months ended September 30, 2013. The $8.1 million decrease was primarily due to a $23.4 million decrease in net income and the net impact of working capital changes.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $6.9 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $4.6 million for the nine months ended September 30, 2013. The increase in net cash provided in investing activities for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 was primarily to acquire a majority stake in Cameleon and a $3.7 million increase in purchases of property and equipment, offset by a $37.4 million decrease of restricted cash related to the Cameleon acquisition.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $14.7 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2013. The increase for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 was primarily the result of an increase of $10.0 million in tax withholding related to net share settlements of restricted stock units and market stock units, and $3.6 million of cash used to purchase additional common shares of Cameleon, offset by a $2.0 million decrease for the exercise of stock options.

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

Operating Leases

The following table sets forth the contractual obligations as of September 30, 2014, and relates to the Company's operating leases for office space and office equipment (in thousands):

Payment due by period
Fiscal year	Amount
Rest of 2014	$949
2015	2,747
2016	1,798
2017	549
2018	83
Thereafter	—
Total minimum lease payments	$6,126

Credit facility

As of September 30, 2014, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2014 and 2013, $12,500 and $37,500, respectively, of debt issue cost amortization are included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

In July 2012, we entered into a $50 million secured Credit Agreement (the "Revolver"). There were no outstanding borrowings under the Revolver as of September 30, 2014.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2014 would result in a loss of approximately $0.3 million. We are also exposed to foreign currency risk due to our French subsidiary, Cameleon Software SA. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company’s single most significant foreign currency exposure, would have changed revenue for the three and nine months ended September 30, 2014 by approximately $0.2 million and $0.7 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made and received by the Company through its foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of September 30, 2014, the Company had no borrowings under the Revolver.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2014. Based on our evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In December 2013, we acquired SignalDemand, Inc. in an all cash transaction. See Note 3, "Business Combinations" - SignalDemand, Inc. to the unaudited interim consolidated financial statements included in this Quarterly Report on SEC form 10-Q for a discussion of this acquisition and related financial data. On January 8, 2014, we acquired control of Cameleon Software,

SA through a cash tender offer. See Note 3, "Business Combinations" - Cameleon Software, SA to the unaudited interim consolidated financial statements included in this Quarterly Report on SEC Form 10-Q for a discussion of this acquisition and related financial data. Management has considered these acquisitions material to the results of operations, cash flows and financial position from the date of the acquisitions through September 30, 2014. In accordance with SEC guidance, management has elected to exclude SignalDemand, Inc. and Cameleon Software, SA from management’s assessment of, and report on, internal controls over financial reporting from the date of each acquisition through September 30, 2014. We are in the process of reviewing the operations of SignalDemand, Inc. and Cameleon Software, SA and evaluating the impact of each of these acquisitions on our internal controls over financial reporting. Excluding these acquisitions, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2014, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended September 30, 2014.

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

PROS HOLDINGS, INC.

November 6, 2014	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2014	By:	/s/ Charles H. Murphy
Charles H. Murphy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)