Form 10-Q
period 2015-03-31
PROS Holdings, Inc.
filed 2015-05-07
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 29,520,236 as of May 4, 2015.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$141,660	$161,019
Short-term investments	12,487	—
Accounts and unbilled receivables, net of allowance of $714 and $868, respectively	58,232	71,095
Prepaid and other current assets	7,943	8,075
Restricted cash - current	100	100
Total current assets	220,422	240,289
Property and equipment, net	15,175	15,788
Intangibles, net	17,736	20,195
Goodwill	20,297	21,563
Other long-term assets	1,659	2,290
Total assets	$275,289	$300,125
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$8,130	$10,564
Accrued liabilities	5,551	5,355
Accrued payroll and other employee benefits	5,854	15,154
Deferred revenue	54,411	57,313
Total current liabilities	73,946	88,386
Long-term deferred revenue	2,240	1,121
Convertible debt, net	111,886	110,448
Other long-term liabilities	941	1,171
Total liabilities	189,013	201,126
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,911,986 and 33,477,810 shares issued, respectively; 29,494,401 and 29,060,225 shares outstanding, respectively	35	34
Additional paid-in capital	138,437	134,375
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(33,453)	(19,223)
Accumulated other comprehensive loss	(4,805)	(2,249)
Total stockholders’ equity	86,276	98,999
Total liabilities and stockholders’ equity	$275,289	$300,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue:
License	$11,192	$11,863
Services	9,631	12,116
Subscription	7,300	4,313
Total license, services and subscription	28,123	28,292
Maintenance and support	15,556	12,621
Total revenue	43,679	40,913
Cost of revenue:
License	50	63
Services	8,939	9,556
Subscription	3,075	2,168
Total license, services and subscription	12,064	11,787
Maintenance and support	2,937	2,759
Total cost of revenue	15,001	14,546
Gross profit	28,678	26,367
Operating expenses:
Selling and marketing	18,193	14,206
General and administrative	10,598	8,249
Research and development	11,610	11,022
Acquisition-related	—	1,390
Loss from operations	(11,723)	(8,500)
Convertible debt interest and amortization	(2,185)	—
Other expense, net	(212)	(972)
Loss before income tax provision	(14,120)	(9,472)
Income tax provision (benefit)	110	(560)
Net loss	(14,230)	(8,912)
Net loss attributable to non-controlling interest	—	(457)
Net loss attributable to PROS Holdings, Inc.	(14,230)	(8,455)
Net loss per share attributable to PROS Holdings, Inc.:
Basic	$(0.48)	$(0.29)
Diluted	$(0.48)	$(0.29)
Weighted average number of shares:
Basic	29,375	28,668
Diluted	29,375	28,668
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,556)	(26)
Other comprehensive loss, net of tax	(2,556)	(26)
Comprehensive loss	(16,786)	(8,938)
Comprehensive loss attributable to non-controlling interest	—	(457)
Comprehensive loss attributable to PROS Holdings, Inc.	$(16,786)	$(8,481)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(14,230)	$(8,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,395	2,591
Amortization of debt discount and issuance costs	1,466	—
Share-based compensation	7,745	4,407
Provision for doubtful accounts	(154)	(200)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	13,065	6,732
Prepaid expenses and other assets	754	(812)
Accounts payable and other liabilities	(1,918)	223
Accrued liabilities	474	(366)
Accrued payroll and other employee benefits	(9,304)	(760)
Deferred revenue	(1,727)	506
Net cash (used in) provided by operating activities	(1,434)	3,409
Investing activities:
Purchases of property and equipment	(1,110)	(1,656)
Acquisition of Cameleon Software, net of cash acquired	—	(22,048)
Capitalized internal-use software development costs	(118)	(730)
Change in restricted cash	—	37,240
Purchases of short-term investments	(12,487)	—
Net cash (used in) provided by investing activities	(13,715)	12,806
Financing activities:
Exercise of stock options	256	944
Proceeds from employee stock plans	382	—
Tax withholding related to net share settlement of restricted stock units	(4,319)	(12,063)
Payments of notes payable	(107)	—
Debt issuance costs related to convertible debt	(408)	—
Increase in PROS' ownership in Cameleon Software	—	(2,693)
Net cash used in financing activities	(4,196)	(13,812)
Effect of foreign currency rates on cash	(14)	(51)
Net change in cash and cash equivalents	(19,359)	2,352
Cash and cash equivalents:
Beginning of period	161,019	44,688
End of period	$141,660	$47,040
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”) filed with the SEC. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required under GAAP.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These changes did not impact the results of operations, cash flows, or financial position of the Company.

In addition, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2014, the Company revised the classification of the amortization expense of developed technology arising from acquisitions. The amortization expense was previously recorded within research and development expenses as a component of operating expenses and was reclassified as a component of cost of revenue.  Accordingly, the Condensed Consolidated Statement of Comprehensive Income was adjusted for the period ended March 31, 2014 to increase cost of revenue and reduce gross profit by $0.5 million, respectively.  Research and development expenses were reduced by the same adjustments resulting in no change to reported net income attributable to the Company or basic or diluted net earnings attributable to common stock per share. The revision was not deemed material to the Consolidated Statement of Comprehensive Income.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of PROS France SAS, previously known as Cameleon Software SA ("Cameleon"), is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Dollar amounts

The dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars, except per share amounts, or as noted within the context of each footnote disclosure.

Use of estimates

The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company’s estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation and amortization, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company’s Annual Report under management’s discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company’s critical accounting policies as described in the Company’s Annual Report.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. The Company also offers nonsoftware related SaaS and cloud-based services, which is a smaller but faster growing component of revenue. The Company’s arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

The Company’s customer arrangements typically contain multiple elements that include software license, professional services and post-implementation maintenance and support. For multiple element arrangements containing our nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence ("TPE"), or best estimate of selling price ("BESP"), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain software and nonsoftware elements such as the Company's cloud-based service offerings, the Company allocates revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation. The Company determines fair value for each deliverable using the selling price hierarchy described above and utilizes VSOE of fair value if it exists.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant.

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. The Company capitalized internal-use software development costs related to cloud-based offerings of $0.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Capitalized internal-use software development costs related to our cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended March 31, 2015 and 2014, the Company amortized zero and $0.1 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three months ended March 31, 2015 and 2014.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company’s unaudited consolidated statement of comprehensive income on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units (“RSUs”), stock settled Stock Appreciation Rights (“SARs”), and Market Stock Units (“MSUs”). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company’s relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of March 31, 2015 and December 31, 2014, respectively, (in thousands):

Award type	March 31, 2015	December 31, 2014
Stock options	925	961
Restricted stock units (time based)	2,171	1,830
Restricted stock units (performance based)	32	34
Stock appreciation rights	621	673
Market stock units	563	444

Stock options, time based RSUs and SARs vest ratably between one and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index (“Index”) over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three month period ended March 31, 2015 and 2014.

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

The weighted average assumptions used to value the MSUs granted during the three months ended March 31, 2015 were as follows:

March 31, 2015
Volatility	42.06%
Risk-free interest rate	0.89%
Expected option life in years	2.95
Dividend yield	—

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

Short-term investments
The Company's investments are available-for-sale commercial paper that are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of March 31, 2015.

Fair value measurement

The Company’s financial assets that are measured at fair value on a recurring basis consisted of $116.5 million and $135.3 million invested in treasury money market funds at March 31, 2015 and December 31, 2014, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, “Fair Value Measurement and Disclosure.”

The fair value of the Company's short-term investments which are available-for-sale commercial paper was $12.5 million as of March 31, 2015. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized loss related to the short-term investments for the quarter ended March 31, 2015.

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

Credit Facility

As of March 31, 2015, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the condensed consolidated balance sheets. For each of the three months ended March 31, 2015 and 2014, $12,500 of debt issuance cost amortization is included in Other Expense, net in the unaudited condensed consolidated statements of comprehensive income.

Income taxes

The Company recorded an income tax provision (benefit) for the three months ended March 31, 2015 and 2014 of $0.1 million and $(0.6) million primarily related to foreign income taxes and state taxes not based on net income. The effective tax rate for the three months ended March 31, 2015 and 2014 was (1)% and 6%, respectively. The income tax rates vary from the Federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, foreign and state taxes. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rates during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

The Internal Revenue Service is currently examining the Company’s 2009 R&E credit, and at the present time, there is no indication of the potential outcome. The Company is not aware of any other significant audits in progress at this time.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance will be effective for fiscal year 2017, including interim periods within that reporting period, using one of two prescribed retrospective methods. No early adoption is permitted. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on their consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, "Simplifying the Presentations of Debt Issuance Costs", which requires debt issuance cost to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheets or related disclosures.

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014, that are of significance or potential significance to the Company.

3. Business Combinations

PROS France SAS

In October 2013, the Company entered into a tender offer agreement with PROS France, previously known as Cameleon Software SA ("Cameleon"), indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon in an all cash tender offer. In January 2014, the Company announced that the initial tender offer for Cameleon was successful and upon completion of the initial tender offer, the Company controlled 81.7% of Cameleon’s common stock and 94.0% of Cameleon’s outstanding warrants, inclusive of the commitments from Cameleon's management regarding their Cameleon free shares. As a result of shares purchased by the Company in the market following the completion of the initial tender, the exercise of Cameleon warrants in July 2014, and the completion of a second tender in November 2014, the Company now controls 100.0% of Cameleon's common stock. The Company acquired Cameleon for total cash consideration of approximately $32 million, net of cash acquired.

During the three months ended March 31, 2015 and 2014, the Company incurred acquisition-related costs of zero and $0.7 million, respectively, consisting primarily of the cost for the retention of key employees, advisory and legal fees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at January 8, 2014.

The final allocation of the purchase price for Cameleon is as follows (in thousands):

Cash and cash equivalents	$7,086
Accounts receivables	10,395
Prepaid and other assets	1,418
Intangible assets	18,653
Goodwill	15,717
Accounts payable and accrued liabilities	(12,539)
Deferred revenue	(5,392)
Non-controlling interest	(6,204)
Net assets acquired	$29,134

The following are the identifiable intangible assets acquired (in thousands) and their respective useful lives:

		Useful Life
	Amount	(years)
Trade Name	$1,020	8
Customer Relationships	1,455	2-5
Maintenance Relationships	3,808	8
Developed Technology	11,147	7
Other	1,223	2
Total	$18,653

In performing the purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analysis of historical financial performance, and estimates of future cash flows from Cameleon's products and services. The allocation resulted in acquired intangible assets of $18.7 million. The acquired intangible assets consisted of developed technology, customer and maintenance relationships, a trade name and other intangible assets and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $5.4 million was ascribed using a cost-plus profit approach.

Liabilities assumed include $2.7 million related to the Company's offer to pay an additional €0.15 per share cash premium to the Cameleon stock and warrant holders tendering their shares and warrants in the initial tender offer if the Company acquired at least 95% of the share capital and voting rights of Cameleon on a fully diluted basis on or before December 31, 2014. The Company recorded this liability at fair value as the Company expected to meet this threshold prior to December 31, 2014 and ultimately settled the contingent liability related to the share premium in December 2014 for $2.2 million. In addition, the net assets acquired include contingent consideration of $1.4 million related to the committed purchase of free shares owned by Cameleon management.

Goodwill of $15.7 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company’s complementary products will significantly broaden the Company’s CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead is tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

SignalDemand, Inc.

In December 2013, the Company acquired SignalDemand, Inc. for total cash consideration of $13.5 million. All of the assets acquired and the liabilities assumed in the transaction were recognized at their acquisition date fair values at December 16, 2013, which included $7.2 million of goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Cameleon, on a pro forma basis, as though the Company had acquired Cameleon on January 1, 2013. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Three months ended March 31,
(in thousands, except earnings per share)	2015	2014
Total revenue	$43,679	$41,165
Net loss attributable to PROS Holdings, Inc.	(14,230)	(8,587)
Earnings per share - basic and diluted	$(0.48)	$(0.30)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net loss attributable to PROS Holdings, Inc.	$(14,230)	$(8,455)
Denominator:
Weighted average shares (basic)	29,375	28,668
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	29,375	28,668
Basic earnings per share	$(0.48)	$(0.29)
Diluted earnings per share	$(0.48)	$(0.29)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2,181,559 and 2,150,629 for the three months ended March 31, 2015 and 2014, respectively. Basic shares were used to calculate loss per share for the three months ended March 31, 2015 and 2014.

Since the Company will settle the principal amount of our Senior Notes (see Note 6) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 per share.

5. Noncash Share-based Compensation

During the three months ended March 31, 2015, the Company granted 892,250 shares of RSUs with a weighted average grant-date fair value of $25.74 per share. The Company granted 131,400 MSUs with a weighted average grant-date fair value of $32.45 to certain executive employees during the three months ended March 31, 2015. These MSUs vest on January 1, 2018 and March 3, 2018, respectively, and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the three months ended March 31, 2015.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Share-based compensation:
Cost of revenue	$1,013	$722
Operating expenses:
Selling and marketing	2,032	1,189
General and administrative	3,348	1,483
Research and development	1,352	965
Total included in operating expenses	6,732	3,637
Total share-based compensation expense	$7,745	$4,359

In January 2015, the number of shares available for issuance increased by 900,000 to 9,068,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of March 31, 2015, 866,037 shares remained available for issuance under the 2007 Stock Plan.

At March 31, 2015, the Company had an estimated $63.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan (“ESPP”) which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the quarter ended March 31, 2015, the Company issued 14,793 shares under the ESPP. As of March 31, 2015, 471,815 shares remain authorized and available for issuance under the ESPP. As of March 31, 2015, the Company held approximately $0.2 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

6. Convertible Senior Notes

2.0% Convertible Senior Notes Due December 1, 2019

In December 2014, the Company issued $143.8 million aggregate principal amount of 2% convertible Senior Notes (the "Senior Notes") due December 1, 2019, unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015.

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

As of March 31, 2015, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability component:
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(31,864)	(33,302)
Net carrying amount	$111,886	$110,448

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

Three Months Ended March 31, 2015
2.0% coupon	$719
Amortization of debt issuance costs	195
Amortization of debt discount	1,271
Total	$2,185

As of March 31, 2015, the fair value of the Senior Notes was $115.8 million. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the Senior Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the "Note Hedge"). In December 2014, the Company paid an aggregate amount of $29.4 million for the Note Hedge. The Note Hedge will expire upon maturity of the Senior Notes. The Note Hedge is intended to offset the potential dilution upon conversion of the Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion of the Senior Notes in the event that the market value per share of the Company's common stock, as measured under the Senior Notes, is greater than the strike price of the Note Hedge, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Senior Notes. The Note Hedge is a separate transaction, entered into by the Company and is not part of the Senior Notes or the Warrant, and has been accounted for as part of additional paid-in capital.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS“ and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with generally accepted accounting principles in the United States.

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

Revenue by Geography
The following geographic information is presented for the quarters ended March 31, 2015 and 2014. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	For the Three Months Ended March 31,
	2015		2014
	Revenue	Percent	Revenue	Percent
United States of America	$16,227	37%	$17,806	44%
Europe	11,895	27%	9,576	23%
The rest of the world	15,557	36%	13,531	33%
Total revenue	$43,679	100%	$40,913	100%

Opportunities, Trends and Uncertainties

The opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition are:

•
Variability in revenue. The timing of our revenue recognition varies based on the nature and requirements of our contracts.  In 2014, approximately one-half of our license revenue was recognized upon contract execution and software delivery. We expect that our future contractual arrangements will differ from historical periods, impacting the timing of revenue recognition. For example, growth in our term licenses and SaaS and cloud-based offerings will result in the deferral of revenue over the contractual term, growth in perpetual license arrangements may increase the recognition of license revenue on delivery, and a decline in perpetual license arrangements may decrease revenue in any individual quarter. In addition, a delay or deferral in a small number of large new software license transactions could cause our quarterly license revenue to fall significantly short of our expectations.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. In addition, on limited occasions, we also sold our solutions via term license or SaaS and cloud-based offerings, which defers revenue recognition. As we employ a cloud-first strategy, we expect customers will purchase a lower percentage of perpetual licenses but more subscription-based solutions such as a SaaS, cloud-based offerings, and term licenses. Following a transition period, we expect this business model will increase our recurring revenue. For 2015, we anticipate that this strategy will result in lower license revenue and total revenues than originally anticipated. However, we do not anticipate a corresponding decrease in expenses in 2015, which will adversely affect our net income and operating margins.

•
Growth opportunities. We believe the market for our big data software applications for pricing and sales effectiveness is underpenetrated. Market interest for our software has increased over the past several years providing us with growth opportunities. We have and will continue to invest in our business to more effectively address these opportunities through significant investment in professional services, research and development, sales, marketing and support functions. In addition to organic growth, we have acquired, and may continue to acquire companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and inorganic growth opportunities.

•
Managing our continued growth. Since 2012, we significantly grown our revenues and operations, including in our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies, successfully integrate the operations and personnel of companies we have acquired or may acquire, appropriately manage our expenses as we grow; enter into and maintain beneficial channel relationships; and develop new products. If we are not able to execute on these actions, our business may not grow as we anticipate.

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

•
Effective tax rate. The income tax rates vary from the Federal and State statutory rates due to the valuation allowances on the Company’s deferred tax assets and foreign withholding taxes; changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; changes in accounting and tax treatment of our equity-based compensation and the tax effects of purchase accounting for acquisitions that may cause fluctuations between reporting periods.

Results of Operations

Comparison of three months ended March 31, 2015 with three months ended March 31, 2014

Revenue:

	For the Three Months Ended March 31,
	2015		2014		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
License	$11,192	26%	$11,863	29%	$(671)	(6)%
Services	9,631	22%	12,116	30%	(2,485)	(21)%
Subscription	7,300	17%	4,313	11%	2,987	69%
Total license, services and subscription	28,123	64%	28,292	69%	(169)	(1)%
Maintenance and support	15,556	36%	12,621	31%	2,935	23%
Total revenue	$43,679	100%	$40,913	100%	$2,766	7%

License, services and subscription. License, services and subscription revenue decreased $0.2 million to $28.1 million for the three months ended March 31, 2015 from $28.3 million for the three months ended March 31, 2014, representing a 1% decrease. The decrease in total license, services and subscription revenue was the result of a $3.0 million increase in subscription revenue offset by a decrease of $2.5 million in services revenue and a $0.7 million decrease in license revenue.

License revenue decreased $0.7 million to $11.2 million for the three months ended March 31, 2015 from $11.9 million for the three months ended March 31, 2014, representing a 6% decrease. Our perpetual license revenue in a particular period is dependent upon the number of customers generating license revenue, the size of license contracts, the timing of contract execution, and whether license revenue is recognized upon software delivery or over the implementation period using the percentage of completion method. The decrease in license revenue was primarily attributable to a decrease of $1.2 million in license revenue recognized upon software delivery due to a larger mix of subscription business closed during the quarter. We recognized $2.8 million and $4.0 million of license revenue upon software delivery for the three months ended March 31, 2015 and 2014, respectively.

Services revenue decreased $2.5 million to $9.6 million for the three months ended March 31, 2015 from $12.1 million for the three months ended March 31, 2014, representing a 21% decrease. The $2.5 million decrease in services revenue was primarily attributable to several implementations with significant professional services that were completed in 2014 and to a lesser extent recent implementations requiring smaller amounts of professional services and lower effective man-day rates. The total number of customers generating services revenue was 135 for the three months ended March 31, 2015, as compared to 114 in the corresponding period in 2014, an increase of 18%.

Subscription revenue increased $3.0 million to $7.3 million for the three months ended March 31, 2015 from $4.3 million for the three months ended March 31, 2014, representing a 69% increase. The $3.0 million increase in subscription revenue was primarily attributable to several subscription contracts with deferred revenue for which the implementation was completed and subscription revenue commenced in late 2014 and to an increase in the number of private-cloud customers. The total number of customers generating subscription revenue was 83 for the three months ended March 31, 2015, as compared to 64 in the corresponding period in 2014, an increase of 30%.

Maintenance and support. Maintenance and support revenue increased $2.9 million to $15.6 million for the three months ended March 31, 2015 from $12.6 million for the three months ended March 31, 2014, representing a 23% increase. The $2.9 million increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services as a result of customers licensing our software.

Cost of revenue and gross profit:

	For the Three Months Ended March 31,
	2015		2014		Variance
(Dollars in thousands)	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	$	%
Cost of license	$50	—%	$63	1%	$(13)	(21)%
Cost of services	8,939	93%	9,556	79%	(617)	(6)%
Cost of subscription	3,075	42%	2,168	50%	907	42%
Total cost of license, services and subscription	12,064	43%	11,787	42%	277	2%
Cost of maintenance and support	2,937	19%	2,759	22%	178	6%
Total cost of revenue	15,001	34%	14,546	36%	455	3%
Gross profit	$28,678	66%	$26,367	64%	$2,311	9%

Cost of license. Cost of license consists of third-party fees for licensed software. Cost of license was $0.1 million for the three months ended March 31, 2015 and 2014. License gross profit percentages for the three months ended March 31, 2015 and 2014, were 100% and 99%, respectively, as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services decreased $0.6 million to $8.9 million for the three months ended March 31, 2015 from $9.6 million for the three months ended March 31, 2014, representing a 6% decrease. The decrease was primarily attributable to a $0.5 million decrease in personnel costs used in our software implementations and $0.1 million of other overhead expenses. Services gross profit percentages for the three months ended March 31, 2015 and 2014, were 7% and 21%, respectively. The percent decrease in services gross profit was primarily driven by the the completion of several implementations in 2014 with above average man-day rates and lower services utilization in the quarter ended March 31, 2015. Service margins can vary from period to period depending on different factors, including the utilization of our professional services personnel and any additional headcount needed to support anticipated future implementations.

Cost of subscription. Cost of subscription increased $0.9 million to $3.1 million for the three months ended March 31, 2015 from $2.2 million for the three months ended March 31, 2014, representing a 42% increase. The increase was primarily attributable to a $0.5 million increase in infrastructure costs to support our subscription customer base and a $0.4 million increase of personnel costs commensurate with our subscription revenue growth. Subscription gross profit percentages for the three months ended March 31, 2015 and 2014, were 58% and 50%, respectively.

Cost of maintenance and support. Cost of maintenance and support increased $0.2 million to $2.9 million for the three months ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014, representing a 6% increase. The increase in cost of maintenance and support was primarily attributable to an increase of $0.2 million of personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. Maintenance and support gross margins were 81% and 78% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Operating expenses:

	For the Three Months Ended March 31,
	2015		2014		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Selling and marketing	$18,193	42%	$14,206	35%	$3,987	28%
General and administrative	10,598	24%	8,249	20%	2,349	28%
Research and development	11,610	27%	11,022	27%	588	5%
Acquisition-related	—	—%	1,390	3%	(1,390)	(100)%
Total operating expenses	$40,401	92%	$34,867	85%	$5,534	16%

Selling and marketing expenses. Selling and marketing expenses increased $4.0 million to $18.2 million for the three months ended March 31, 2015 from $14.2 million for the three months ended March 31, 2014, representing a 28% increase. The increase was attributable to an increase of $2.4 million of personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount in sales and marketing to support our current and future growth objectives. Included in the increase in personnel costs was an increase of $0.8 million of noncash share-based compensation and $0.2 million in sales commissions. The remaining increase of $1.6 million related to non-personnel costs which included an increase of $1.2 million in sales and marketing events, $0.6 million in travel, partially offset by a decrease of $0.2 in recruiting expenses.

General and administrative expenses. General and administrative expenses increased $2.3 million to $10.6 million for the three months ended March 31, 2015 from $8.2 million for the three months ended March 31, 2014, representing a 28% increase. The increase was attributable to an increase of $2.5 million of personnel costs, which was primarily related to an acceleration of noncash share-based compensation expense of $1.1 million due to the change in employment status for our former Chief Financial Officer. Personnel costs, which include our employees and third party contractors, also increased as a result of an increase in headcount in general and administrative to support our current and future growth objectives. The increase in personnel cost was partially offset by a decrease in non-personnel cost of $0.2 million, which primarily included a $0.4 million decrease in bad debt expense as a result of a one-time customer bankruptcy recovery partially offset by an increase of $0.2 million in recruiting expenses.

Research and development expenses. Research and development expenses increased $0.6 million to $11.6 million for the three months ended March 31, 2015 from $11.0 million for the three months ended March 31, 2014, representing a 5% increase. The increase was attributable to an increase of $0.3 million of personnel costs which was due primarily to an increase in noncash share based compensation expense. The remaining increase of $0.3 million was primarily attributable to facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were zero and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Acquisition-related expenses in 2014 consisted primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of PROS France SAS, previously known as Cameleon Software SA ("Cameleon"), and SignalDemand.

Other expense, net:

	For the Three Months Ended March 31,
	2015		2014		Variance
(Dollars in thousands)	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	$	%
Convertible debt interest and amortization	$(2,185)	5%	$—	—%	$(2,185)	nm
Other expense, net	$(212)	—%	$(972)	2%	$760	nm

Convertible debt interest and amortization. The convertible debt expense related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net consists of interest income on our cash and cash equivalents, interest expense, debt issuance cost amortization on the Revolver and foreign currency exchange gains and losses on transactions denominated in currencies other than our functional currency. Other expense, net decreased by $0.8 million during the three months ended March 31, 2015, primarily due to net decreases in foreign currency losses during the period, including foreign currency losses on the restricted cash used for the acquisition of Cameleon recognized in 2014.

Income tax provision (benefit):

	For the Three Months Ended March 31,		Variance
(Dollars in thousands)	2015	2014	$	%
Effective tax rate	(1)%	6%	n/a	(7)%
Income tax provision (benefit)	$110	$(560)	$670	(120)%

Income tax provision (benefit). Our income tax provision was $0.1 million for the three months ended March 31, 2015 as compared to a benefit of $0.6 million for the three months ended March 31, 2014. The $0.1 million tax provision for the three months ended March 31, 2015 only includes foreign taxes and state taxes not based on net income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on the Company’s deferred tax assets.

Our effective tax rate was (1)% and 6% for the three months ended March 31, 2015 and 2014, respectively. The income tax rates vary from the Federal and state statutory rates due to the valuation allowances on the Company’s deferred tax assets, foreign and state taxes. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rates during a particular quarter.

Liquidity and Capital Resources

Liquidity

At March 31, 2015, we had $141.7 million of cash and cash equivalents and $146.5 million of working capital as compared to $161.0 million of cash and cash equivalents and $151.9 million of working capital at December 31, 2014.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. To supplement our overall liquidity position, during the quarter ended December 31, 2014, we issued the Senior Notes. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to the sale of our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash and cash equivalent balances, including funds provided by the issuance of our Senior Notes, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Senior Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our nonsoftware related SaaS and cloud-based services, our potential strategic expansion, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash (used in) provided by operating activities	$(1,434)	$3,409
Net cash (used in) provided by investing activities	(13,715)	12,806
Net cash used in financing activities	(4,196)	(13,812)
Cash and cash equivalents (beginning of period)	161,019	44,688
Cash and cash equivalents (end of period)	$141,660	$47,040

Net cash (used in) provided by operating activities. Net cash used in operating activities for the three months ended March 31, 2015 was $1.4 million compared to net cash provided by operating activities of $3.4 million for the three months ended March 31, 2014. The $4.8 million decrease was primarily due to a $5.3 million decrease in net income and the net impact of working capital changes.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $13.7 million for the three months ended March 31, 2015 compared to net cash provided by investing activities of $12.8 million for the three months ended March 31, 2014. The increase in net cash used in investing activities for the three months ended March 31, 2015 as compared to the corresponding period in 2014 was primarily due to purchases of short-term investments of $12.5 million whereas the net cash provided by investing activities in the first quarter of 2014 was primarily due to an increase of $37.2 million in restricted cash related to the Cameleon acquisition.

Net cash used in financing activities. Net cash used in financing activities was $4.2 million for the three months ended March 31, 2015 compared to $13.8 million for the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 as compared to the corresponding period in 2014 was primarily the result of a decrease of $7.7 million in tax withholding primarily related to no net share settlements of market stock units in 2015, a decrease of $2.7 million of cash used to purchase additional common shares of Cameleon, and a $0.7 million decrease for the exercise of stock options.

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

Credit facility

As of March 31, 2015, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For each of the three months ended March 31, 2015 and 2014, $12,500 of debt issue cost amortization are included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of March 31, 2015.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2015 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France SAS. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company’s single most significant foreign currency exposure, would have changed revenue for the three months ended March 31, 2015 by approximately $0.3 million. In addition, we have operating subsidiaries in the United Kingdom, Canada and Germany. However, due to the relatively low volume of payments made and received by the Company through its foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Company’s Revolver. As of March 31, 2015, the Company had no borrowings under the Revolver.

Our investment portfolio mainly consists of short-term interest-bearing obligations, including government and investment grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment strategy is focused on the preservation of capital and supporting our working capital requirements. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of March 31, 2015, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates or interest rates change.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2015. Based on our evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2015, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

10.1+	Third Amended and Restated Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Charles H. Murphy, dated as of January 6, 2015.		8-K		1/8/2015

10.2+	Offer Letter by and between PROS, Inc. and Stefan Schulz, dated as of January 15, 2015.		8-K		1/20/2015

10.3+	Employment Agreement by and between PROS, Inc., PROS Holdings, Inc. and Stefan B. Schulz, dated as of March 3, 2015.		8-K		3/5/2015

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

May 7, 2015	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2015	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)