Form 10-Q
period 2015-06-30
PROS Holdings, Inc.
filed 2015-08-06
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 29,628,433 as of August 3, 2015.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: our ability to execute on our revenue strategy shift to cloud-first, the license and subscription revenues generated by our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, short-term investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our belief that we will successfully integrate our acquisitions; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as, but not limited to, “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$145,831	$161,019
Short-term investments	11,197	—
Accounts and unbilled receivables, net of allowance of $934 and $868, respectively	60,213	71,095
Prepaid and other current assets	7,263	8,075
Restricted cash - current	100	100
Total current assets	224,604	240,289
Property and equipment, net	15,785	15,788
Intangibles, net	17,000	20,195
Goodwill	20,614	21,563
Other long-term assets	1,520	2,290
Total assets	$279,523	$300,125
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$9,350	$10,564
Accrued liabilities	5,213	5,355
Accrued payroll and other employee benefits	8,830	15,154
Deferred revenue	58,830	57,313
Total current liabilities	82,223	88,386
Long-term deferred revenue	4,384	1,121
Convertible debt, net	113,361	110,448
Other long-term liabilities	1,035	1,171
Total liabilities	201,003	201,126
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,017,657 and 33,477,810 shares issued, respectively; 29,600,072 and 29,060,225 shares outstanding, respectively	35	34
Additional paid-in capital	145,562	134,375
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(49,121)	(19,223)
Accumulated other comprehensive loss	(4,018)	(2,249)
Total stockholders' equity	78,520	98,999
Total liabilities and stockholders' equity	$279,523	$300,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
License	$9,392	$12,332	$20,584	$24,195
Services	10,196	13,079	19,827	25,195
Subscription	6,780	5,813	14,080	10,126
Total license, services and subscription	26,368	31,224	54,491	59,516
Maintenance and support	15,321	13,144	30,877	25,765
Total revenue	41,689	44,368	85,368	85,281
Cost of revenue:
License	141	64	191	127
Services	8,987	9,798	17,926	19,354
Subscription	3,150	2,324	6,225	4,492
Total license, services and subscription	12,278	12,186	24,342	23,973
Maintenance and support	3,452	2,567	6,389	5,326
Total cost of revenue	15,730	14,753	30,731	29,299
Gross profit	25,959	29,615	54,637	55,982
Operating expenses:
Selling and marketing	17,978	15,394	36,171	29,600
General and administrative	9,562	8,873	20,160	17,122
Research and development	11,287	10,510	22,897	21,532
Acquisition-related	—	579	—	1,969
Impairment charge	—	2,130	—	2,130
Loss from operations	(12,868)	(7,871)	(24,591)	(16,371)
Convertible debt interest and amortization	(2,223)	—	(4,408)	—
Other expense, net	(207)	(571)	(419)	(1,543)
Loss before income tax provision	(15,298)	(8,442)	(29,418)	(17,914)
Income tax provision (benefit)	370	(1,240)	480	(1,800)
Net loss	(15,668)	(7,202)	(29,898)	(16,114)
Net loss attributable to non-controlling interest	—	(206)	—	(663)
Net loss attributable to PROS Holdings, Inc.	(15,668)	(6,996)	(29,898)	(15,451)
Net loss per share attributable to PROS Holdings, Inc.:
Basic	$(0.53)	$(0.24)	$(1.01)	$(0.54)
Diluted	$(0.53)	$(0.24)	$(1.01)	$(0.54)
Weighted average number of shares:
Basic	29,565	28,958	29,470	28,813
Diluted	29,565	28,958	29,470	28,813
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	788	203	(1,766)	177
Unrealized loss on available-for-sale securities, net of tax	(1)	—	(3)	—
Other comprehensive income (loss), net of tax	787	203	(1,769)	177
Comprehensive loss	(14,881)	(6,999)	(31,667)	(15,937)
Comprehensive loss attributable to non-controlling interest	—	(186)	—	(643)
Comprehensive loss attributable to PROS Holdings, Inc.	$(14,881)	$(6,813)	$(31,667)	$(15,294)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(29,898)	$(16,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,771	5,416
Amortization of debt discount and issuance costs	2,971	—
Share-based compensation	14,750	10,396
Deferred income tax, net	116	—
Provision for doubtful accounts	66	(244)
Impairment charge	—	2,130
Changes in operating assets and liabilities:
Accounts and unbilled receivables	10,817	(4,771)
Prepaid expenses and other assets	1,508	(3,780)
Accounts payable and other liabilities	(1,715)	122
Accrued liabilities	129	371
Accrued payroll and other employee benefits	(6,324)	(1,753)
Deferred revenue	4,786	(859)
Net cash provided by (used in) operating activities	1,977	(9,086)
Investing activities:
Purchases of property and equipment	(1,850)	(4,520)
Acquisition of PROS France, net of cash acquired	—	(22,048)
Capitalized internal-use software development costs	(233)	(1,623)
Change in restricted cash	—	37,218
Purchases of short-term investments	(31,200)	—
Proceeds from maturities of short-term investments	20,000	—
Net cash (used in) provided by investing activities	(13,283)	9,027
Financing activities:
Exercise of stock options	767	1,091
Proceeds from employee stock plans	382	—
Tax withholding related to net share settlement of restricted stock units	(4,728)	(12,319)
Payments of notes payable	(159)	—
Debt issuance costs related to convertible debt	(408)	—
Increase in PROS' ownership in PROS France	—	(3,410)
Net cash used in financing activities	(4,146)	(14,638)
Effect of foreign currency rates on cash	264	43
Net change in cash and cash equivalents	(15,188)	(14,654)
Cash and cash equivalents:
Beginning of period	161,019	44,688
End of period	$145,831	$30,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (the "Company"), provides big data software applications that are designed to help companies outperform in their markets by using data to sell more effectively. The Company applies data science to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. The Company offers big data cloud solutions to analyze, execute, and optimize sales, pricing, quoting, rebates and revenue management. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers to receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its big data software applications to enterprises across a range of industries, including manufacturing, distribution, services, and travel.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Annual Report") filed with the SEC. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These changes did not impact the results of operations, cash flows, or financial position of the Company.

In addition, in connection with the preparation of the Company's financial statements for the year ended December 31, 2014, the Company revised the classification of the amortization expense of developed technology arising from acquisitions. The amortization expense was previously recorded within research and development expenses as a component of operating expenses and was reclassified as a component of cost of revenue. Accordingly, the Condensed Consolidated Statements of Comprehensive Income were adjusted for the three and six months ended June 30, 2014 to increase cost of revenue and reduce gross profit by $0.6 million and $1.1 million, respectively. Research and development expenses were reduced by the same adjustments resulting in no change to reported net income attributable to the Company or basic or diluted net earnings attributable to common stock per share. The revision was not deemed material to the Condensed Consolidated Statements of Comprehensive Income.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of PROS France SAS, formerly known as Cameleon Software SA ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity.

Dollar amounts

The dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars, except per share amounts, or as noted within the context of each footnote disclosure.

Use of estimates

The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation and amortization, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to the estimates and judgments are discussed in the Company's Annual Report under management's discussion and analysis of financial condition and results of operations. There have been no significant changes to the Company's critical accounting policies as described in the Company's Annual Report.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. The Company also offers software-as-a-service ("SaaS") and cloud-based services that do not require customers to host our solutions in their data centers. This SaaS and cloud-based component of our revenues is currently growing at a faster rate than our license revenue. The Company's arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

The Company's customer arrangements typically contain multiple elements that include software license, professional services and post-implementation maintenance and support. For multiple element arrangements containing our nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence ("TPE"), or best estimate of selling price ("BESP"), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

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

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company's estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company's preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's condensed consolidated statements of operations.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third party contractor expenses associated with internal-use software configuration, coding, installation and testing. The Company capitalized internal-use software development costs related to cloud-based offerings of $0.1 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and six months ended June 30, 2015, the Company amortized no capitalized internal-use software development costs. For the three and six months ended June 30, 2014, the Company amortized $0.2 million and $0.3 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2015. During the quarter ended June 30, 2014, the Company recorded a $2.1 million impairment charge related to internally developed software. The impairment resulted from a reduction of projected cash flows for a product group based on revisions to our projections during the quarter and was recorded to reduce the carrying value to fair value. This reflected changes to our plans for this product group in connection with the integration of our acquisitions. Other than such impairment charge, the Company recorded no other impairment charges during the six months ended June 30, 2014.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs"), and Market Stock Units ("MSUs"). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of June 30, 2015 and December 31, 2014, respectively, (in thousands):

Award type	June 30, 2015	December 31, 2014
Stock options	868	961
Restricted stock units (time based)	2,104	1,830
Restricted stock units (performance based)	32	34
Stock appreciation rights	606	673
Market stock units	563	444

Stock options, time based RSUs and SARs vest ratably between one and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three month period ended June 30, 2015 and 2014.

The fair value of the RSUs is based on the closing price of the Company's stock on the date of grant.

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

The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2015 were as follows:

June 30, 2015
Volatility	42.06%
Risk-free interest rate	0.89%
Expected option life in years	2.95
Dividend yield	—

Earnings per share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company's outstanding stock options, stock appreciation rights and restricted stock units are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

Short-term investments

The Company's investments are available-for-sale commercial paper and certificates of deposit that are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of June 30, 2015.

Fair value measurement

The Company's financial assets that are measured at fair value on a recurring basis consisted of $122.9 million and $135.3 million invested in treasury money market funds at June 30, 2015 and December 31, 2014, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's short-term investments which is comprised of available-for-sale commercial paper and certificates of deposit was $11.2 million as of June 30, 2015. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized loss related to the short-term investments for the three and six months ended June 30, 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and six months ended June 30, 2015.

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

Credit Facility

As of June 30, 2015, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the condensed consolidated balance sheets. For each of the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

Income taxes

The Company recorded an income tax provision of $0.4 million and $0.5 million for the three and six months ended June 30, 2015, respectively, primarily related to foreign income taxes, state taxes not based on pre-tax income, and acquisition-related tax amortization. The Company recorded an income tax benefit of $1.2 million and $1.8 million for the three and six months ended June 30, 2014, respectively, primarily related to the Company’s pre-tax loss for the period partially offset by nondeductible officers’ compensation. The effective tax rate for the three months ended June 30, 2015 and 2014 was (2)% and 15%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was (2)% and 10%, respectively. The income tax rates vary from the Federal and state statutory rates primarily due to valuation allowances on the Company's deferred tax assets, the limitation on the deductibility of certain officers' compensation, and foreign and state taxes. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company's deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

The Internal Revenue Service is currently examining the Company's 2009 R&E credit and, at the present time, there is no indication of the potential outcome. The Company is not aware of any other significant audits in progress at this time.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance will be effective for fiscal year 2017, including interim periods within that reporting period, using one of two prescribed retrospective methods. No early adoption is permitted. In July 2015, the FASB approved a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on their consolidated financial statements and related disclosures.

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

With the exception of the new revenue standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Business Combinations

PROS France SAS (formerly Cameleon Software SA)

In October 2013, the Company entered into a tender offer agreement with Cameleon Software SA (now PROS France, and referred to in this subsection 3 as "Cameleon"), indicating the Company's intent to acquire that company through the tender offer for all of its outstanding share capital in an all-cash tender offer. In January 2014, the Company announced that the initial tender offer for Cameleon was successful and upon completion of the initial tender offer, the Company controlled 81.7% of Cameleon's common stock and 94.0% of Cameleon's outstanding warrants, inclusive of the commitments from Cameleon's management regarding their free shares. As a result of shares purchased by the Company in the market following the completion of the initial tender, the exercise of warrants in July 2014, and the completion of a second tender in November 2014, the Company now controls 100.0% of Cameleon's common stock. The Company acquired Cameleon for total cash consideration of approximately $32 million, net of cash acquired.

During the three and six months ended June 30, 2015, the Company incurred no acquisition-related costs. During the three and six months ended June 30, 2014, the Company incurred $0.3 million and $1.0 million , respectively, consisting primarily of the cost for the retention of key employees, advisory and legal fees.

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

Goodwill of $15.7 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company's complementary products will significantly broaden the Company's CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company's direct sales force and larger channel coverage, significant cross selling opportunities. Goodwill of $5.8 million is expected to be currently deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but instead is tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

SignalDemand, Inc.

In December 2013, the Company acquired SignalDemand, Inc. ("SignalDemand") for total cash consideration of $13.5 million. All of the assets acquired and the liabilities assumed in the transaction were recognized at their acquisition date fair values at December 16, 2013, which included $7.2 million of goodwill.

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

	Three months ended June 30,	Six months ended June 30,
(in thousands, except earnings per share)	2014	2014
Total revenue	$44,368	$85,533
Net loss attributable to PROS Holdings, Inc.	(6,996)	(15,583)
Earnings per share - basic and diluted	$(0.24)	$(0.54)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss attributable to PROS Holdings, Inc.	$(15,668)	$(6,996)	$(29,898)	$(15,451)
Denominator:
Weighted average shares (basic)	29,565	28,958	29,470	28,813
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	29,565	28,958	29,470	28,813
Basic loss per share	$(0.53)	$(0.24)	$(1.01)	$(0.54)
Diluted loss per share	$(0.53)	$(0.24)	$(1.01)	$(0.54)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.2 million and 1.9 million for the three months ended June 30, 2015 and 2014, respectively, and 2.1 million and 1.9 million for the six months ended June 30, 2015 and 2014. Basic shares were used to calculate loss per share for the three and six months ended June 30, 2015 and 2014.

Since the Company intends to settle the principal amount of our Senior Notes (see Note 6) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 per share.

5. Noncash Share-based Compensation

During the three months ended June 30, 2015, the Company granted 44,480 shares of RSUs with a weighted average grant-date fair value of $20.10 per share. The Company did not grant any stock options, SARs or MSUs during the three months ended June 30, 2015.

During the six months ended June 30, 2015, the Company granted 936,730 shares of RSUs with a weighted average grant-date fair value of $25.47 per share. The Company granted 131,400 MSUs with a weighted average grant-date fair value of $32.45 to certain executive employees during the six months ended June 30, 2015. These MSUs vest on January 1, 2018 and March 3, 2018, respectively, and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the six months ended June 30, 2015.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation:
Cost of revenue	$1,031	$959	$2,044	$1,681
Operating expenses:
Selling and marketing	2,280	1,736	4,312	2,925
General and administrative	2,372	2,034	5,720	3,517
Research and development	1,322	1,216	2,674	2,181
Total included in operating expenses	5,974	4,986	12,706	8,623
Total share-based compensation expense	$7,005	$5,945	$14,750	$10,304

In January 2015, the number of shares available for issuance increased by 900,000 to 9,068,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of June 30, 2015, 898,412 shares remained available for issuance under the 2007 Stock Plan.

At June 30, 2015, the Company had an estimated $56.4 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the quarter ended June 30, 2015, the Company issued no shares under the ESPP. As of June 30, 2015, 471,815 shares remain authorized and available for issuance under the ESPP. As of June 30, 2015, the Company held approximately $0.5 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

The Senior Notes are governed by an Indenture between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Senior Notes are the Company's general unsecured obligations and will rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Senior Notes, will rank equally in right of payment with all of Company's existing and future liabilities that are not so subordinated, will be effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

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

As of June 30, 2015, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability component:
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(30,389)	(33,302)
Net carrying amount	$113,361	$110,448

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
2.0% coupon	$719	$1,438
Amortization of debt issuance costs	198	393
Amortization of debt discount	1,306	2,577
Total	$2,223	$4,408

As of June 30, 2015, the fair value of the Senior Notes was $110.4 million. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS“ and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with generally accepted accounting principles in the United States.

This management's discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations set forth in our Annual Report.

Overview

PROS provides big data software applications designed to help companies outperform in their markets by using data to sell more effectively. We apply years of data science experience to unlock buying patterns and preferences within transaction data to reveal which opportunities are most likely to close, which offers are most likely to sell and which prices are most likely to win. PROS offers cloud solutions to analyze, execute and optimize sales, pricing, quoting, rebates and revenue management. We also provide professional services to implement our software applications, as well as business consulting. Since inception, PROS has completed over 800 implementations of our solutions across more than 40 industries in more than 55 countries.

Revenue by Geography
The following geographic information is presented for the three and six months ended June 30, 2015 and 2014. PROS categorizes geographic revenues based on the location of the customer's headquarters.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$17,247	41%	$21,050	47%	$33,474	39%	$38,856	46%
Europe	9,994	24%	11,581	26%	21,889	26%	21,157	25%
The rest of the world	14,448	35%	11,737	27%	30,005	35%	25,268	29%
Total revenue	$41,689	100%	$44,368	100%	$85,368	100%	$85,281	100%

Opportunities, Trends and Uncertainties

The opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition are:

•
Variability in revenue. The timing of our revenue recognition varies based on the nature and requirements of our contracts.  In 2014, approximately one-half of our contracts were for perpetual licenses, which enabled us to recognize the associated license revenue upon contract execution and software delivery. In conjunction with our cloud-first announcement earlier this year, we expect to have an increasing number of subscription contracts, which will result in less license revenue recognized upon contract execution and software delivery in 2015. As we continue to emphasize our SaaS and cloud-based offerings over perpetual offerings, near term year over year comparisons will likely be muted due to the differences in revenue recognition. Over time, we expect the revenue impact of our shift to cloud-first to adjust, and year over year comparisons will become more comparable and favorable.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. In addition, on limited occasions, we also sold our solutions via term license or SaaS and cloud-based offerings, which defers revenue recognition. In connection with our recently announced cloud-first strategy, we expect customers will purchase a lower percentage of perpetual licenses but more subscription-based solutions such as SaaS, cloud-based offerings and term licenses. Following a transition period, we expect this business model will increase our recurring revenue. For 2015, we anticipate that this strategy will result in lower license revenue and total revenues than originally anticipated. However, we do not anticipate a corresponding decrease in expenses in 2015, which will adversely affect our net income and operating margins.

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

•
Managing our continued growth. Since 2012, we have significantly grown our revenues and operations, including our sales and marketing personnel. Our continued success depends on, among other things, our ability to successfully recruit, train and retain personnel to execute our sales and marketing strategies; to execute on our recently announced cloud-first strategy; successfully integrate the operations and personnel of companies we have acquired or may acquire; appropriately manage our expenses as we grow; enter into and maintain beneficial channel relationships; and develop new products. If we are not able to execute on these actions, our business may not grow as we anticipate.

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

•
Effective tax rate. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on our deferred tax assets and foreign withholding taxes; changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; differences in accounting and tax treatment of our equity-based compensation and the tax effects of purchase accounting for acquisitions.

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income as a percentage of total revenues for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
License	23%	28%	24%	28%
Services	24	29	23	30
Subscription	16	13	16	12
Total license, services and subscription	63	70	64	70
Maintenance and support	37	30	36	30
Total revenue	100	100	100	100
Cost of revenue:
License	—	—	—	—
Services	22	22	21	23
Subscription	8	5	7	5
Total cost of license, services and subscription	29	27	29	28
Maintenance and support	8	6	7	6
Total cost of revenue	38	33	36	34
Gross profit	62	67	64	66
Operating Expenses:
Selling and marketing	43	35	42	35
General and administrative	23	20	24	20
Research and development	27	24	27	25
Acquisition-related	—	1	—	2
Impairment charge	—	5	—	2
Total operating expenses	93	84	93	85
Convertible debt interest and amortization	(5)	—	(5)	—
Other expense, net	—	(1)	—	(2)
Loss before income tax provision	(37)	(19)	(34)	(21)
Income tax provision (benefit)	1	(3)	1	(2)
Net loss	(38)	(16)	(35)	(19)
Net loss attributable to non-controlling interest	—	—	—	(1)
Net loss attributable to PROS Holdings, Inc.	(38)%	(16)%	(35)%	(18)%

Revenue:

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
License	$9,392	$12,332	$(2,940)	(24)%	$20,584	$24,195	$(3,611)	(15)%
Services	10,196	13,079	(2,883)	(22)%	19,827	25,195	(5,368)	(21)%
Subscription	6,780	5,813	967	17%	14,080	10,126	3,954	39%
Total license, services and subscription	26,368	31,224	(4,856)	(16)%	54,491	59,516	(5,025)	(8)%
Maintenance and support	15,321	13,144	2,177	17%	30,877	25,765	5,112	20%
Total revenue	$41,689	$44,368	$(2,679)	(6)%	$85,368	$85,281	$87	—%

License revenue. For the three months ended June 30, 2015, license revenue decreased $2.9 million to $9.4 million from $12.3 million for the three months ended June 30, 2014, representing a 24% decrease. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, we expect that customers will be purchasing a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and cloud-based offerings, resulting in lower future license revenue. This shift resulted in a decrease of $1.8 million in license revenue recognized upon software delivery. We recognized $3.9 million and $5.7 million of license revenue upon software delivery for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 license revenue decreased $3.6 million to $20.6 million, from $24.2 million for the six months ended June 30, 2014, representing a 15% decrease. The decrease in license revenue was primarily attributable to a decrease of $3.0 million in license revenue recognized upon software delivery. We recognized $6.7 million and $9.7 million of license revenue upon software delivery for the six months ended June 30, 2015 and 2014, respectively.

Services revenue. For the three months ended June 30, 2015, services revenue decreased $2.9 million to $10.2 million from $13.1 million for the three months ended June 30, 2014, representing a 22% decrease. For the six months ended June 30, 2015 services revenue decreased $5.4 million to $19.8 million from $25.2 million, representing a 21% decrease. The decrease in services revenue was primarily attributable to several implementations that were completed in 2014 with significant professional services and to a lesser extent recent pre-packaged offerings requiring less professional services and lower effective man-day rates. The total number of customers generating services revenue was 124 for the three months ended June 30, 2015, as compared to 127 for the three months ended June 30, 2014, a decrease of 2%; and 160 for the six months ended June 30, 2015, as compared to 148 in the corresponding period in 2014, an increase of 8%.
Subscription revenue. Subscription revenue increased $1.0 million to $6.8 million for the three months ended June 30, 2015, from $5.8 million for the three months ended June 30, 2014, representing a 17% increase. For the six months ended June 30, 2015, subscription revenue increased $4.0 million to $14.1 million from $10.1 million, representing a 39% increase. The increase in subscription revenue was primarily attributable to an increase in the number of customers subscribing to our cloud-based services. The total number of customers generating subscription revenue was 90 for the three months ended June 30, 2015, as compared to 77 for the three months ended June 30, 2014, an increase of 17%, and 91 for the six months ended June 30, 2015, as compared to 80 in the corresponding period in 2014, an increase of 14%.

Maintenance and support. Maintenance and support revenue increased $2.2 million to $15.3 million for the three months ended June 30, 2015, from $13.1 million for the three months ended June 30, 2014, representing a 17% increase. For the six months ended June 30, 2015, maintenance and support revenue increased $5.1 million to $30.9 million from $25.8 million, representing a 20% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services as a result of customers licensing our software.

Cost of revenue and gross profit:

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Cost of license	$141	$64	$77	120%	$191	$127	$64	50%
Cost of services	8,987	9,798	(811)	(8)%	17,926	19,354	(1,428)	(7)%
Cost of subscription	3,150	2,324	826	36%	6,225	4,492	1,733	39%
Total cost of license, services and subscription	12,278	12,186	92	1%	24,342	23,973	369	2%
Cost of maintenance and support	3,452	2,567	885	34%	6,389	5,326	1,063	20%
Total cost of revenue	15,730	14,753	977	7%	30,731	29,299	1,432	5%
Gross profit	$25,959	$29,615	$(3,656)	(12)%	$54,637	$55,982	$(1,345)	(2)%

Cost of license. Cost of license consists of third-party fees for licensed software. The cost of license was approximately $0.1 million for each of the three months ended June 30, 2015 and 2014, and $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. License gross profit percentages for the three and six months ended June 30, 2015 and 2014, remained relatively unchanged as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services decreased $0.8 million to $9.0 million for the three months ended June 30, 2015, from $9.8 million for the three months ended June 30, 2014, representing a 8% decrease. For the six months ended June 30, 2015, cost of services decreased $1.4 million to $17.9 million from $19.4 million, representing a 7% decrease. The three and six month decrease was primarily attributable to a decrease in personnel costs used in our software implementations of $0.6 million and $1.3 million, respectively, and a decrease in other overhead expenses of $0.2 million and $0.1 million, respectively. Services gross profit percentages for the three months ended June 30, 2015 and 2014, were 12% and 25%, respectively. Services gross profit percentages for the six months ended June 30, 2015 and 2014, were 10% and 23%, respectively. The percent decrease in services gross profit was primarily driven by the completion of several implementations in 2014 with higher professional services man-day rates and lower professional services utilization in the three and six month periods ended June 30, 2015. Service gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our offerings and the utilization of our professional services personnel.

Cost of subscription. Cost of subscription increased $0.8 million to $3.2 million for the three months ended June 30, 2015, from $2.3 million for the three months ended June 30, 2014, representing a 36% increase. For the six months ended June 30, 2015, cost of subscription increased $1.7 million to $6.2 million from $4.5 million, representing a 39% increase. The three and six month increase was primarily attributable to a $0.6 million and $1.0 million, respectively, increase of personnel costs commensurate with our subscription revenue growth and an increase in infrastructure costs to support our subscription customer base of $0.2 million and $0.7, respectively. The subscription gross profit percentage for the three months ended June 30, 2015 and 2014, was 54% and 60%, respectively. The subscription gross profit percentage for both the six months ended June 30, 2015 and 2014, was 56%.

Cost of maintenance and support. Cost of maintenance and support increased $0.9 million to $3.5 million for the three months ended June 30, 2015, from $2.6 million for the three months ended June 30, 2014, representing a 34% increase. For the six months ended June 30, 2015, cost of maintenance and support increased $1.1 million to $6.4 million from $5.3 million, representing a 20% increase. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. The maintenance and support gross margin was 77% and 80% for the three months ended June 30, 2015 and 2014, respectively. The maintenance and support gross margin was 79% for both the six months ended June 30, 2015 and 2014.

Gross profit. Gross profit decreased $3.7 million to $26.0 million for the three months ended June 30, 2015, from $29.6 million for the three months ended June 30, 2014, representing a 12% decrease. The decrease in overall gross profit was attributable to a 6% decrease in total revenue for the same period.

Gross profit decreased $1.3 million to $54.6 million for the six months ended June 30, 2015 from $56.0 million for the six months ended June 30, 2014, representing a 2% decrease. The decrease in overall gross profit was attributable to a 5% increase in total cost of revenue for the same period.

Operating expenses:

	For the Three Months Ended June 30,		Variance		For the Three Months Ended June 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Selling and marketing	$17,978	$15,394	$2,584	17%	$36,171	$29,600	$6,571	22%
General and administrative	9,562	8,873	689	8%	20,160	17,122	3,038	18%
Research and development	11,287	10,510	777	7%	22,897	21,532	1,365	6%
Acquisition-related	—	579	(579)	(100)%	—	1,969	(1,969)	(100)%
Impairment charge	—	2,130	(2,130)	(100)%	—	2,130	(2,130)	(100)%
Total operating expenses	$38,827	$37,486	$1,341	4%	$79,228	$72,353	$6,875	10%

Selling and marketing expenses. Selling and marketing expenses increased $2.6 million to $18.0 million for the three months ended June 30, 2015 from $15.4 million for the three months ended June 30, 2014, representing a 17% increase. The increase was primarily attributable to an increase of $2.0 million in personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount in sales and marketing to support our current and future growth objectives. Included in the increase in personnel costs was an increase of $0.6 million of noncash share-based compensation and $0.2 million increase in sales commissions. The remaining increase of $0.6 million related to non-personnel costs which primarily included an increase of $0.6 million in travel and $0.2 million in sales and marketing events, partially offset by a decrease of $0.2 million in recruiting expenses.

Selling and marketing expenses increased $6.6 million to $36.2 million for the six months ended June 30, 2015 from $29.6 million for the six months ended June 30, 2014, representing a 22% increase. The increase was primarily attributable to an increase of $4.4 million in personnel costs, which included an increase of $1.4 million of noncash share-based compensation and an increase of $0.4 million in sales commissions. The remaining increase of $2.2 million related to non-personnel costs which included an increase of $1.4 million in sales and marketing events, $1.2 million in travel, partially offset by a decrease of $0.4 in recruiting expenses.

General and administrative expenses. General and administrative expenses increased $0.7 million to $9.6 million for the three months ended June 30, 2015 from $8.9 million for the three months ended June 30, 2014, representing a 8% increase. The increase was primarily attributable to an increase of $1.0 million in personnel costs, which included a noncash share-based compensation expense of $0.3 million. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount in general and administrative to support our current and future growth objectives. The increase in personnel cost was partially offset by a decrease in non-personnel cost of $0.3 million, which primarily included a $0.4 million decrease in facility and other overhead expenses and a decrease of $0.2 million in recruiting expenses offset by an increase of $0.3 million of bad debt expense.

General and administrative expenses increased $3.0 million to $20.2 million for the six months ended June 30, 2015 from $17.1 million for the six months ended June 30, 2014, representing a 18% increase. The increase was attributable to an increase of $3.5 million of personnel costs, primarily related to $2.2 million increase in noncash share-based compensation expense, which included an acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The increase in personnel cost was partially offset by a decrease in non-personnel cost of $0.5 million, which primarily included a $0.2 million decrease in professional services expenses, a $0.2 million decrease in facility and other overhead expenses and a $0.1 million decrease in bad debt expense.

Research and development expenses. Research and development expenses increased $0.8 million to $11.3 million for the three months ended June 30, 2015, from $10.5 million for the three months ended June 30, 2014, representing a 7% increase. The increase was attributable to an increase of $0.9 million of personnel costs which was due primarily to an increase in noncash share based compensation expense and initiatives to support our current and future growth objectives. The increase in personnel cost was offset by a decrease of $0.1 million primarily attributable to facility and other overhead expenses.

Research and development expenses increased $1.4 million to $22.9 million for the six months ended June 30, 2015 from $21.5 million for the six months ended June 30, 2014, representing a 6% increase. The increase was attributable to an increase of $1.2 million of personnel costs which was due primarily to an increase in noncash share based compensation expense and initiatives to support our current and future growth objectives. The remaining increase of $0.2 million was primarily attributable to facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were zero for both the three and six months ended June 30, 2015. Acquisition-related expenses were $0.6 million and $2.0 million for the three and six months ended June 30, 2014, respectively, which consisted primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of PROS France and SignalDemand.

Impairment charge. During the quarter ended June 30, 2014, we recorded a $2.1 million impairment charge related to internally developed software. The impairment resulted from a reduction of projected cash flows for a product group based on revisions to our projections during the quarter and was recorded to reduce the carrying value to fair value. This reflected changes to our plans for this product group in connection with the integration of our acquisitions.

Other expense, net:

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Convertible debt interest and amortization	$(2,223)	$—	$(2,223)	nm	$(4,408)	$—	$(4,408)	nm
Other expense, net	$(207)	$(571)	$364	(64)%	$(419)	$(1,543)	$1,124	(73)%

Convertible debt interest and amortization. The convertible debt expense related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net decreased by $0.4 million during the three months ended June 30, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Other expense, net decreased by $1.1 million during the six months ended June 30, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period, including foreign currency losses on the restricted cash used for the acquisition of PROS France recognized in 2014.

Income tax provision (benefit):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Effective tax rate	(2)%	15%	n/a	n/a	(2)%	10%	n/a	n/a
Income tax provision (benefit)	$370	$(1,240)	$1,610	(130)%	$480	$(1,800)	$2,280	(127)%

Income tax provision (benefit). Our income tax provision (benefit) increased $1.6 million to a $0.4 million provision for the three months ended June 30, 2015 from a $1.2 million benefit for the three months ended June 30, 2014. Our income tax provision (benefit) increased $2.3 million to a $0.5 million provision for the six months ended June 30, 2015 as compared to a benefit of $1.8 million for the six months ended June 30, 2014. The $0.4 million and $0.5 million tax provision for the three and six months ended June 30, 2015 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (2)% and 15% for the three months ended June 30, 2015 and 2014, respectively, and our effective tax rate was (2)% and 10% for the six months ended June 30, 2015 and 2014, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and six months ended June 30, 2015 was due primarily to valuation allowances on our deferred tax assets, foreign taxes and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on our deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in higher or lower effective tax rates during a particular quarter.

Liquidity and Capital Resources

At June 30, 2015, we had $145.8 million of cash and cash equivalents and $142.4 million of working capital as compared to $161.0 million of cash and cash equivalents and $151.9 million of working capital at December 31, 2014.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our Revolver. To supplement our overall liquidity position, during the quarter ended December 31, 2014, we issued the Senior Notes. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses and subscriptions for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents and short-term investments balances, including funds provided by the issuance of our Senior Notes, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Senior Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our SaaS and cloud-based services, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash provided by (used in) operating activities	$1,977	$(9,086)
Net cash (used in) provided by investing activities	(13,283)	9,027
Net cash used in financing activities	(4,146)	(14,638)
Cash and cash equivalents (beginning of period)	161,019	44,688
Cash and cash equivalents (end of period)	$145,831	$30,034

Net cash provided by (used in) operating activities. Net cash provided by operating activities for the six months ended June 30, 2015 was $2.0 million compared to cash used in operating activities of $9.1 million for the six months ended June 30, 2014. The $11.1 million increase was primarily due to the net impact of working capital changes partially offset by a $13.8 million decrease in net income.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $13.3 million for the six months ended June 30, 2015 compared to net cash provided by investing activities of $9.0 million for the six months ended June 30, 2014. The $22.3 million increase in net cash used in investing activities was primarily due to $37.2 million in restricted cash related to the PROS France acquisition provided during the six months ended June 30, 2014, offset by the net purchases of $11.2 million short-term investments during the six months ended June 30, 2015. In addition, purchases of property and equipment decreased by $2.7 million in the six months ended June 30, 2015 as compared to the same period in 2014.

Net cash used in financing activities. Net cash used in financing activities was $4.1 million for the six months ended June 30, 2015 compared to $14.6 million for the six months ended June 30, 2014. The decrease of $10.5 million was primarily the result of a decrease of $7.6 million in tax withholding primarily related to no net share settlements of market stock units in 2015, a decrease of $3.4 million of cash used to purchase additional common shares of PROS France, a $0.3 million decrease for the exercise of stock options, a payment of debt issuance cost related to the convertible debt of $0.4 million, offset by $0.4 million from proceeds from employee stock plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material. We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of June 30, 2015. As of June 30, 2015, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For each of the three and six months ended June 30, 2015 and 2014, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2015 would result in a loss of approximately $0.1 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and six months ended June 30, 2015 by approximately $0.2 million and $0.5 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, and Ireland. However, due to the relatively low volume of payments made and received by the Company through its foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2015, the Company had no borrowings under the Revolver.

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

As of June 30, 2015, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2015. Based on our evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in response to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2015, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended June 30, 2015.

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

PROS HOLDINGS, INC.

August 6, 2015	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2015	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)