Form 10-Q
period 2015-09-30
PROS Holdings, Inc.
filed 2015-11-05
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 29,697,335 as of November 2, 2015.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: our ability to execute on our revenue strategy shift to cloud-first, the license and subscription revenues generated by our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, short-term investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our belief that we will successfully integrate our acquisitions; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in foreign currency exchange rates or interest rates. Words such as, but not limited to, “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements.

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$134,948	$161,019
Short-term investments	22,497	—
Accounts and unbilled receivables, net of allowance of $1,000 and $868, respectively	50,490	71,095
Prepaid and other current assets	8,916	8,075
Restricted cash - current	100	100
Total current assets	216,951	240,289
Property and equipment, net	16,338	15,788
Intangibles, net	15,420	20,195
Goodwill	20,747	21,563
Other long-term assets	1,699	2,290
Total assets	$271,155	$300,125
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$6,770	$10,564
Accrued liabilities	4,132	5,355
Accrued payroll and other employee benefits	10,244	15,154
Deferred revenue	63,113	57,313
Total current liabilities	84,259	88,386
Long-term deferred revenue	3,935	1,121
Convertible debt, net	114,847	110,448
Other long-term liabilities	1,014	1,171
Total liabilities	204,055	201,126
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,098,544 and 33,477,810 shares issued, respectively; 29,680,959 and 29,060,225 shares outstanding, respectively	34	34
Additional paid-in capital	152,078	134,375
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(67,303)	(19,223)
Accumulated other comprehensive loss	(3,771)	(2,249)
Total stockholders' equity	67,100	98,999
Total liabilities and stockholders' equity	$271,155	$300,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License	$5,980	$11,844	$26,564	$36,039
Services	12,273	13,764	32,100	38,959
Subscription	6,886	6,775	20,966	16,901
Total license, services and subscription	25,139	32,383	79,630	91,899
Maintenance and support	15,727	14,336	46,604	40,101
Total revenue	40,866	46,719	126,234	132,000
Cost of revenue:
License	51	64	242	191
Services	9,138	10,152	27,064	29,506
Subscription	3,105	1,523	9,330	6,015
Total license, services and subscription	12,294	11,739	36,636	35,712
Maintenance and support	2,972	2,538	9,361	7,864
Total cost of revenue	15,266	14,277	45,997	43,576
Gross profit	25,600	32,442	80,237	88,424
Operating expenses:
Selling and marketing	19,639	15,252	55,810	44,852
General and administrative	9,626	9,170	29,786	26,292
Research and development	12,201	11,115	35,098	32,647
Acquisition-related	—	625	—	2,594
Impairment charge	—	—	—	2,130
Loss from operations	(15,866)	(3,720)	(40,457)	(20,091)
Convertible debt interest and amortization	(2,234)	—	(6,642)	—
Other expense, net	(152)	(466)	(571)	(2,009)
Loss before income tax provision	(18,252)	(4,186)	(47,670)	(22,100)
Income tax (benefit) provision	(70)	(257)	410	(2,057)
Net loss	(18,182)	(3,929)	(48,080)	(20,043)
Net loss attributable to non-controlling interest	—	(195)	—	(858)
Net loss attributable to PROS Holdings, Inc.	(18,182)	(3,734)	(48,080)	(19,185)
Net loss per share attributable to PROS Holdings, Inc.:
Basic	$(0.61)	$(0.13)	$(1.63)	$(0.66)
Diluted	$(0.61)	$(0.13)	$(1.63)	$(0.66)
Weighted average number of shares:
Basic	29,649	29,000	29,530	28,875
Diluted	29,649	29,000	29,530	28,875
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	223	(1,613)	(1,543)	(1,436)
Unrealized gain on available-for-sale securities, net of tax	24	—	21	—
Other comprehensive income (loss), net of tax	247	(1,613)	(1,522)	(1,436)
Comprehensive loss	(17,935)	(5,542)	(49,602)	(21,479)
Comprehensive loss attributable to non-controlling interest	—	(230)	—	(873)
Comprehensive loss attributable to PROS Holdings, Inc.	$(17,935)	$(5,312)	$(49,602)	$(20,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(48,080)	$(20,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,923	7,967
Amortization of debt discount and issuance costs	4,485	—
Share-based compensation	21,381	16,530
Deferred income tax, net	138	(238)
Provision for doubtful accounts	132	(290)
Impairment charge	—	2,130
Changes in operating assets and liabilities:
Accounts and unbilled receivables	20,474	5,024
Prepaid expenses and other assets	(383)	(6,375)
Accounts payable and other liabilities	(3,330)	(3,222)
Accrued liabilities	364	448
Accrued payroll and other employee benefits	(4,909)	(932)
Deferred revenue	8,609	2,108
Net cash provided by operating activities	6,804	3,107
Investing activities:
Purchases of property and equipment	(4,856)	(6,290)
Acquisition of PROS France, net of cash acquired	—	(22,048)
Capitalized internal-use software development costs	(233)	(2,166)
Change in restricted cash	—	37,396
Purchases of short-term investments	(55,176)	—
Proceeds from maturities of short-term investments	32,700	—
Net cash (used in) provided by investing activities	(27,565)	6,892
Financing activities:
Exercise of stock options	433	1,055
Proceeds from employee stock plans	839	335
Tax withholding related to net share settlement of restricted stock units	(4,966)	(12,462)
Payment of contingent consideration for PROS France	(1,304)	—
Payments of notes payable	(212)	—
Debt issuance costs related to convertible debt	(408)	—
Increase in PROS' ownership in PROS France	—	(3,621)
Net cash used in financing activities	(5,618)	(14,693)
Effect of foreign currency rates on cash	308	419
Net change in cash and cash equivalents	(26,071)	(4,275)
Cash and cash equivalents:
Beginning of period	161,019	44,688
End of period	$134,948	$40,413
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides revenue and profit realization solutions that help B2B and B2C customers realize their potential through the blend of simplicity and data science. The Company offers solutions to help accelerate sales, formulate winning pricing strategies and align product, demand and availability. The Company's revenue and profit realization solutions are designed to allow customers to experience meaningful revenue growth, sustained profitability and modernized business processes. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers to receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. The Company provides its cloud solutions to enterprises across a range of industries, including manufacturing, distribution, services, and travel.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015.

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

In addition, in connection with the preparation of the Company's financial statements for the year ended December 31, 2014, the Company revised the classification of the amortization expense of developed technology arising from acquisitions. The amortization expense was previously recorded within research and development expenses as a component of operating expenses and was reclassified as a component of cost of revenue. Accordingly, the Condensed Consolidated Statements of Comprehensive Income (Loss) were adjusted for the three and nine months ended September 30, 2014 to increase cost of revenue and reduce gross profit by $0.6 million and $1.7 million, respectively. Research and development expenses were reduced by the same adjustments resulting in no change to reported net income attributable to the Company or basic or diluted net earnings attributable to common stock per share. The revision was not deemed material to the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. The Company also offers software-as-a-service ("SaaS") and cloud-based services that do not require customers to host the Company's solutions in their data centers. This SaaS and cloud-based component of the Company's revenues is currently growing at a faster rate than the license revenue. The Company's arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

The percentage-of-completion method is measured by the percentage of man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract for implementation of the software solutions. The Company measures performance under the percentage-of-completion method using the total man-day method based on current estimates of man-days to complete the project. The Company believes that for each such project, man-days expended in proportion to total estimated man-days at completion represents the most reliable and meaningful measure for determining a project's progress toward completion. Under the Company's fixed-fee arrangements, should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable.

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

The Company's customer arrangements typically contain multiple elements that include software license, professional services and post-implementation maintenance and support. For multiple element arrangements containing nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence ("TPE"), or best estimate of selling price ("BESP"), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

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

Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. The Company capitalized internal-use software development costs related to cloud-based offerings of zero and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2015, the Company amortized no capitalized internal-use software development costs. For the three and nine months ended September 30, 2014, the Company amortized zero and $0.3 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2015. During the quarter ended June 30, 2014, the Company recorded a $2.1 million impairment charge related to internally developed software. The impairment resulted from a reduction of projected cash flows for a product group based on revisions to the Company's projections during the quarter and was recorded to reduce the carrying value to fair value. This reflected changes to the Company's plans for this product group in connection with the integration of the Company's acquisitions. Other than such impairment charge, the Company recorded no other impairment charges during the nine months ended September 30, 2014.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs"), and Market Stock Units ("MSUs"). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of September 30, 2015 and December 31, 2014, respectively, (in thousands):

Award type	September 30, 2015	December 31, 2014
Stock options	855	961
Restricted stock units (time based)	2,022	1,830
Restricted stock units (performance based)	32	34
Stock appreciation rights	532	673
Market stock units	563	444

Stock options, time based RSUs and SARs vest ratably between one and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and nine months ended September 30, 2015 and 2014.

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

The weighted average assumptions used to value the MSUs granted during the three and nine months ended September 30, 2015 were as follows:

September 30, 2015
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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificates of deposit that are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of September 30, 2015.

Fair value measurement

The Company's financial assets that are measured at fair value on a recurring basis consisted of $109.1 million and $135.3 million invested in treasury money market funds at September 30, 2015 and December 31, 2014, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's short-term investments which is comprised of available-for-sale commercial paper and certificates of deposit was $22.5 million as of September 30, 2015. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three and nine months ended September 30, 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and nine months ended September 30, 2015.

Deferred revenue and unbilled receivables

Software license and implementation services that have been performed, but for which the Company has not invoiced the customer, are recorded as unbilled receivables, and invoices that have been issued before the software license and implementation, maintenance and subscription services have been performed are recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets.

Credit Facility

As of September 30, 2015, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax benefit of $0.1 million and an income tax provision of $0.4 million for the three and nine months ended September 30, 2015, respectively, primarily related to foreign taxes, state taxes not based on pre-tax income, acquisition-related tax amortization and the settlement of the Company's 2009 IRS audit. The Company recorded an income tax benefit of $0.3 million and $2.1 million for the three and nine months ended September 30, 2014, respectively, primarily related to the Company’s pre-tax loss for the period partially offset by nondeductible officers’ compensation and changes in the foreign tax valuation allowance. The effective tax rate for the three months ended September 30, 2015 and 2014 was 0% and 6%, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was (1)% and 9%, respectively. The 2015 income tax rates vary from the Federal statutory rate primarily due to valuation allowances on the Company's deferred tax assets, the limitation on the deductibility of certain officers' compensation, and foreign and state taxes not based on pre-tax income. The 2014 income tax rates vary from the Federal statutory rate primarily due to non-deductible officers’ compensation and changes in the foreign tax valuation allowance.

In the third quarter of 2015 the Company settled an audit with the Internal Revenue Service for an immaterial amount related to its 2009 Research and Experimental ("R&E") tax credit. The Company is not aware of any other significant audits in progress at this time.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-05, “Intangibles - Goodwill and Other Internal-Use Software”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard will be effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Business Combinations

PROS France SAS (formerly Cameleon Software SA)

In October 2013, the Company entered into a tender offer agreement with Cameleon Software SA (now PROS France, and referred to in this subsection 3 as "Cameleon"), indicating the Company's intent to acquire that company through the tender offer for all of its outstanding share capital in an all-cash tender offer. In January 2014, the Company announced that the initial tender offer for Cameleon was successful and upon completion of the initial tender offer, the Company controlled 81.7% of Cameleon's common stock and 94.0% of Cameleon's outstanding warrants, inclusive of the commitments from Cameleon's management to sell their free shares. As a result of shares purchased by the Company in the market following the completion of the initial tender, the exercise of warrants in July 2014, and the completion of a second tender in November 2014, the Company now controls 100% of Cameleon's common stock. The Company acquired Cameleon for total cash consideration of approximately $32 million, net of cash acquired.

During the three and nine months ended September 30, 2015, the Company incurred no acquisition-related costs. During the three and nine months ended September 30, 2014, the Company incurred $0.3 million and $1.3 million , respectively, consisting primarily of costs for the retention of key employees, advisory and legal fees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at January 8, 2014.

The final allocation of the purchase price for Cameleon is as follows (in thousands):

Cash and cash equivalents	$7,086
Accounts receivable	10,395
Prepaid and other assets	1,418
Intangible assets	18,653
Goodwill	15,717
Accounts payable and accrued liabilities	(12,539)
Deferred revenue	(5,392)
Non-controlling interest	(6,204)
Net assets acquired	$29,134

The following are the identifiable intangible assets acquired (in thousands) and their respective useful lives:

		Useful Life
	Amount	(years)
Trade Name	$1,020	8
Customer Relationships	1,455	2-5
Maintenance Relationships	3,808	8
Developed Technology	11,147	7
Other	1,223	2
Total	$18,653

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

Liabilities assumed include $2.7 million related to the Company's offer to pay an additional €0.15 per share cash premium to the Cameleon stock and warrant holders tendering their shares and warrants in the initial tender offer if the Company acquired at least 95% of the share capital and voting rights of Cameleon on a fully diluted basis on or before December 31, 2014. The Company recorded this liability at fair value as the Company expected to meet this threshold prior to December 31, 2014 and ultimately settled the contingent liability related to the share premium in December 2014 for $2.2 million. In addition, the net assets acquired include contingent consideration of $1.4 million related to the committed purchase of free shares owned by Cameleon management which was settled in September 2015 for $1.3 million.

Goodwill of $15.7 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company's complementary products will significantly broaden the Company's CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company's direct sales force and larger channel coverage, significant cross selling opportunities. Goodwill of $5.8 million is expected to be currently deductible for tax purposes. In accordance with GAAP, goodwill is not amortized but instead is tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

	Three months ended September 30,	Nine months ended September 30,
(in thousands, except earnings per share)	2014	2014
Total revenue	$46,719	$132,252
Net loss attributable to PROS Holdings, Inc.	(3,734)	(19,317)
Loss per share - basic and diluted	$(0.13)	$(0.67)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss attributable to PROS Holdings, Inc.	$(18,182)	$(3,734)	$(48,080)	$(19,185)
Denominator:
Weighted average shares (basic)	29,649	29,000	29,530	28,875
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	29,649	29,000	29,530	28,875
Basic loss per share	$(0.61)	$(0.13)	$(1.63)	$(0.66)
Diluted loss per share	$(0.61)	$(0.13)	$(1.63)	$(0.66)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.2 million and 2.0 million for the three months ended September 30, 2015 and 2014, respectively, and 2.1 million and 1.9 million for the nine months ended September 30, 2015 and 2014. Basic shares were used to calculate loss per share for the three and nine months ended September 30, 2015 and 2014.

Since the Company intends to settle the principal amount of its Senior Notes (see Note 6) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 per share.

5. Noncash Share-based Compensation

During the three months ended September 30, 2015, the Company granted 12,822 RSUs with a weighted average grant-date fair value of $21.14 per share. The Company did not grant any stock options, SARs or MSUs during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company granted 949,552 RSUs with a weighted average grant-date fair value of $25.41 per share. The Company granted 131,400 MSUs with a weighted average grant-date fair value of $32.45 to certain executive employees during the nine months ended September 30, 2015. These MSUs vest on January 1, 2018 and March 3, 2018, respectively, and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the nine months ended September 30, 2015.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation:
Cost of revenue	$852	$864	$2,896	$2,546
Operating expenses:
Selling and marketing	2,229	1,769	6,541	4,693
General and administrative	2,280	2,198	8,000	5,715
Research and development	1,270	1,244	3,944	3,425
Total included in operating expenses	5,779	5,211	18,485	13,833
Total share-based compensation expense	$6,631	$6,075	$21,381	$16,379

In January 2015, the number of shares available for issuance increased by 900,000 to 9,068,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of September 30, 2015, 984,527 shares remained available for issuance under the 2007 Stock Plan.

At September 30, 2015, the Company had an estimated $48.1 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the quarter ended September 30, 2015, the Company issued 22,812 shares under the ESPP. As of September 30, 2015, 449,003 shares remain authorized and available for issuance under the ESPP. As of September 30, 2015, the Company held approximately $0.3 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

•
during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

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

As of September 30, 2015, the Senior Notes are not yet convertible.

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

In accounting for the transaction costs related to the Senior Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $4.3 million, are being amortized to expense over the term of the Senior Notes using the effective interest method, and issuance costs attributable to the equity component, totaling $1.2 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded an immaterial deferred tax asset on a portion of the equity component transaction costs which are deductible for tax purposes.

The Senior Notes consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Liability component:
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(28,903)	(33,302)
Net carrying amount	$114,847	$110,448

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
2.0% coupon	$719	$2,157
Amortization of debt issuance costs	199	592
Amortization of debt discount	1,316	3,893
Total	$2,234	$6,642

As of September 30, 2015, the fair value of the Senior Notes was $113.6 million. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

Overview

PROS is a revenue and profit realization company that helps B2B and B2C customers realize their potential through the blend of simplicity and data science. PROS offers solutions to help accelerate sales, formulate winning pricing strategies and align product, demand and availability. PROS revenue and profit realization solutions are designed to allow customers to experience meaningful revenue growth, sustained profitability and modernized business processes.

Revenue by Geography
The following geographic information is presented for the three and nine months ended September 30, 2015 and 2014. PROS categorizes geographic revenues based on the location of the customer's headquarters.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$16,277	40%	$14,880	32%	$49,751	39%	$53,736	41%
Europe	11,709	29%	13,316	29%	33,598	27%	34,473	26%
The rest of the world	12,880	31%	18,523	39%	42,885	34%	43,791	33%
Total revenue	$40,866	100%	$46,719	100%	$126,234	100%	$132,000	100%

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

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. In addition, on limited occasions, we also sold our solutions via term license or SaaS and cloud-based offerings, which defers revenue recognition. In connection with our previously announced cloud-first strategy, we expect customers will purchase a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and cloud-based offerings. Following a transition period, we expect this business model will increase our recurring revenue. For 2015, we anticipate that this strategy will result in lower license revenue and total revenues than originally anticipated. However, we do not anticipate a corresponding decrease in expenses in 2015, which will adversely affect our net income and operating margins.

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

•
Uncertain global economic conditions. During fiscal 2014, the global economic environment continued to show signs of improvement. However, there remain concerns and uncertainty about the strength of the recovery, future domestic and global economic growth, and the global financial system including numerous ongoing geopolitical issues around the globe. During uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries are still facing significant economic and political crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2015, particularly in Europe. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment and outperform the broader market as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License	15%	25%	21%	27%
Services	30	29	25	30
Subscription	17	15	17	13
Total license, services and subscription	62	69	63	70
Maintenance and support	38	31	37	30
Total revenue	100	100	100	100
Cost of revenue:
License	—	—	—	—
Services	22	22	21	22
Subscription	8	3	7	5
Total cost of license, services and subscription	30	25	29	27
Maintenance and support	7	5	7	6
Total cost of revenue	37	31	36	33
Gross profit	63	69	64	67
Operating Expenses:
Selling and marketing	48	33	44	34
General and administrative	24	20	24	20
Research and development	30	24	28	25
Acquisition-related	—	1	—	2
Impairment charge	—	—	—	2
Total operating expenses	101	77	96	82
Convertible debt interest and amortization	(5)	—	(5)	—
Other expense, net	—	(1)	—	(2)
Loss before income tax provision	(45)	(9)	(38)	(17)
Income tax provision (benefit)	—	(1)	—	(2)
Net loss	(44)	(8)	(38)	(15)
Net loss attributable to non-controlling interest	—	—	—	(1)
Net loss attributable to PROS Holdings, Inc.	(44)%	(8)%	(38)%	(15)%

Revenue:

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
License	$5,980	$11,844	$(5,864)	(50)%	$26,564	$36,039	$(9,475)	(26)%
Services	12,273	13,764	(1,491)	(11)%	32,100	38,959	(6,859)	(18)%
Subscription	6,886	6,775	111	2%	20,966	16,901	4,065	24%
Total license, services and subscription	25,139	32,383	(7,244)	(22)%	79,630	91,899	(12,269)	(13)%
Maintenance and support	15,727	14,336	1,391	10%	46,604	40,101	6,503	16%
Total revenue	$40,866	$46,719	$(5,853)	(13)%	$126,234	$132,000	$(5,766)	(4)%

License revenue. For the three months ended September 30, 2015, license revenue decreased $5.9 million to $6.0 million from $11.8 million for the three months ended September 30, 2014, representing a 50% decrease. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, we experienced a decrease in license revenue, which included a decrease of $0.5 million in license revenue recognized upon software delivery. We recognized $0.9 million and $1.4 million of license revenue upon software delivery for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 license revenue decreased $9.5 million to $26.6 million, from $36.0 million for the nine months ended September 30, 2014, representing a 26% decrease. The decrease in license revenue included a decrease of $3.5 million in license revenue recognized upon software delivery. We recognized $7.6 million and $11.1 million of license revenue upon software delivery for the nine months ended September 30, 2015 and 2014, respectively. As a result of our shift to a cloud-first strategy, we expect that customers will be purchasing a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and cloud-based offerings, resulting in lower future license revenue.

Services revenue. For the three months ended September 30, 2015, services revenue decreased $1.5 million to $12.3 million from $13.8 million for the three months ended September 30, 2014, representing a 11% decrease. For the nine months ended September 30, 2015 services revenue decreased $6.9 million to $32.1 million from $39.0 million, representing a 18% decrease. The decrease in services revenue was primarily attributable to several implementations that were completed in 2014 with significant professional services and to a lesser extent recent pre-packaged offerings requiring less professional services and overall lower effective man-day rates. The total number of customers generating services revenue was 136 for the three months ended September 30, 2015, as compared to 128 for the three months ended September 30, 2014, an increase of 6%; and 193 for the nine months ended September 30, 2015, as compared to 167 in the corresponding period in 2014, an increase of 16%.
Subscription revenue. Subscription revenue increased $0.1 million to $6.9 million for the three months ended September 30, 2015, from $6.8 million for the three months ended September 30, 2014, representing a 2% increase. For the nine months ended September 30, 2015, subscription revenue increased $4.1 million to $21.0 million from $16.9 million for the nine months ended September 30, 2014, representing a 24% increase. The increase in subscription revenue was primarily attributable to an increase in the number of customers subscribing to our cloud-based services. The total number of customers generating subscription revenue was 88 for the three months ended September 30, 2015, as compared to 81 for the three months ended September 30, 2014, an increase of 9%, and 96 for the nine months ended September 30, 2015, as compared to 86 in the corresponding period in 2014, an increase of 12%. We expect our subscription revenue will continue to increase as a result of our shift to a cloud-first strategy.

Maintenance and support. Maintenance and support revenue increased $1.4 million to $15.7 million for the three months ended September 30, 2015, from $14.3 million for the three months ended September 30, 2014, representing a 10% increase. For the nine months ended September 30, 2015, maintenance and support revenue increased $6.5 million to $46.6 million from $40.1 million for the nine months ended September 30, 2014, representing a 16% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services as a result of customers licensing our software.

Cost of revenue and gross profit:

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Cost of license	$51	$64	$(13)	(20)%	$242	$191	$51	27%
Cost of services	9,138	10,152	(1,014)	(10)%	27,064	29,506	(2,442)	(8)%
Cost of subscription	3,105	1,523	1,582	104%	9,330	6,015	3,315	55%
Total cost of license, services and subscription	12,294	11,739	555	5%	36,636	35,712	924	3%
Cost of maintenance and support	2,972	2,538	434	17%	9,361	7,864	1,497	19%
Total cost of revenue	15,266	14,277	989	7%	45,997	43,576	2,421	6%
Gross profit	$25,600	$32,442	$(6,842)	(21)%	$80,237	$88,424	$(8,187)	(9)%

Cost of license. Cost of license consists of third-party fees for licensed software. The cost of license was approximately $0.1 million for each of the three months ended September 30, 2015 and 2014, and approximately $0.2 million for each of the nine months ended September 30, 2015 and 2014. License gross profit percentages for the three and nine months ended September 30, 2015 and 2014, remained relatively unchanged as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services decreased $1.0 million to $9.1 million for the three months ended September 30, 2015, from $10.2 million for the three months ended September 30, 2014, representing a 10% decrease. For the nine months ended September 30, 2015, cost of services decreased $2.4 million to $27.1 million from $29.5 million, representing a 8% decrease. The three and nine month decrease was primarily attributable to a decrease in personnel costs used in our software implementations of $0.8 million and $2.1million, respectively, and a decrease in other overhead expenses of $0.2 million and $0.3 million, respectively. Services gross profit percentages for both the three months ended September 30, 2015 and 2014, were 26%. Services gross profit percentages for the nine months ended September 30, 2015 and 2014, were 16% and 24%, respectively. The percent decrease in services gross profit was primarily driven by the completion of several implementations in 2014 with higher professional services man-day rates and lower professional services utilization in the nine month period ended September 30, 2015. Service gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our offerings and the utilization of our professional services personnel.

Cost of subscription. Cost of subscription increased $1.6 million to $3.1 million for the three months ended September 30, 2015, from $1.5 million for the three months ended September 30, 2014, representing a 104% increase. For the nine months ended September 30, 2015, cost of subscription increased $3.3 million to $9.3 million from $6.0 million, representing a 55% increase. The three and nine month increase was primarily attributable to a $0.7 million and $1.7 million, respectively, increase of personnel costs and a $0.9 million and $1.6 million, respectively, increase in infrastructure costs to support our current and anticipated future subscription customer base. The subscription gross profit percentage for the three months ended September 30, 2015 and 2014, was 55% and 78%, respectively. The subscription gross profit percentage for the nine months ended September 30, 2015 and 2014, was 55% and 64%, respectively.

Cost of maintenance and support. Cost of maintenance and support increased $0.4 million to $3.0 million for the three months ended September 30, 2015, from $2.5 million for the three months ended September 30, 2014, representing a 17% increase. For the nine months ended September 30, 2015, cost of maintenance and support increased $1.5 million to $9.4 million from $7.9 million, representing a 19% increase. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. The maintenance and support gross profit percentage was 81% and 82% for the three months ended September 30, 2015 and 2014, respectively. The maintenance and support gross profit percentage was 80% for both the nine months ended September 30, 2015 and 2014.

Gross profit. Gross profit decreased $6.8 million to $25.6 million for the three months ended September 30, 2015, from $32.4 million for the three months ended September 30, 2014, representing a 21% decrease. The decrease in overall gross profit was primarily attributable to a 13% decrease in total revenue for the same period.

Gross profit decreased $8.2 million to $80.2 million for the nine months ended September 30, 2015 from $88.4 million for the nine months ended September 30, 2014, representing a 9% decrease. The decrease in overall gross profit was primarily attributable to a 4% decrease in total revenue for the same period.

Operating expenses:

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Selling and marketing	$19,639	$15,252	$4,387	29%	$55,810	$44,852	$10,958	24%
General and administrative	9,626	9,170	456	5%	29,786	26,292	3,494	13%
Research and development	12,201	11,115	1,086	10%	35,098	32,647	2,451	8%
Acquisition-related	—	625	(625)	(100)%	—	2,594	(2,594)	(100)%
Impairment charge	—	—	—	—%	—	2,130	(2,130)	(100)%
Total operating expenses	$41,466	$36,162	$5,304	15%	$120,694	$108,515	$12,179	11%

Selling and marketing expenses. Selling and marketing expenses increased $4.4 million to $19.6 million for the three months ended September 30, 2015 from $15.3 million for the three months ended September 30, 2014, representing a 29% increase. The increase was primarily attributable to an increase of $1.8 million in personnel costs. Personnel costs, which include our employees and third party contractors, increased primarily as a result of an increase in headcount in sales and marketing to support our current and future growth objectives. Included in the increase in personnel costs was an increase of $0.5 million of noncash share-based compensation, $0.3 million increase in severance expense and $0.2 million increase in sales commissions. The remaining increase of $2.6 million related to non-personnel costs which primarily included an increase of $1.6 million in sales and marketing events, $0.7 million increase in amortization expense on certain intangible assets that became fully amortized and $0.3 million in facility, travel and other overhead expenses.

Selling and marketing expenses increased $11.0 million to $55.8 million for the nine months ended September 30, 2015 from $44.9 million for the nine months ended September 30, 2014, representing a 24% increase. The increase was primarily attributable to an increase of $6.2 million in personnel costs, which included an increase of $1.9 million of noncash share-based compensation, an increase of $0.6 million in sales commissions and $0.1 million increase in severance expense. The remaining increase of $4.8 million related to non-personnel costs which included an increase of $3.0 million in sales and marketing events, $1.4 million in travel expenses, $0.7 million increase in amortization expense on certain intangible assets that became fully amortized, $0.1 million in facility and other overhead expenses partially offset by a decrease of $0.4 million in recruiting expenses.

General and administrative expenses. General and administrative expenses increased $0.5 million to $9.6 million for the three months ended September 30, 2015 from $9.2 million for the three months ended September 30, 2014, representing a 5% increase. The increase was primarily attributable to an increase of $0.5 million in personnel costs, which included a noncash share-based compensation expense of $0.1 million. Personnel costs, which include our employees and third party contractors, increased as a result of an increase in headcount in general and administrative to support our current and future growth objectives.

General and administrative expenses increased $3.5 million to $29.8 million for the nine months ended September 30, 2015 from $26.3 million for the nine months ended September 30, 2014, representing a 13% increase. The increase was attributable to an increase of $4.0 million of personnel costs, primarily related to $2.3 million increase in noncash share-based compensation expense, which included an acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The increase in personnel cost was partially offset by a decrease in non-personnel cost of $0.5 million, which primarily included a $0.4 million decrease in professional fees and a $0.1 million decrease in facility and other overhead expenses.

Research and development expenses. Research and development expenses increased $1.1 million to $12.2 million for the three months ended September 30, 2015, from $11.1 million for the three months ended September 30, 2014, representing a 10% increase. The increase was attributable to an increase of $0.5 million of personnel costs which was due primarily to an increase in severance expenses of $0.4 million. The remaining increase of $0.6 million was primarily attributable to facility and other overhead expenses.

Research and development expenses increased $2.5 million to $35.1 million for the nine months ended September 30, 2015 from $32.6 million for the nine months ended September 30, 2014, representing a 8% increase. The increase was attributable to an increase of $1.7 million of personnel costs which was due primarily to an increase in noncash share based compensation of $0.5 million and an increase of $0.4 million of severance expenses. The remaining increase of $0.8 million was primarily attributable to an increase of facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were zero for both the three and nine months ended September 30, 2015. Acquisition-related expenses were $0.6 million and $2.6 million for the three and nine months ended September 30, 2014, respectively, which consisted primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to our acquisition and integration of PROS France and SignalDemand.

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

Other expense, net:

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Convertible debt interest and amortization	$(2,234)	$—	$(2,234)	nm	$(6,642)	$—	$(6,642)	nm
Other expense, net	$(152)	$(466)	$314	(67)%	$(571)	$(2,009)	$1,438	(72)%

Convertible debt interest and amortization. The convertible debt expense for the three and nine months ended September 30, 2015 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net decreased by $0.3 million during the three months ended September 30, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Other expense, net decreased by $1.4 million during the nine months ended September 30, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period, including foreign currency losses on the restricted cash used for the acquisition of PROS France recognized in 2014.

Income tax (benefit) provision:

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Effective tax rate	—%	6%	n/a	n/a	(1)%	9%	n/a	n/a
Income tax (benefit) provision	$(70)	$(257)	$187	(73)%	$410	$(2,057)	$2,467	(120)%

Income tax (benefit) provision. Our income tax benefit decreased $0.2 million to a $0.1 million for the three months ended September 30, 2015 from a $0.3 million for the three months ended September 30, 2014. Our income tax provision increased $2.5 million to a $0.4 million provision for the nine months ended September 30, 2015 as compared to a benefit of $2.1 million for the nine months ended September 30, 2014. The $0.1 million tax benefit and $0.4 million tax provision for the three and nine months ended September 30, 2015 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was 0% and 6% for the three months ended September 30, 2015 and 2014, respectively, and our effective tax rate was (1)% and 9% for the nine months ended September 30, 2015 and 2014, respectively. The difference between the effective tax rate and the federal statutory rate of 34% for the three and nine months ended September 30, 2015 was due primarily to valuation allowances on our deferred tax assets and foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on our deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in higher or lower effective tax rates during a particular quarter.

Liquidity and Capital Resources

At September 30, 2015, we had $134.9 million of cash and cash equivalents and $132.7 million of working capital as compared to $161.0 million of cash and cash equivalents and $151.9 million of working capital at December 31, 2014.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our Revolver. To supplement our overall liquidity position, during the quarter ended December 31, 2014, we issued the Senior Notes. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$6,804	$3,107
Net cash (used in) provided by investing activities	(27,565)	6,892
Net cash used in financing activities	(5,618)	(14,693)
Cash and cash equivalents (beginning of period)	161,019	44,688
Cash and cash equivalents (end of period)	$134,948	$40,413

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $6.8 million compared to $3.1 million for the nine months ended September 30, 2014. The $3.7 million increase was primarily due to the net impact of working capital changes, primarily driven by accounts receivable collections, partially offset by a $28.0 million increase in net loss.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $27.6 million for the nine months ended September 30, 2015 compared to net cash provided by investing activities of $6.9 million for the nine months ended September 30, 2014. The $34.5 million increase in net cash used in investing activities was primarily due to $37.4 million in restricted cash related to the PROS France acquisition provided during the nine months ended September 30, 2014, offset by the net purchases of $22.5 million short-term investments during the nine months ended September 30, 2015. In addition, purchases of property and equipment decreased by $1.4 million in the nine months ended September 30, 2015 as compared to the same period in 2014.

Net cash used in financing activities. Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2015 compared to $14.7 million for the nine months ended September 30, 2014. The decrease of $9.1 million was primarily the result of a decrease of $7.5 million in tax withholding primarily related to no net share settlements of market stock units in 2015, a decrease of $3.6 million of cash used to purchase additional common shares of PROS France, a payment of contingent consideration related to the PROS France acquisition of $1.3 million, a $0.6 million decrease for the exercise of stock options, a payment of debt issuance cost related to the convertible debt of $0.4 million, offset by $0.5 million from proceeds from employee stock plans.

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

Credit facility

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of September 30, 2015. As of September 30, 2015, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2015 and 2014, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2015 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and nine months ended September 30, 2015 by approximately $0.3 million and $0.8 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, and Ireland. However, due to the relatively low volume of payments made and received by the Company through its foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2015, the Company had no borrowings under the Revolver.

Our investment portfolio mainly consists of short-term interest-bearing obligations, including government and investment grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the unaudited condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment strategy is focused on the preservation of capital and supporting our working capital requirements. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

As of September 30, 2015, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2015. Based on our evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as detailed below, there have been no material changes to the risk factors as previously disclosed in response to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014:

We are experiencing reduced revenues without a corresponding decrease in expenses as a result of our shift to a cloud first strategy, which may continue for longer than we expect if we cannot execute on this strategy effectively.

We expect to derive an increasing portion of our revenues in the future from SaaS and cloud based offerings. This reflects a shift from delivery of our software via on-premise perpetual licenses, to providing our customers the right to access our software in a cloud environment. Our cloud-first strategy requires continued investment in cloud operations, and may give rise to risks that could harm our business, including:

•	our revenues are expected to decline as we implement this strategy, which may take longer than we expect;

•
although we intend to continue to support our perpetual license customers, our emphasis on a cloud-first strategy may raise concerns among our installed perpetual license customer base and lead to the loss of customers;

•	new or existing customers may be reluctant to migrate to a cloud based solution due to the cost, performance, security or privacy concerns associated with our solutions or cloud applications;

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations;

•
if we experience a security incident, disruption in delivery, or other problems related to our SaaS and cloud based offerings, we could lose customers, be found liable for damages, and incur other losses; and

•
the enterprise cloud computing market is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud applications will achieve broad acceptance in the enterprise market;

•	our sales cycles may be delayed if we need to educate customers about the benefits of our cloud solutions, including technical capabilities, security, privacy, and return on investment; and

•
our third-party data center hosting facilities, cloud platform providers, third-party service providers, or other unrelated cloud providers may experience security incidents, disruptions in delivery, or other problems, which could negatively affect the market for our solutions or for cloud applications as a whole.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2015, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

PROS HOLDINGS, INC.

November 5, 2015	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2015	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)