Form 10-K
period 2015-12-31
PROS Holdings, Inc.
filed 2016-02-19
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $525.0 million as of June 30, 2015 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of February 16, 2016, there were outstanding 30,079,582 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2016 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2015

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," "we," "us," and "our" refer to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the generally accepted accounting principles in the United States of America ("GAAP").
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
Part I
Item 1. Business
Overview

PROS provides enterprise revenue and profit realization software solutions designed to help business-to-business ("B2B") and business-to-consumer ("B2C") companies accelerate sales, formulate winning pricing strategies and align product, demand and availability. Our revenue and profit realization software solutions assist our customers in growing revenue, supporting profitability and modernizing their business processes. We also provide professional services to implement our software solutions. We have completed over 800 implementations of our solutions in more than 55 countries.

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

Our industry

Data-driven decision making is an important driver of business performance. Intense global competition, market volatility and rising costs put pressure on companies to simultaneously drive top-line and bottom-line results. In response to these pressures, we believe companies are increasingly focused on software solutions that leverage prescriptive analytics to accelerate the process of converting prospects to customers using data science-based decision-making technology. We also believe that market forces, including increasingly complex business models, uncertain demand for products and services, volatile costs, and exponentially increasing enterprise and market data, will accelerate the demand for software solutions that align critical sales, pricing and revenue management processes to help increase visibility, business agility and customer engagement. We believe the market for solutions that address the needs for companies to improve top and bottom-line financial results simultaneously is a large and growing opportunity that spans most major industries.

Our solutions

PROS revenue and profit realization solutions offer what we believe is a holistic approach to improving revenue and profit performance. Our selling and pricing solutions leverage prescriptive analytics designed to accelerate the process of converting prospects to customers, using data science-based decision-making technology. Our solutions are designed to enable companies to move pricing and revenue management strategies to leveraging scaled data-driven pricing strategies that are formulated to help increase profit margins by driving profit expansion and protecting against profit erosion. These data-driven insights help identify which customers and prospects of a company are most likely to buy, and what offers and price points are most likely to result in a closed deal. These insights leverage data science based on a company's historic customer transactions, market and other data to uncover customer buying patterns and preferences. This data science embedded in our solutions provides our customers with predictive and prescriptive guidance on key business decisions that drive growth and profitability, including product mix optimization, price forecasting, price optimization, product configuration recommendations, cross-sell and upsell recommendations, attrition detection, and willingness-to-pay. Our solutions also help to increase visibility, business agility and customer engagement by aligning critical sales, pricing and revenue management processes. As a result, our solutions make it easier for companies to configure the correct product(s), set the right price and get a quote into the hands of a customer faster.

Historically, we primarily offered perpetual license solutions to our customers. For perpetual licenses, our customers received the perpetual right to use our software. Our license agreements provide customers with the right to use licensed solutions within a specific license scope, including but not limited to revenue, geography, users, and business unit. The vast majority of our software license customers also purchased software maintenance and support, generally for an initial period of two years, then annual renewals thereafter. Software maintenance and support include unspecified software updates and enhancements on a when and if available basis, maintenance releases, and patches released during the term of the support period.

We also historically offered some of our solutions as Software-as-a-Service ("SaaS"). However, in mid-2015, we shifted our business to offer our solutions primarily via a SaaS delivery model. Our SaaS and cloud-based solutions enable our customers to implement, access and use our software on the PROS cloud via an internet connection. We believe our cloud solutions allow our customers to reduce their initial investment in third-party software, hardware, and administration requirements over traditional enterprise software, and also allow smaller customers to cost-effectively leverage our enterprise class infrastructure, infrastructure management, security and other best practices. In addition, as we manage all product updates and upgrades of software deployed on the PROS cloud on behalf of our customers, we are able to provide our customers with our latest product innovations in a more uniform way. Over time, we expect that this model will require us to support fewer old versions of our software solutions, which would allow our product development team to focus more effort on creating innovative enhancements to our existing products and developing new products. We offer both single-tenant and multi-tenant solutions under our SaaS model generally via three year subscriptions with pricing generally based on the number of users, data volume and revenue managed by our software.

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the processing and database requirements of sophisticated customers, including those who need to respond to their customers with sub-second electronic response requirements. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer. Our software solutions currently operate in large, complex and demanding information technology environments.

PROS revenue and profit realization software solutions enable companies across many industries that we service to improve top-line and bottom-line financial results simultaneously by aligning sales, pricing, product, demand and availability. Our cloud solutions for revenue and profit realization include SellingPRO, PricingPRO, and RevenuePRO.

Solutions for Selling

Our SellingPRO solutions are comprised of a broad set of configuration, quoting and eCommerce capabilities with data science driven, actionable insights to deliver sales proposals through prescriptive selling actions, pricing and offer guidance designed to convert more of the right deals at the right price, and with greater speed, accuracy, scale and consistency across all of the customers sales channels. PROS SellingPRO includes the following editions:

•
SellingPRO Deal Desk edition provides deal analytics to a customer's sales team to quickly analyze a large volume of complex opportunities and instantly create proposals with prescriptive products, services, terms and pricing. SellingPRO Deal Desk edition also simplifies deal approval processes and accelerates responsiveness by automating quote generation and approval workflows.

•
SellingPRO Smart CPQ edition integrates PROS data science driven price guidance with a customer's existing CRM solution to enable sales teams to quickly create accurate and highly-customized offers for each customer.

•
SellingPRO eCommerce edition provides offer and pricing guidance through a personalized and consistent customer experience across sales channels including but not limited to customer partner internet portals and eCommerce websites. SellingPRO eCommerce edition also enables companies to efficiently reach new sales markets and add new sales channels from a single product and configuration repository.

Solutions for Pricing

Our PricingPRO solution delivers insight into pricing practices, enhances control over pricing execution and provides prescriptive pricing recommendations to the sales team. PROS PricingPRO includes the following editions:

•
PricingPRO Control edition helps companies centralize all pricing strategies and execution to create a single source of pricing information, manage and enforce pricing policies, quickly change pricing strategies and eliminate pricing errors.

•	PricingPRO Guidance edition provides data science-driven, market-based pricing and offer guidance to help sales teams confidently negotiate pricing on each deal.

Solutions for Revenue Management

PROS revenue management solutions are a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, designed to drive revenue and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These big data solutions provide businesses the tools and processes to help maximize revenue and profitability; quickly adapt to changing market conditions and business objectives; differentiate customers by market and sales channel; effectively conduct real-time negotiations; monitor pricing and revenue management performance; and increase customer loyalty by providing the right products and services to the right customer at the right time. PROS RevenuePRO suite of products include the following solutions:

•	PROS Analytics for Airlines identifies hidden revenue opportunities;

•	PROS Revenue Management manages passenger demand with either leg- or segment-based revenue management;

•	PROS O&D™ manages passenger demand with passenger name record (PNR), based revenue management;

•	PROS Real-Time Dynamic Pricing™ determines optimal availability based on real-time evaluations;

•	PROS Group Sales Optimizer manages the Airline Group booking process by determining optimal Group availability and pricing;

•	PROS Network Revenue Planning delivers network-oriented fare class segmentation;

•	PROS PAV provides real-time availability and pricing to distribution channels, and keeps rules, fares and other data synchronized and deployable across multiple data centers;

•	PROS Cruise Pricing and Revenue Management allows customers to understand their consumers price sensitivities, track competitor behavior, and quickly set prices and availability; and

•	PROS Hotel Revenue Management helps customers simplify, accelerate and improve pricing decision making.

Technology

Software Architecture.  Our software architecture is based on open standards such as Java, HTML5, JavaScript, Flex, XML, and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.

Service-Oriented Architecture.  A comprehensive web services interface is at the heart of our architecture. This interface enables extension onto other platforms and the creation of rich integrated solutions. It is also the foundation of our initiative to bring our solutions to the software (Microsoft Excel® and Microsoft SharePoint®) and hardware (Apple Inc.'s iPhone® and iPad®, Windows Phone®, BlackBerry®, and Android™ phones) tools that many businesses are already using.

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

Platform Support.  Our software solutions run on most standard information technology platforms including Microsoft SQL Server and Oracle databases, 64-bit processors from Intel, AMD, IBM and Oracle, server hardware from HP, Dell, IBM and Oracle, Microsoft Windows, and Linux operating systems, and virtualization technologies such as VMware. Our solutions can be deployed natively in the Salesforce.com CRM environment and on PROS cloud.

Cloud Infrastructure. PROS SaaS solutions are fully architected, scaled and managed by PROS to meet enterprise-class data demands. We currently deliver our solutions from secure co-location datacenters operated by third parties as well as from enterprise cloud computing platform providers. Our infrastructure is designed to achieve high levels of security, scalability, performance and availability. We use commercially available hardware in our data centers. We provide a highly secure computing environment as well as high application availability.
Services

We also provide software-related professional services, including implementation and configuration services, consulting and training.

Implementation and configuration

Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries.

Our professional services team works closely with our customers to develop an integrated project plan to help them accelerate time to value. Pursuant to these plans, we provide technical deployment, cloud support, and configuration services related to our solutions. We also assist customers in loading and validating data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.  In addition to our own internal professional services team, we also work with a team of globally diverse partners who have been certified to implement our software.

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
Maintenance and support

We offer ongoing maintenance and support services for our software solutions using a global model to support our customers across major geographies. Maintenance enrollment entitles a customer to solicit support through a web-based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assists customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance fees are an important source of recurring revenue, and we invest significant resources in providing these services. Revenue from maintenance and support services comprised 38%, 29%, and 32% of our total revenue in 2015, 2014 and 2013, respectively. We expect our maintenance revenue growth will decrease as a result of customers licensing less of our software as we shift to a cloud-first strategy.
SaaS and Cloud-based services

Our SaaS solutions generally provide customers access to our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis and allow our customers to reduce infrastructure, installation, and ongoing administration requirements. We also offer cloud-based services to allow existing customers who previously purchased licenses to our software to have access to that software within a cloud-based IT environment that we manage to allow those customers to reduce infrastructure and ongoing administration requirements as an alternative to their on-premise deployment of our software. We generally offer these services via three year contracts with pricing based on the data volumes and service levels requested.

Customers

We sell our software solutions to customers across many industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, finance and insurance, food and beverage, healthcare, high tech, travel and hospitality. Our customers are generally large global enterprises, although we also have customers that are much smaller in scope of operations. In each of 2015, 2014 and 2013, we had no single customer that accounted for 10% or more of revenue.

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

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our revenue and profit realization cloud solutions. We host conferences for sales, pricing, and revenue management professionals, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations.

International operations

We are a global company that conducts sales, sales support, professional services, product development and support, and marketing around the world. Our headquarters are located in Houston, Texas, and, as of December 31, 2015, we also have offices in London, England; Paris, France; Toulouse, France; Munich, Germany; San Francisco, California; Skokie, Illinois; and Austin, Texas. We also conduct development activities predominantly in France and the United States, and utilize third-party contractors in Bolivia, China, Colombia and India. We plan to continue to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 62%, 56%, and 55% of our total revenue came from customers outside the United States for the years ended December 31, 2015, 2014 and 2013, respectively. Our business, financial condition and results of operations could be adversely impacted by factors, including currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 16 of the Notes to the Consolidated Financial Statements.

Seasonality

Historically, we have experienced a higher volume of transactions in the quarter ended December 31, which is our fourth fiscal quarter, and to a lesser extent, during other fiscal quarters. However, our transition to cloud-first strategy may change the historical seasonality trends.

Competition

The market for solutions that provide automation, analytics and intelligence to drive sales and profitability is competitive, fragmented and rapidly evolving. For example, we have seen consolidation in the quoting software market with large CRM vendors acquiring smaller quoting companies as they attempt to provide end-to-end solutions to drive sales and profit. Today, we are increasingly competing in sales ecosystem with competitors that all aim to drive effectiveness and efficiency in selling. Our competition has increased in recent years as we expanded into adjacent technologies.

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
We compete with a number of larger and smaller companies, which we estimate to be approximately 10 competitors. Most of our competitors compete against individual products of ours, rather than at a strategic level across multiple products. For example, Vendavo and Zilliant, compete against the pricing portion of our revenue and profit realization solutions. Others, such as Apptus, Oracle (through its acquisition of Big Machines), and Salesforce.com (through its acquisition of SteelBrick) compete against the quoting portion of our revenue and profit realization solutions. Yet others, such as Sabre Airline Solutions and Amadeus compete against a portion of our revenue management solutions in the airline industry. Several large enterprise application providers, such as JDA Software, Oracle and SAP, have developed offerings that include limited pricing and revenue management functionality. Our solutions also compete with solutions developed internally by businesses. These businesses generally rely on a combination of manual processes, external consultants, spreadsheets and internally-developed software tools.
We believe these competitors do not provide all of the functionality needed to support an organization interested in optimizing sales growth through data-science driven pricing, quoting and revenue management. In the past, some of these vendors have competed on price and by bundling their pricing and revenue management applications with other enterprise applications, and this may continue into the future. We believe that we distinguish ourselves from these vendors through the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value science-based optimization software to our global customer base across multiple industries. In the future, we believe our competition will increase as more companies move into our market segment and as we expand into adjacent market segments.

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

Research and development

We believe our innovation with respect to our software solutions is the foundation of our business and accordingly have made substantial investments in research and development for the enhancement of existing products and services and the development of new products and services. We also believe that our long-term investment in the scientific analysis of pricing and revenue management differentiates us from our competitors. We are committed to developing high-value, science-based sales, pricing, and revenue management software solutions as evidenced by our continued investment in research and development. In fiscal 2015, 2014 and 2013, we incurred expenses of $46.8 million, $43.2 million and $32.5 million, respectively, in research and development to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in the United States and to a lesser extent in France.

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

Employees

As of December 31, 2015, we had 1,033 full time personnel, which included 857 employees and 176 outsourced personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on June 19, 2015.

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

Risks relating to our business and industry:

Our cloud-first strategy and new offerings bring new business and operational risks.

We decided to emphasize a cloud-first strategy starting in 2015. This focus includes continuing to introduce new products and technology initiatives in the area of cloud computing, including our SaaS and cloud-based solutions. Our SaaS and cloud-based solutions provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. Our SaaS revenue may not be significant in the future despite our investment, and our internal development and customer support teams may find it difficult or costly to support both traditional software installed by customers and software delivered as a service. Our existing customers may have invested substantial personnel and financial resources in legacy software, and may be reluctant or unwilling to use a cloud-based solution. In addition, since our SaaS customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew, delay or withhold payment to us, we could lose future sales, or customers may make other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

We are experiencing reduced revenues and corresponding cash flow without a corresponding decrease in expenses as a result of our shift to a cloud-first strategy, which may continue for longer than we expect.

We expect our expenses to substantially exceed our revenues and cash flow in the near term as we make significant investments as part of our cloud-first strategy, particularly in new product development and cloud operations. In addition, we expect our cloud-first strategy to impact our historical revenue model as a shift from providing our software predominantly via licenses to subscriptions will impact our near term revenue and cash flows. Our cloud-first strategy may also give rise to other risks that could harm our business, including:

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

•
if we experience a security incident, disruption in delivery, or other problems related to our SaaS and cloud based solutions, we could lose customers, be found liable for damages, and incur other losses;

•
the enterprise cloud computing market is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud applications will achieve broad acceptance in the enterprise market; and

•	our sales cycles may be delayed if we need to educate customers about the benefits of our cloud solutions, including technical capabilities, security, privacy, and return on investment.

Our ability to return to profitability depends on our ability to: drive more subscription sales; build our sales and marketing and product development organizations; appropriately manage our expenses; identify or acquire companies or assets at attractive valuations; enter into and maintain beneficial channel relationships; develop enhancements to our existing products and develop new products; and successfully execute our marketing and sales strategies. If we are not able to execute on these actions and grow our revenue and corresponding cash flows to offset these expected costs, our business may not grow as we anticipate, our operating results could be adversely affected, we may continue to incur net losses, on a U.S. GAAP basis, in the future. Additionally, as we introduce new cloud-only products, operating margins on our new products may be lower than those we have achieved on our more mature products, and our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our solutions may be perceived as not being secure, customers may curtail or stop using our solutions and/or we may incur significant legal and financial exposure and liabilities.

Our solutions and services involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information. Despite the implementation of security measures, these systems may still be vulnerable to data theft, computer viruses, malicious software programs, programming errors, attacks by third parties or similar disruptive problems, and could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to compromise systems change frequently and may not be recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, the costs to prevent, eliminate or alleviate security vulnerabilities, computer viruses, malicious software programs, and other attacks by third parties are significant. Our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. We cannot predict the extent, frequency or impact of these problems on us. Any security breach could result in a loss of confidence in the security of our solutions and services, damage our reputation, negatively impact our future sales, disrupt our business, increase our information security costs, and lead to indemnity obligations and legal liability.
Interruptions, delays in service, security incidents, or other problems from our third-party data centers, cloud platform providers, or other unrelated service providers which could impair the delivery of our service and negatively affect the market for our cloud solutions.

In the cloud, our products are dependent upon third-party hardware, software and cloud hosting vendors, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to security incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service.
In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Any interruptions or delays in these hosted services, or security or privacy breaches, could damage our reputation, negatively impact our future sales, disrupt our business, and lead to legal liability.
Furthermore, certain of our applications are essential to our customers’ ability to price their products or services. Any interruption in our service may affect the availability, accuracy or timeliness of pricing information and as a result could damage our reputation, cause our customers to terminate their use of our solutions, require us to issue service credits to our customers, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers.

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

We focus primarily on sales, pricing and revenue management software, and if the markets for this software develop more slowly than we expect, our business could be harmed.

We derive most of our revenue from providing our solutions for selling, pricing and revenue management, implementation services and ongoing customer support. The sales and pricing market is evolving rapidly, and it is uncertain whether this software could achieve and sustain high levels of demand and market acceptance. Our success would depend on the willingness of businesses in the manufacturing, distribution, services industries to use sales and pricing software.

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

Our sales cycle may take several months to over a year. To sell our solutions successfully and obtain an executed contract, we often have to educate our potential customers about the benefits of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control. These factors include the customer’s requirements, the level of competition we face for that customer’s business, and the customer's internal approval processes. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Furthermore, a delay in our ability to obtain a signed agreement or to complete certain contract requirements in a particular quarter could materially reduce our revenue or bookings in that quarter. Any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could also have a material adverse effect on our business, financial condition and results of operations.
Failure to sustain our historical maintenance, support, and subscription renewal rates and pricing would adversely affect our future revenue and operating results.

Maintenance and support agreements are typically for a term of two years, and subscription agreements are typically for a term of three years.  Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 38%, 29% and 32% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Subscription revenue has represented approximately 17%, 13% and 6% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers choose not to renew their maintenance, support and subscription agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed. Our opportunity for future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including our customers’ satisfaction with our products and services, the prices of our solutions and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.

Competition from vendors of sales, pricing, revenue management and configure-price-quote solutions as well as from companies internally developing their own solutions could adversely affect our ability to sell our solutions and could result in pressure to price our solutions in a manner that reduces our margins and harms our operating results.

The sales, pricing, revenue management and configure-price-quote software market is competitive and rapidly evolving. Our software solutions compete with both solutions developed internally by businesses as well as those solutions offered by competitors. We believe our principal competition consists of pricing, quoting, rebate and revenue management software vendors, including a number of vendors that provide such software for specific industries; as well as large enterprise application providers that have developed offerings that include sales, pricing and revenue management functionality.

We expect additional competition from other established and emerging companies to the extent the sales, pricing, revenue management and configure-price-quote software market continues to develop and expand. We also expect competition to increase as a result of the entrance of new competitors in the market and industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company, such as Salesforce.com through its acquisition of Steelbrick. A number of our current and potential competitors have larger installed bases of users, longer operating histories, broader distribution and greater name recognition than we have. In addition, many of these companies have significantly greater resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands, and devote greater resources to the development, promotion and sale of their products.

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
The implementation of our software solutions can involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors that are beyond our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software solutions, and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources. In addition, implementation of our software solutions can be highly complex and require substantial efforts and cooperation on the part of our customers. If we are unable to successfully manage the implementation of our software solutions such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. For projects accounted for under the percentage-of-completion method, we recognize our license and implementation revenues as implementation services are performed. Any delays in an implementation project or changes in the scope or timing of an implementation project would delay or alter the corresponding revenue recognition and could adversely affect our operating results. In addition, any delays or changes in scope could result in estimated project costs exceeding contracted revenue of which a loss reserve would need to be established which would have an adverse effect on our operating results. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

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
A significant or prolonged economic downturn may result in our customers or prospects reducing or postponing spending on the solutions we offer, and could result in substantial defaults or slowing of payments by our customers on our accounts receivable.
There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our customer contracts. For instance, if economic conditions weaken in any industry in which our customers or prospects are focused, our customers or prospects may reduce or postpone their spending significantly which may, in turn, lower the demand for our solutions and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, customers may change their purchasing strategies, including, in some instances, increased negotiation of price, deciding to purchase one solution rather than multiple solutions or purchasing solutions for portions of their business. Customers could also delay their implementations or non-renew their SaaS, cloud, or maintenance contracts. Change in contract terms or the loss of, or any significant decline in business from, our customers may lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of our customers, or our customers' unwillingness or inability to otherwise make payments in a timely matter could have a material adverse effect on the collectability of our accounts receivable, liquidity, business and operating results.

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

Our projects accounted for on a percentage-of-completion method as well as fixed-fee arrangements are based on our use of estimates, which if inaccurate, could reduce our revenue and profitability.

Timing of our revenue recognition on our contractual arrangements varies based on the nature of the performance obligations in each contract and the associated contract terms. For projects accounted for on a percentage-of-completion method, the effort required to complete our implementation may be difficult to estimate, as the length of the implementation depends on the number of software solutions purchased and the scope and complexity of the customer’s deployment requirements. Similarly, we may price implementation arrangements on a fixed-fee basis. If we underestimate the amount of effort required to implement our software solutions under these fixed-fee arrangements, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we could incur a loss on the arrangement. If we are unable to accurately estimate the overall total man-days required to implement our software solutions, such inaccuracies could have a material effect on the timing of our revenue recognition, could adversely impact our quarterly or annual operating results.
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

The Financial Accounting Standards Board ("FASB") is currently working with the International Accounting Standards Board ("IASB") to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under U.S. GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 – Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" – that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

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
Our agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our software solutions and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot provide assurance that our current liability insurance coverage would continue to be available on acceptable terms. In addition, the insurer may deny coverage on any future claims. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention may be diverted from our operations.
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
We use open source software in our solutions and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

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

International operations are subject to risks associated with operating outside of the United States. We may not be able to maintain or increase international market demand for our solutions. For the year ended December 31, 2015, 2014 and 2013, approximately 62%, 56% and 55% of our total revenue, respectively, was derived from outside the United States. We have customers in over 55 countries, and have operations in the United Kingdom, France, Germany, and Australia (through wholly-owned subsidiaries). The financial impact of our international operations to our overall business has been insignificant to date, but we expect our international operations to continue to grow.

To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations and financial condition, including our revenue and operating margins, are subject to losses from fluctuations in foreign currency exchange rates.

Managing overseas growth could also require significant resources and management attention and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

•	economic conditions in various parts of the world;

•
differing labor and employment regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including hourly wage and overtime regulations and employee termination restrictions or related costs;

•
more stringent regulations relating to data privacy and the unauthorized use of, or access to, and retention of commercial and personal information, particularly in the EU, where the regulatory framework for privacy is actively evolving and is likely to remain uncertain for the foreseeable future;

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

If we continue to expand our business globally, our success could depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations.  For example, any inability to adequately address privacy concerns, even if unfounded, or to comply with more complex and numerous privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of our solutions and harm our business. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

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
Historically, shares of our common stock have been relatively illiquid and trading of our shares could adversely affect the market price of our common stock.
Our common stock has historically been thinly traded, and we have a relatively small public float. Our common stock may be less liquid than the stock of companies with a broader public ownership. In addition, sales of a large volume of our common stock by us or our current or future stockholders, or the perception that sales could occur, may also have a significant impact on its trading price.
Our directors, executive officers, and certain significant stockholders hold a significant portion of our outstanding shares.
Our directors and executive officers collectively control approximately16% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC, Cadian Capital Management, LLC, Riverbridge Partners, LLC, Champlain Investment Partners, LLC and Morgan Stanley, control approximately 61% of our issued and outstanding common shares. As a result, these stockholders could influence matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if such change of control would be beneficial to you as a stockholder, and could affect the market price of our shares if there is a sale by this group of stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 98,000 square feet of office space. As of December 31, 2015, we also lease smaller regional offices in London, England; Paris, France; Toulouse, France; Munich, Germany; San Francisco, California; Skokie, Illinois; and Austin, Texas. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range of Common Stock
	Low	High
Year ended December 31, 2015
First Quarter	$23.01	$27.12
Second Quarter	$18.03	$27.15
Third Quarter	$20.46	$24.58
Fourth Quarter	$20.60	$25.11
Year ended December 31, 2014
First Quarter	$30.47	$41.06
Second Quarter	$21.59	$32.25
Third Quarter	$24.01	$28.52
Fourth Quarter	$23.08	$30.39
On February 16, 2016 there were 61 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the NASDAQ Computer Index for the period commencing on December 31, 2010, and ending December 31, 2015. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2010, in our common stock, the S&P 500 and the NASDAQ Computer Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
PRO	$130.64	$160.58	$350.31	$241.26	$202.28
S&P 500	$100.00	$113.40	$146.97	$163.71	$162.52
NASDAQ Computer Index	$100.49	$113.03	$149.13	$178.78	$189.94
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
During 2015, we did not make any purchases of our common stock under this program. As of December 31, 2015, $10.0 million remains available under the stock repurchase program.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities for the year ended December 31, 2015.

Item 6. Selected financial data
The following selected consolidated financial data presented under the captions "Selected consolidated statement of operations data" and "Selected consolidated balance sheet data" are derived from our Consolidated Financial Statements. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and our Consolidated Financial Statements and the related Notes included elsewhere in this report. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Selected consolidated statement of operations data:
Total revenue	$168,246	$185,829	$144,837	$117,791	$96,639
Gross profit	106,836	127,743	101,702	84,006	70,337
(Loss) Income from operations	(55,497)	(22,407)	3,538	8,180	8,775
Net (loss) income	(65,811)	(37,551)	3,446	4,966	6,350
Net (loss) income attributable to common stockholders	$(65,811)	$(36,644)	$3,446	$4,966	$6,350
Net (loss) income attributable to common stockholders per share:
Basic	(2.23)	(1.27)	0.12	0.18	0.24
Diluted	(2.23)	(1.27)	0.11	0.17	0.23
Weighted average number of shares:
Basic	29,578	28,915	28,004	27,366	26,832
Diluted	29,578	28,915	30,114	28,420	27,762
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$161,770	$161,019	$44,688	$83,558	$68,457
Working capital	124,687	151,903	72,127	72,950	66,334
Total assets	263,722	300,125	179,828	146,479	121,259
Long-term obligations	121,954	112,740	3,523	3,334	2,976
Total stockholders’ equity	$55,414	$98,999	$111,303	$88,669	$73,943

Item 7. Management’s discussion and analysis of financial condition and results of operations
Overview

PROS provides enterprise revenue and profit realization software solutions designed to help business-to-business ("B2B") and business-to-consumer ("B2C") companies accelerate sales, formulate winning pricing strategies and align product, demand and availability. Our revenue and profit realization software solutions allow our customers to grow revenue, sustain profitability and modernize their business processes.

Fiscal 2015 Overview

Fiscal 2015 was a transformational year for PROS, as we shifted from primarily offering perpetual licenses of our solutions to a subscription based cloud-first strategy. As part of this shift, we introduced a number of changes to our business, including creating and introducing new cloud-only packages of our software, training our personnel, and increasing our focus on competitive differentiation in key industry verticals. We believe that the number of changes we implemented as part of cloud-first strategy had a negative impact on the pace of deal execution in the second half of 2015. However, these changes also yielded positive initial results in 2015, as our recurring revenues, which consists of maintenance and subscription revenue, grew by 19% over 2014.

Annualized Recurring Revenue ("ARR") is currently one of our key performance metrics to assess the health and trajectory of our overall cloud business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as the annualized contracted recurring revenue from subscription and maintenance contracts. Contracted revenue from perpetual license, term license and service agreements are not included within the ARR metric. Total ARR as of December 31, 2015 was $98.2 million, up from $85.0 million as of December 31, 2014, an increase of 16%.

Free cash flow is another one of our key metrics that assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by business operations, after cash used for additions to property, plant and equipment and capitalized internal-use software development costs. Free cash flow generated for the year ended December 31, 2015 was $8.5 million, up from a use of free cash flow of $8.1 million for the year ended December 31, 2014.
Financial Performance Summary

Total revenue for the year ended December 31, 2015, decreased $17.6 million to $168.2 million from $185.8 million for the year ended December 31, 2014, representing a 9% decrease. This decrease in total revenue was primarily attributable to a decrease in license revenue, which was expected as we transitioned our business towards our subscription-based SaaS and cloud-based solutions.

Total license revenue for the year ended December 31, 2015, decreased $25.8 million to $32.7 million from $58.5 million for the year ended December 31, 2014, representing a 44% decrease. This decrease in license revenue was expected as we transitioned our business towards our subscription-based SaaS and cloud-based solutions.

Total recurring revenue, which is comprised of our subscription and maintenance revenue, was $92.7 million for the year ended December 31, 2015 as compared to $78.1 million for the year ended December 31, 2014, an increase of 19%, as a result of our transition towards our subscription-based SaaS and cloud-based solutions.

Total deferred revenue was $65.3 million as of December 31, 2015, as compared to $58.4 million as of December 31, 2014, an increase of $6.9 million, or 12%, primarily due to an increase in our subscription deferred revenue.

Operating cash flow was $15.5 million for the year ended December 31, 2015, as compared to $1.8 million for the year ended December 31, 2014, an increase of 761%.

Revenue by Geography
The following geographic information is presented for the years ended December 31, 2015, 2014 and 2013. PROS categorizes geographic revenues based on the location of our customer’s headquarters.

	Year Ended December 31,
	2015		2014		2013
	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$63,754	38%	$82,086	44%	$65,072	45%
Europe	47,514	28%	45,987	25%	33,666	23%
The rest of the world	56,978	34%	57,756	31%	46,099	32%
Total revenue	$168,246	100%	$185,829	100%	$144,837	100%

Acquisitions

Acquisitions could be another element to our corporate strategy. We believe future acquisitions could strengthen our competitive position, enhance the products and services that we can offer to customers, expand our customer base, grow our revenues and increase our overall value.

Fiscal 2014 Acquisition

In October 2013, we entered into a tender offer agreement with Cameleon Software SA ("PROS France"). As a result of shares purchased in the market following the completion of the tender in January 2014, the exercise of warrants in July 2014, and second tender completed in November 2014, we controlled 100% of PROS France's common stock as of December 31, 2014. We acquired PROS France for total cash consideration of approximately $32 million, net of cash acquired.

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

Backlog

Our backlog is derived from agreements that we believe to be firm commitments to provide software solutions and related services in the future. Our backlog is based on significant estimates and judgments that we make regarding total contract values, as well as maintenance renewals and changes to existing maintenance and support agreements. Backlog includes committed maintenance, amounts under maintenance and support agreements that we reasonably expect to renew, as well as deferred revenue.
We compute our backlog as of a specific date, and we update our backlog to reflect changes in our estimates and judgments or subsequent additions, delays, terminations or reductions in our agreements. Backlog can vary significantly from period to period depending on a number of factors including the timing of our sales and the nature of the agreements we enter into with our customers. For example, we have agreements that include non-standard provisions which require us to exercise judgment over the extent to which to include these agreements in our backlog. However, based on our history of successfully implementing our software solutions, we generally include the full estimated value of these agreements in backlog. For these and other reasons, our backlog may not be a meaningful indicator of future revenue to be recognized in any particular quarter, and there can be no assurance that our backlog at any point in time will translate into revenue in any specific quarter. Furthermore, as we continue our migration to a SaaS provider, our historical definition of backlog and the relevance to our future revenues may change.
We had backlog of approximately $209 million as of December 31, 2015 as compared to backlog of approximately $194 million as of December 31, 2014. The portion of our backlog as of December 31, 2015 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be approximately $86 million.
Opportunities, trends and uncertainties
We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. We also sold our solutions via term licenses or SaaS, which defers revenue recognition. In connection with our subscription based cloud-first strategy announced in 2015, we expect to sell a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and subscription cloud-based solutions. Following a transition period, we expect this business model will increase our recurring subscription revenue. We anticipate that this strategy will result in lower license revenue, lower total revenues and lower operating cash flows in 2016. However, we do not anticipate a corresponding decrease in expenses in 2016, which will adversely affect our net income, operating margins and cash flow.

•
Variability in bookings. Historically, we have experienced the strongest customer demand in fourth and second quarters of each year. However, the size and timing of orders for our products and services varies considerably, which can cause significant fluctuations in our bookings results from quarter to quarter. Due to our average deal sizes, our bookings in any particular quarter have in the past, and may continue in the future, to be dependent on a relatively small number of orders. During 2015, we experienced unanticipated sales execution challenges which we believe stemmed from the pace of change associated with our cloud-first strategy. The timing of our bookings also varies based on a number of factors over which we may have little or no control, including the complexity of the transaction, our customers' internal budgeting and approval processes, our customers purchasing behaviors and the level of competition.

•
Variability in revenue. The timing of our revenue recognition varies based on the nature and requirements of our contracts.  In conjunction with our cloud-first announcement in 2015, we expect to have an increasing number of subscription contracts, which will result in less license revenue recognized in 2016. The timing of our revenue recognition for our SaaS solutions also varies based on the mix of products sold. For example, our SaaS solutions purchased by our travel customers often require more complex implementations which can delay the commencement of subscription revenue recognition. However, as we continue to emphasize our SaaS and cloud-based solutions over perpetual offerings, near term year over year comparisons will likely be muted due to the differences in revenue recognition. Over time, we expect the revenue impact of our shift to cloud-first to adjust, and year over year comparisons will become more comparable and favorable.

•
Growth opportunities. We believe the market for our enterprise revenue and profit realization software solutions is underpenetrated. Market interest for our software has increased over the past several years providing us with growth opportunities. We have and will continue to invest in our business to more effectively address these opportunities through investment in professional services, research and development, sales, marketing and support functions. In addition to organic growth, we have acquired, and may continue to acquire companies or technologies that can contribute to the strategic, operational and financial growth of our business. We expect to continue to explore both organic and inorganic growth opportunities.

•
Uncertain global economic conditions. During fiscal 2015, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system included numerous ongoing geopolitical issues around the globe. During uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries continue to face significant economic and political crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2016, particularly in Europe. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

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
Our revenue is derived from the licensing and implementation of software solutions, associated software maintenance and support, subscription-based solutions such as SaaS and cloud-based solutions and professional services. Our arrangements with customers typically include some, but not all, of the following: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) subscription fees for our SaaS and cloud-based services (c) professional service fees for configuration, implementation and training services, and (d) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or performed the service and fees are considered fixed and determinable. Determining when these criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report.
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
Subscription revenue. We also offer subscription-based solutions such as SaaS and cloud-based solutions. Our SaaS and cloud-based solutions generally provide customers access to certain of our software solution within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our SaaS and cloud-based solutions are generally recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.
Our SaaS and cloud-based solutions allow our customers to deploy PROS solutions without any significant investment in hardware as PROS software is integrated in cloud-based IT environments that are deployed, supported and managed on our customers' behalf. For arrangements that include cloud-based services, we allocate the arrangement consideration between the cloud-based service and other elements and recognize the cloud services fee ratably beginning on the date the customer commences use of our services and continuing through the end of the contractual cloud services term.
We also license software under term license agreements that typically include maintenance and support during the contractual license term. Our term license agreements typically range from two to five years. Revenue and the associated cost is deferred until the delivery of the licensed solution and recognized ratably over the remaining contractual license term. Revenue from term license agreements represented 2.3%, 2.9%, and 3.6% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
Service revenue. We also provide software-related professional services, including implementation and configuration services, consulting and training. Professional services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, if we enter into arrangements with a fixed-fee, professional services revenue are recognized based upon a proportionate performance method. When we enter into arrangements where professional services are considered essential to the functionality of the software, professional services revenue is recognized based upon the percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as the percentage of total estimated labor hours to complete the project. Revenues for professional services that are bundled with license fees are recognized as the services are performed. We also recognize revenue associated with billable expenses when the expenses are incurred.
Maintenance and support revenue. We generate maintenance and support revenue from the sale of maintenance and support services on our software solutions. The vast majority of our software license arrangements include software license updates and product support contracts, generally ranging from one to two years. Software license updates provide customers with rights to unspecified software updates and enhancements on a when and if available basis, maintenance releases and patches released during the term of the support period. Software license updates and product support contracts are generally priced as a percentage of the software licenses fees. Substantially all of our customers renew their software product support contracts annually. Maintenance and support fees are invoiced to our customers generally on an annual basis, although they may be invoiced on a monthly or quarterly basis in certain circumstances.
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
Cost of subscription. Cost of subscription includes those costs related to supporting our SaaS and cloud-based services, principally (a) personnel costs, which include our employees and third party contractors, (b) noncash share based compensation expense, (c) billable and nonbillable travel, lodging and other out-of-pocket expenses, (d) expenses related to operating our network infrastructure, (e) amortization of capitalized software for internal use, and (f) an allocation of depreciation, amortization of intangibles, facilities and IT support costs, including data center costs, and other costs incurred in providing SaaS and cloud-based services to our customers.
Cost of maintenance and support. Cost of maintenance and support consists largely of personnel related expenses and an allocation of depreciation, amortization of intangibles, facilities and IT support costs and other costs incurred in providing maintenance and support services to our customers.
Operating expenses
Selling and marketing. Selling and marketing expenses principally consist of (a) personnel costs, which include our employees and employee benefits, third party contractors and sales commissions related to selling and marketing personnel, (b) noncash share based compensation expense, (c) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (d) travel and other out-of-pocket expenses, (e) amortization expenses associated with acquired intangible assets, and (f) an allocation of depreciation, facilities and IT support costs and other costs.
General and administrative. General and administrative expenses consist primarily of expenditures for executive, accounting and finance, legal, information technology, and human resources support functions. General and administrative expenses principally consist of (a) personnel costs, which include our employees and employee benefits and third-party contractors, (b) noncash share based compensation expenses, (c) travel and other out-of-pocket expenses, (d) accounting, legal and other professional fees, and (e) an allocation of depreciation, facilities and IT support costs and other costs.

Research and development. Research and development expenses principally consist of (a) personnel costs, which include our employees and employee benefits and third party contractors, which are comprised of software developers, scientists and product managers working on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, (b) noncash share based compensation expenses, and (c) an allocation of depreciation, facilities and IT support costs and other costs.
Income taxes

We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the United States Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2015, our deferred tax assets consisted primarily of temporary differences related to noncash share based compensation and net operating losses.

We review the realizability of our deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. In the fourth quarter of fiscal 2014, we performed an analysis related to the realizability of our worldwide deferred tax assets. After considering tax planning initiatives and other positive and negative evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Therefore, we recorded a $19.5 million net valuation allowance as income tax expense in the year ended December 31, 2014. In performing similar analysis throughout 2015, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2015.

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
Our federal effective tax rate has historically benefited from the application of the research and experimentation ("R&E") tax credit. In prior years Congress passed a series of extensions which enabled us to continue to benefit from the R&E tax credit, but passage of such extensions was always an uncertainty. In December of 2015, Congress passed the Protecting Americans from Tax Hikes Act which, among other things, made the R&E tax credit permanent. We recorded the full benefit of the R&E tax credit in the fourth quarter of 2015.
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

Results of operations
Comparison of year ended December 31, 2015 with year ended December 31, 2014
Revenue:

	For the Year Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
License	$32,716	19%	$58,515	31%	$(25,799)	(44)%
Services	42,875	25%	49,225	26%	(6,350)	(13)%
Subscription	28,989	17%	23,468	13%	5,521	24%
Total license, services and subscription	104,580	62%	131,208	71%	(26,628)	(20)%
Maintenance and support	63,666	38%	54,621	29%	9,045	17%
Total revenue	$168,246	100%	$185,829	100%	$(17,583)	(9)%

License revenue. For the year ended December 31, 2015, license revenue decreased $25.8 million to $32.7 million from $58.5 million for the year ended December 31, 2014, representing a 44% decrease. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, we experienced a decrease in the sale of perpetual licenses and a corresponding decrease in license revenue, which included a decrease of $18.2 million in license revenue recognized upon software delivery. We recognized $9.0 million and $27.2 million of license revenue upon software delivery for the years ended December 31, 2015 and 2014, respectively. As a result of our shift to a cloud-first strategy, we expect customers will be purchasing more subscription-based solutions such as SaaS and cloud-based solutions, resulting in lower future license revenue.

Services revenue. For the year ended December 31, 2015, services revenue decreased $6.4 million to $42.9 million from $49.2 million for the year ended December 31, 2014, representing a 13% decrease. The decrease in services revenue was primarily attributable to several customer implementations that were completed in 2014 with significant professional services and to a lesser extent certain pre-packaged offerings requiring less professional services. In addition, even though the total number of customers generating services revenue increased to 212 for the year ended December 31, 2015, as compared to 193 in the corresponding period in 2014, an increase of 10%, the decrease in services revenue was also attributed to an overall lower effective services man-day rate.

Subscription revenue. For the year ended December 31, 2015, subscription revenue increased $5.5 million to $29.0 million from $23.5 million for the year ended December 31, 2014, representing a 24% increase. The increase in subscription revenue was primarily attributable to an increase in the number of customers subscribing to our SaaS and cloud-based solutions. The total number of customers generating subscription revenue was 102 for the year ended December 31, 2015, as compared to 90 in the corresponding period in 2014, an increase of 13%. We expect our subscription revenue will continue to increase as a result of our shift to a cloud-first strategy.
Maintenance and support. Maintenance and support revenue increased $9.0 million to $63.7 million for the year ended December 31, 2015 from $54.6 million for the year ended December 31, 2014, representing a 17% increase. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services related to their licensing of our software. We expect our maintenance revenue growth will decrease as a result of customers licensing less of our software as we shift to a cloud-first strategy.

Cost of revenue and gross profit.

	For the Year Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of license	$304	—%	$243	—%	$61	25%
Cost of services	36,147	21%	39,955	22%	(3,808)	(10)%
Cost of subscription	12,786	8%	7,334	4%	5,452	74%
Total cost of license, services and subscription	49,237	29%	47,532	26%	1,705	4%
Cost of maintenance and support	12,173	7%	10,554	6%	1,619	15%
Total cost of revenue	$61,410	37%	$58,086	31%	$3,324	6%
Gross profit	$106,836	63%	$127,743	69%	$(20,907)	(16)%

Cost of license. Cost of license primarily consists of third-party fees for licenses. Cost of license increased $0.1 million for the year ended December 31, 2015 to $0.3 million from $0.2 million for the year ended December 31, 2014, representing a 25% increase. License gross profit percentages for the year ended December 31, 2015 and 2014, remained relatively unchanged as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services decreased $3.8 million to $36.1 million for the year ended December 31, 2015 from $40.0 million for the year ended December 31, 2014, representing a 10% decrease. The decrease was primarily attributable to a decrease in personnel costs used in our software implementations of $2.6 million and a decrease in other overhead expenses of $1.2 million. Services gross profit percentages for the years ended December 31, 2015 and 2014, were 16% and 19%, respectively. The percent decrease in services gross profit was primarily driven by the completion of several implementations in 2014 with higher professional services man-day rates and lower professional services utilization during the year ended December 31, 2015. Service gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our software and the utilization of our professional services personnel.

Cost of subscription. Cost of subscription increased $5.5 million to $12.8 million for the year ended December 31, 2015 from $7.3 million for the year ended December 31, 2014, representing a 74% increase. The increase was primarily attributable to a $2.6 million increase in personnel costs and a $2.9 million increase in infrastructure costs to support our current and anticipated future subscription customer base. Our subscription gross profit percentage for the years ended December 31, 2015 and 2014, was 56% and 69%, respectively.

Cost of maintenance and support. Cost of maintenance and support revenue increased $1.6 million to $12.2 million for the year ended December 31, 2015, from $10.6 million for the year ended December 31, 2014, representing a 15% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. Maintenance and support gross margins were 81% for both years ended December 31, 2015 and 2014.
Gross profit. Gross profit decreased $20.9 million to $106.8 million for the year ended December 31, 2015 from $127.7 million for the year ended December 31, 2014, representing a 16% decrease. The decrease in overall gross profit was principally attributable to the decrease in license revenue during the period.

Operating expenses:

	For the Year Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$74,146	44%	$64,528	35%	$9,618	15%
General and administrative	38,517	23%	35,389	19%	3,128	9%
Research and development	46,780	28%	43,174	23%	3,606	8%
Acquisition-related	—	—%	3,019	2%	(3,019)	(100)%
Impairment charges	2,890	2%	4,040	2%	(1,150)	(28)%
Total operating expenses	$162,333	96%	$150,150	81%	$12,183	8%
Selling and marketing. Selling and marketing expenses increased $9.6 million to $74.1 million for the year ended December 31, 2015 from $64.5 million for the year ended December 31, 2014, representing a 15% increase. The increase was primarily attributable to an increase of $5.5 million in personnel costs, which included an increase of $2.0 million of noncash share based compensation, and $1.0 million increase in severance expense. The remaining increase of $4.1 million related to non-personnel costs included an increase of $2.1 million in sales and marketing events, $1.4 million in travel expenses, $0.6 million increase in amortization expense on certain intangible assets that became fully amortized, $0.4 million in facility and other overhead expenses partially offset by a decrease of $0.4 million in recruiting expenses.
General and administrative expenses. General and administrative expenses increased $3.1 million to $38.5 million for the year ended December 31, 2015 from $35.4 million for the year ended December 31, 2014, representing a 9% increase. The increase was attributable to an increase of $3.7 million of personnel costs, primarily related to $2.3 million increase in noncash share based compensation expense, which included an acceleration of noncash share based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The increase in personnel cost was partially offset by a decrease in non-personnel costs of $0.6 million, which primarily included a $0.2 million decrease in professional fees, $0.2 million decrease in bad debt expense and a $0.2 million decrease in facility and other overhead expenses.
Research and development expenses. Research and development expenses increased $3.6 million to $46.8 million for the year ended December 31, 2015 from $43.2 million for the year ended December 31, 2014, representing an 8% increase. The increase was attributable to an increase of $2.4 million in personnel costs which was due primarily to an increase in noncash share based compensation of $0.6 million and an increase of $0.4 million of severance expenses. The remaining increase of $1.2 million was primarily attributable to an increase in facility and other overhead expenses.
Acquisition-related expense. Acquisition-related expenses were zero and $3.0 million for the year ended December 31, 2015 and 2014, respectively, consisting primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to the acquisition and integration of Cameleon Software SA and SignalDemand.
Impairment charges. During the years ended December 31, 2015 and 2014, we recorded $2.9 million and $4.0 million of impairment charges related to internally developed software. The full impairment resulted from a reduction of projected cash flows for product groups based on revisions to our projections during the year and was recorded to reduce the carrying value to fair value. These reductions reflect changes to our plans for certain product groups in connection with the integration of our acquisitions and changes in future product launches and support.
Other expense, net:

	For the Year Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	(8,914)	(5)%	(492)	—%	(8,422)	nm
Other expense, net	(661)	—%	(2,159)	(1)%	1,498	(69)%

Convertible debt interest and amortization. The convertible debt expense for the years ended December 31, 2015 and 2014 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014. The increase was attributed to a full year of convertible debt interest and amortization for the year ended December 31, 2015 as compared to a partial year for the year ended December 31, 2014.

Other expense, net. Other expense, net decreased by $1.5 million during the year ended December 31, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period, including foreign currency losses on the restricted cash used for the acquisition of Cameleon Software SA that was recognized in 2014.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	Variance $	Variance %
Effective tax rate	(1)%	(50)%	n/a	49%
Income tax provision	$739	$12,493	$(11,754)	(94)%
Our income tax provision decreased $11.8 million to $0.7 million for the year ended December 31, 2015, from $12.5 million for the year ended December 31, 2014. Our tax provision for the year ended December 31, 2015 primarily consisted of foreign taxes and state taxes not based on pre-tax income.
Our 2015 and 2014 effective tax rates had an unusual relationship to pretax loss from operations as a result of the presence of a valuation allowance on our net deferred tax assets. Due to a $20.9 million increase in our valuation allowance on our net deferred tax assets, our income tax provision in 2015 only includes foreign taxes and state taxes not based on pre-tax income, resulting in an effective tax rate of (1)%. The difference between the effective tax rate and the federal statutory rate of 34% for the year ended December 31, 2015 was primarily due to the increase in our valuation allowance on our net deferred tax assets. Our effective tax rate for 2014 included a $19.5 million net valuation allowance, which was initially established and recorded in the fourth quarter of 2014. The difference between the effective tax rate and the federal statutory rate of 34% for the year ended December 31, 2014 was due primarily to the increase in our valuation allowance and the tax benefit from the reinstatement of the U.S. R&E tax credit of approximately $1.8 million.
As of December 31, 2015 and 2014, we had a valuation allowance on our net deferred tax assets of $44.3 million and $24.0 million, respectively. The increase was principally attributed to an additional valuation allowance recorded on our current year's tax loss and increases in our noncash share based compensation.

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

License revenue. License revenue increased $17.4 million to $58.5 million for the year ended December 31, 2014 from $41.1 million for the year ended December 31, 2013, representing a 42% increase. The increase in license revenue was attributable to an increase in license revenue recognized upon software delivery. We recognized $27.2 million and $5.9 million of license revenue upon software delivery for the years ended December 31, 2014 and 2013, respectively.

Services revenue. Services revenue increased $0.8 million to $49.2 million for the year ended December 31, 2014 from $48.4 million for the year ended December 31, 2013, representing a 2% increase. The $0.8 million increase in services revenue was primarily attributed to $5.9 million of services revenue from our acquisitions, partially offset by a decrease of $5.1 million in organic services revenue. The decrease of $5.1 million was primarily a result of an increase in the number of third parties implementing our software, implementations requiring less implementation services and several customers delaying some services into 2015.

Subscription revenue. Subscription revenue increased $14.2 million to $23.5 million for the year ended December 31, 2014 from $9.2 million for the year ended December 31, 2013, representing a 155% increase. The $14.2 million increase in subscription revenue was primarily attributed to $11.3 million of subscription revenue from our acquisitions and an increase in the overall total number of customers generating subscription revenue. The total number of customers generating subscription revenue was 90 for the year ended December 31, 2014, as compared to 36 in the corresponding period in 2013, an increase of 150%.
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
Cost of revenue and gross profit:

	For the Year Ended December 31,
	2014		2013
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of license	$243	—%	$282	—%	$(39)	(14)%
Cost of services	39,955	22%	32,492	22%	7,463	23%
Cost of subscription	7,334	4%	2,122	1%	5,212	246%
Total cost of license, services and subscription	47,532	26%	34,896	24%	12,636	36%
Cost of maintenance and support	10,554	6%	8,239	6%	2,315	28%
Total cost of revenue	$58,086	31%	$43,135	30%	$14,951	35%
Gross profit	$127,743	69%	$101,702	70%	$26,041	26%

Cost of license. Cost of license primarily consists of third-party fees for licensed software. Cost of license was $0.2 million for the year ended December 31, 2014, compared to $0.3 million for the year ended December 31, 2013. License gross profit percentages for both the year ended December 31, 2014 and 2013, were 100% and 99%, respectively, as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services increased $7.5 million to $40.0 million for the year ended December 31, 2014, from $32.5 million for the year ended December 31, 2013, representing a 23% increase. The increase was primarily attributable to an increase of $7.4 million from our acquisitions. Services gross profit percentages for the years ended December 31, 2014 and 2013, were 19% and 33%, respectively. The decrease in services gross margins was driven by increases in professional services personnel costs, primarily attributable to our acquisitions. In addition, lower service margins from our acquisitions contributed to the decrease in our services gross margins.

Cost of subscription. Cost of subscription increased $5.2 million to $7.3 million for the year ended December 31, 2014, from $2.1 million for the year ended December 31, 2013, representing a 246% increase. The increase was primarily attributable to a $4.5 million increase from our acquisitions, which included $1.4 million of intangible asset amortization. Subscription gross profit percentages for the years ended December 31, 2014 and 2013, were 69% and 77%, respectively. The decrease in subscription gross profit percentage was attributable to our acquisitions.
Cost of maintenance and support. Cost of maintenance and support revenue increased $2.3 million to $10.6 million for the year ended December 31, 2014, from $8.2 million for the year ended December 31, 2013, representing a 28% increase. The cost of providing maintenance and support services consists largely of personnel related expenses. The increase in cost of maintenance was principally attributable to an increase of $1.5 million in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with maintenance and support revenue growth. In addition, there was an increase of $0.8 million related to intangible asset amortization related to our acquisitions. Maintenance and support gross margins were 81% and 82% for the years ended December 31, 2014 and 2013, respectively.
Gross profit. Gross profit increased $26.0 million to $127.7 million for the year ended December 31, 2014, from $101.7 million for the year ended December 31, 2013, representing a 26% increase. The increase in overall gross profit was principally attributable to a 28% increase in total revenue, which included revenue from our acquisitions. Our acquisitions contributed $8.0 million of gross profit for the year ended December 31, 2014.

Operating expenses:

	For the Year Ended December 31,
	2014		2013
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$64,528	35%	$39,478	27%	$25,050	63%
General and administrative	35,389	19%	24,046	17%	11,343	47%
Research and development	43,174	23%	32,467	22%	10,707	33%
Acquisition-related	3,019	2%	2,173	2%	846	39%
Impairment charges	4,040	2%	—	—%	4,040	—%
Total operating expenses	$150,150	81%	$98,164	68%	$51,986	53%
Selling and marketing. Selling and marketing expenses increased $25.1 million to $64.5 million for the year ended December 31, 2014 from $39.5 million for the year ended December 31, 2013, representing a 63% increase. The increase was attributable to an increase of $17.2 million in personnel costs, which included $4.4 million related to our acquisitions. Personnel costs, which include our employees and third-party consulting costs, increased primarily as a result of an increase in headcount in sales and marketing to support our current and future growth objectives and an increase in headcount from our acquisitions. Included in the increase in personnel costs was an increase of $4.3 million in sales commissions resulting from higher revenue levels and an increase of $2.7 million of noncash share based compensation. The remaining increase of $7.9 million included $2.7 million in travel expenses, $2.4 million in intangible assets amortization, $2.3 million in sales and marketing events, $0.3 million in facility and other overhead expenses and $0.2 million in recruiting expenses.
General and administrative expenses. General and administrative expenses increased $11.3 million to $35.4 million for the year ended December 31, 2014, from $24.0 million for the year ended December 31, 2013, representing a 47% increase. The increase was attributable to an increase of $6.3 million in personnel costs, which included $2.5 million related to our acquisitions. Personnel costs, which include our employees and third-party consulting costs, increased primarily as a result of an increase in in headcount in general and administrative to support our current and future growth objectives and an increase in headcount from our acquisitions. Included in the increase in personnel costs was an increase of $0.9 million of noncash share based compensation. The remaining increase of $5.0 million included $3.3 million in facility and other overhead expenses, $0.7 million in travel, $0.6 million in professional fees and $0.4 million in recruiting expenses.
Research and development expenses. Research and development expenses increased $10.7 million to $43.2 million for the year ended December 31, 2014 from $32.5 million for the year ended December 31, 2013, representing a 33% increase. The increase was attributable to an increase of $10.2 million in personnel costs, which included $5.6 million related to our acquisitions. Personnel costs, which include our employees and third-party consulting costs, increased as a result of an increase in headcount from our acquisitions and headcount to support ongoing development activities. Included in the increase in personnel costs was an increase of $1.5 million of noncash share based compensation expense. The remaining increase of $0.5 million was primarily attributable to $0.3 million of facility and other overhead expenses and $0.2 million of travel.
Acquisition-related expense. Acquisition-related expenses were $3.0 million and $2.2 million for the year ended December 31, 2014 and 2013, respectively, consisting primarily of advisory and legal fees related to the acquisition and integration of SignalDemand and Cameleon Software SA.
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

Other expense, net:

	For the Year Ended December 31,
	2014		2013
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(492)	—%	$—	—%	$(492)	nm
Other expense, net	$(2,159)	(1)%	$(265)	—%	$(1,894)	nm

Convertible debt interest and amortization. The convertible debt expense related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. The increase of $1.9 million in other expense, net included an increase of $1.5 million of foreign currency exchange losses on transactions denominated in currencies other than the functional currency and an increase of $0.4 million of other miscellaneous income and expenses.
Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	Variance $	Variance %
Effective tax rate	(50)%	(5)%	n/a	(45)%
Income tax (benefit) provision	$12,493	$(173)	$12,666	nm

Income tax (benefit) provision. Our income tax provision increased $12.7 million to $12.5 million for the year ended December 31, 2014, from a tax benefit of $0.2 million for the year ended December 31, 2013. Our effective tax rates were (50)% and (5)% for the years ended December 31, 2014 and 2013, respectively. Our effective tax rate for fiscal 2014 included a $19.5 million net valuation allowance recorded in the fourth quarter of 2014 and included tax benefits from the reinstatement of the U.S. R&E tax credit of approximately $1.8 million.

The change in our effective tax rate for fiscal 2014 compared to fiscal 2013 was driven by a $19.5 million net valuation allowance recorded in the fourth quarter of 2014, increases in nondeductible share based compensation expense and nondeductible acquisition costs and decreases in our R&E credit. The 2013 tax provision included a discrete benefit of $1.4 million attributable to the 2012 R&E tax credit recorded in the first quarter of 2013.

Liquidity and capital resources:

At December 31, 2015, we had $161.8 million of unrestricted cash and cash equivalents and $124.7 million of working capital as compared to $161.0 million of cash and cash equivalents and $151.9 million of working capital at December 31, 2014. In addition, we had $2.5 million of short-term investments as of December 31, 2015 and no short-term investments as of December 31, 2014.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our $50 million secured Credit Agreement with Wells Fargo Bank, N.A. (Revolver). To supplement our overall liquidity position, during the quarter ended December 31, 2014, we issued the Senior Notes. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is cash receipts from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents and short-term investments balances, including funds provided by the issuance of our Senior Notes, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Senior Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our SaaS and cloud-based service solutions, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.
The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net cash provided by operating activities	$15,532	$1,754	$16,971
Net cash (used in) provided by investing activities	(9,424)	7,866	(58,766)
Net cash (used in) provided by financing activities	(5,554)	106,305	2,925
Cash and cash equivalents (beginning of period)	161,019	44,688	83,558
Cash and cash equivalents (end of period)	$161,770	$161,019	$44,688

Net cash provided by operating activities
Net cash provided by operating activities for the year ended December 31, 2015 was $15.5 million, compared to $1.8 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 was primarily comprised of cash provided from net changes in working capital, including a $32.3 million decrease in accounts receivable due to lower revenue levels and higher collections, partially offset by our $65.8 million net loss and the net effect of non-cash items, including $27.9 million of share-based compensation, $10.4 million of depreciation and amortization, $6.0 million of amortization of debt discount and $2.9 million impairment of internal-use software. The $13.8 million increase in net cash from December 31, 2014 was primarily due to the net impact of working capital changes, mainly driven by a decrease in accounts receivable.
Net cash provided by operating activities for the year ended December 31, 2014 was $1.8 million, primarily comprised of our net loss of $37.6 million, non-cash items including $22.7 million of share based compensation, $10.4 million of depreciation and amortization, $12.6 million of deferred taxes and $4.0 million impairment of internal-use software, partially offset by a $10.5 million use of cash from changes in our working capital. The use of cash from changes in our working capital was principally due to a $14.0 million increase in accounts receivable as a result of higher revenue levels.
Net cash provided by operating activities for the year ended December 31, 2013 was $17.0 million, primarily comprised of our net income prior to non-cash expenses such as depreciation and share based compensation, partially offset by net impact of working capital changes principally due to an increase in accounts receivable due to higher revenue levels.
Net cash (used in) provided by investing activities
Net cash used in investing activities for the year ended December 31, 2015 was $9.4 million compared to net cash provided by investing activities of $7.9 million for the year ended December 31, 2014. Net cash used for investing activities for the year ended December 31, 2015 was primarily comprised of the purchases of property and equipment and the purchases of short-term investments. The $17.3 million increase in the use of cash from December 31, 2014 was principally due to restricted cash related to the Cameleon Software SA acquisition provided during the year ended December 31, 2014, offset by the net purchases of $2.5 million short-term investments during the year ended December 31, 2015.
Net cash provided by investing activities for the year ended December 31, 2014 was $7.9 million. During the year, $39.7 million of previously restricted cash became unrestricted and $22.0 million was used in acquiring Cameleon Software SA. In addition, we purchased $7.5 million of purchases in property and equipment and incurred $2.3 million in capitalized internal-use software development costs on our cloud-based service solutions.
Net cash used from investing activities for the year ended December 31, 2013 was $58.8 million, primarily comprised of $39.4 million of restricted cash for the planned Cameleon Software SA acquisition, $13.1 million (net of cash acquired) for the acquisition of SignalDemand in December 2013, $3.4 million of purchases of property and equipment and $2.9 million in capitalized internal-use software development costs on our cloud-based service solutions.
Net cash (used in) provided by financing activities
Net cash used in financing activities for the year ended December 31, 2015 was $5.6 million compared to net cash provided by financing activities of $106.3 million for the year ended December 31, 2014. Net cash used for financing activities for the year ended December 31, 2015 was primarily comprised of $5.1 million of tax withholding related to share settlement of vested employee share-based awards and $1.3 million of contingent consideration paid that was related to the Cameleon Software SA acquisition.

Net cash provided by financing activities for the year ended December 31, 2014 was $106.3 million, primarily comprised of $138.6 million of proceeds from the issuance of convertible debt, $17.1 million of proceeds from issuance of warrants, partially offset by a $29.4 million purchase of a convertible note hedge and $13.1 million of tax withholding related to share settlement of vested employee share-based awards. In addition, we incurred $6.1 million to the increase in the ownership in Cameleon Software SA after we established control.
Net cash provided by financing activities for the year ended December 31, 2013 consisted of proceeds from stock option exercises of $3.3 million and excess tax benefits from stock based compensation of $2.9 million, partially offset by tax withholding related to share settlement of vestings of employee share-based awards of $3.3 million.
Stock repurchases
In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Contractual obligations
The following table sets forth our contractual obligations as of December 31, 2015:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	more than 5 years
Convertible debt, including interest	155,250	2,875	5,750	146,625	—
Operating leases	5,354	2,804	1,601	949	—
Total contractual obligations	$160,604	$5,679	$7,351	$147,574	$—

Operating Leases
In June 2012, we entered into a fourth amendment to our corporate office lease in Houston, TX (the "Lease Amendment"). The Lease Amendment, among other things, provides for an increase in the square footage of our corporate office to 90,389, and provided an option to an additional 7,411 square feet. The term of this lease runs until September 30, 2016. The lease has two options to extend the total term of the lease for an additional 72 months, and provided for an early termination at any time after July 31, 2013. In addition, we lease approximately 14,380 square feet of office space in Toulouse, France, which expires February 24, 2018, 9,666 square feet of office space in Skokie, Illinois, which expires February 28, 2018 with an option to extend the term of the lease for an additional 5 years, and approximately 6,600 square feet in San Francisco, California, which expired at the end of 2015 and was renewed through December 2020 with an option to terminate in 2018. We also lease approximately 3,100 square feet in London, United Kingdom, and 3,300 square feet in Austin, Texas. These leases expire in August 2022, with an option to terminate in August 2017, and September 2016, respectively.

Credit Facility

In July 2012, we, through our wholly owned operating subsidiary, PROS, Inc., entered into the $50 million Revolver with Wells Fargo which matures in July 2017. In connection with the issuance of the Senior Notes, PROS, Inc. amended the Revolver in December 2014 to among, other things, allow for our issuance of the Senior Notes and the associated convertible note hedge and warrant.

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

The Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event our availability under the Revolver plus cash and cash equivalents falls below $20.0 million or upon the occurrence of an event of default. As of December 31, 2015, we are in compliance with all financial covenants under the Revolver.

Debt interest expense of $0.2 million was incurred during each of the years ended December 31, 2015, 2014 and 2013, respectively.

There were no outstanding borrowings under the Revolver as of December 31, 2015.
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
Revenue recognition
Our revenue is derived from the licensing and implementation of software solutions, associated software maintenance and support, subscription-based solutions such as SaaS and cloud-based solutions and professional services. Our arrangements with customers typically include some, but not all, of the following: (a) license fees for the use of our solutions either in perpetuity or over a specified term, (b) subscription fees for our SaaS and cloud-based services (c) professional service fees for configuration, implementation and training services, and (d) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are considered fixed and determinable. Determining when these criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report.
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
License revenue. We derive the majority of our license revenue from the sale of perpetual licenses. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize software licenses revenues upon software delivery the provided professional services are not considered essential to the delivery of the software and when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.

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
Subscription revenue. We also offer subscription-based solutions such as SaaS and cloud-based solutions. Our SaaS and cloud-based solutions generally provide customers access to certain of our software solution within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our SaaS and cloud-based solutions are generally recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied. Any revenue related to up-front activation or set-up fee are deferred and recognized ratably over the estimated period that the customer benefits from the related services. Direct and incremental costs related to up-front activation or set-up activities are capitalized until the date our service is made available and then expensed ratably over the estimated period that the customer benefits from the related services.
Our SaaS and cloud-based solutions allow our customers to deploy PROS solutions without any significant investment in hardware as PROS software is integrated in cloud-based IT environments that are deployed, supported and managed on our customers' behalf. For arrangements that include cloud-based services, we allocate the arrangement consideration between the cloud-based service and other elements and recognize the cloud services fee ratably beginning on the date the customer commences use of our services and continuing through the end of the contractual cloud services term.
We also license software under term license agreements that typically include maintenance and support during the contractual license term. Our term license agreements typically range from two to five years. Revenue and the associated costs are deferred until the delivery of the licensed solution and recognized ratably over the remaining contractual license term.
Service revenue. We also provide software-related professional services, including implementation and configuration services, consulting and training. Professional services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, if we enter into arrangements with a fixed-fee, professional services revenue are recognized based upon a proportionate performance method. When we enter into arrangements where professional services are considered essential to the functionality of the software, professional services revenue is recognized based upon the percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as the percentage of total estimated labor hours to complete the project. Revenues for professional services that are bundled with license fees are recognized as the services are performed. We also recognize revenue associated with billable expenses when the expenses are incurred.
For SaaS or cloud-based arrangements that include professional services, we determine whether the professional services have stand-alone value. If we determine that the professional services do not have stand-alone value, we treat the transaction as a single element and the professional services revenue is deferred until the customer commences use of the SaaS or cloud based service and the professional services revenue is recognized over the remaining term of the arrangement.
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

Our customer arrangements typically contain multiple elements that include software license, implementation services, and post-implementation maintenance and support. For multiple element arrangements involving our nonsoftware services, we (1) determine whether and when each element has been delivered, (2) determine the fair value of each element using the selling price hierarchy of vendor specific objective evidence ("VSOE") of fair value, third party evidence (“TPE”), or best estimated selling price ("BESP"), as applicable, and (3) allocate the total price among the various elements based on the selling price method.

We apply the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.

For multiple-element arrangements that include software and nonsoftware elements such as our cloud-based service solutions, we allocate revenue between the software and software-related elements as a group and any nonsoftware elements based on a relative fair value allocation. We determine fair value for each deliverable using this hierarchy and utilize VSOE of fair value if it exists.

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

Noncash share based compensation
We have two noncash share based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007. We may provide noncash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards ("RSUs"); (iii)  stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards. In February 2014, we granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and market stock units ("MSUs") granted to our recently appointed Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of Cameleon Software, SA and SignalDemand, Inc.
As of December 31, 2015, we have granted stock options, RSUs, SARs and MSUs. RSUs granted include both time-based awards, as well as performance-based awards in which the number of shares that vest are based upon the revenue expected to be earned by us from binding customer agreements for our configure-price-quote ("CPQ") solutions related to the Cameleon Software SA acquisition.
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
The MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over the three year periods ending December 31, 2015, December 31, 2016, December 31, 2017 and March 2, 2018 ("Performance Period"), respectively. The MSUs vest on January 1, 2016, January 1, 2017, January 1, 2018 and March 3, 2018, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.
We record deferred tax assets for stock based compensation awards that will result in future deductions on our income tax returns, based on the amount of stock based compensation recognized at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.
At December 31, 2015, we had $39.3 million of total unrecognized compensation costs related to noncash share based compensation arrangements for stock options, SARs, RSUs and MSUs granted. These costs will be recognized over a weighted-average period of 2.4 years.
Accounting for income taxes

We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the United States Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2015, our deferred tax assets consisted primarily of temporary differences related to noncash share based compensation, R&E tax credit carryforwards and net operating losses.

We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. In the fourth quarter of fiscal 2014, we performed an analysis related to the realizability of our worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Therefore, we recorded a $19.5 million net valuation allowance as income tax expense in the year ended December 31, 2014. In performing similar analysis throughout 2015, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2015.

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

Recent accounting pronouncements

See "Note 2 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.
Item 7A. Quantitative and qualitative disclosures about market risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2015, would have resulted in a $0.2 million loss. We are also exposed to foreign currency risk due to our French subsidiary, PROS France SAS. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2015 by approximately $1.2 million. In addition, as of December 31, 2015, we had operating subsidiaries in Australia, Ireland, Canada, the United Kingdom and Germany. Due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks, however, fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2015, we had no borrowings under the Revolver.

As of December 31, 2015, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.
Item 8. Financial statements and supplementary data
The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein by reference. See Item 15(a)(1) and (2).
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based upon the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.
Item 11. Executive compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.
Item 13. Certain relationships, related transactions and director independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Part IV
Item 15. Exhibits and financial statements schedules
(a)(1) Financial Statements
Reference is made to the Index to Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
Reference is made to Schedule II, Valuation and Qualifying Accounts, as indexed on page F-34.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2016.

PROS Holdings Inc.

By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer
KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Andres Reiner and Stefan Schulz, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2016
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 19, 2016
Stefan Schulz

/s/ William Russell	Chairman of the Board	February 19, 2016
William Russell

/s/ Ellen Keszler	Director	February 19, 2016
Ellen Keszler

/s/ Greg B. Petersen	Director	February 19, 2016
Greg B. Petersen

/s/ Leslie J. Rechan	Director	February 19, 2016
Leslie J. Rechan

/s/ Timothy V. Williams	Director	February 19, 2016
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 19, 2016
Mariette M. Woestemeyer

/s/ Ronald F. Woestemeyer	Director	February 19, 2016
Ronald Woestemeyer

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 19, 2016

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$161,770	$161,019
Short-term investments	2,500	—
Accounts and unbilled receivables, net of allowance of $586 and $868, respectively	39,115	71,095
Prepaid and other current assets	7,656	8,075
Restricted cash - current	—	100
Total current assets	211,041	240,289
Property and equipment, net	15,777	15,788
Intangibles, net	14,191	20,195
Goodwill	20,445	21,563
Other long-term assets	2,268	2,290
Total assets	$263,722	$300,125
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$8,273	$10,564
Accrued liabilities	4,333	5,355
Accrued payroll and other employee benefits	13,084	15,154
Deferred revenue	60,664	57,313
Total current liabilities	86,354	88,386
Long-term deferred revenue	4,665	1,121
Convertible debt, net	116,371	110,448
Other long-term liabilities	918	1,171
Total liabilities	208,308	201,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,156,561 and 33,477,810 shares issued, respectively; 29,738,976 and 29,060,225 shares outstanding, respectively	34	34
Additional paid-in capital	158,674	134,375
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(85,034)	(19,223)
Accumulated other comprehensive loss	(4,322)	(2,249)
Total stockholders’ equity	55,414	98,999
Total liabilities and stockholders’ equity	$263,722	$300,125
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Revenue:
License	$32,716	$58,515	$41,116
Services	42,875	49,225	48,412
Subscription	28,989	23,468	9,221
Total license, services and subscription	104,580	131,208	98,749
Maintenance and support	63,666	54,621	46,088
Total revenue	168,246	185,829	144,837
Cost of revenue:
License	304	243	282
Services	36,147	39,955	32,492
Subscription	12,786	7,334	2,122
Total license, services and subscription	49,237	47,532	34,896
Maintenance and support	12,173	10,554	8,239
Total cost of revenue	61,410	58,086	43,135
Gross profit	106,836	127,743	101,702
Operating expenses:
Selling and marketing	74,146	64,528	39,478
General and administrative	38,517	35,389	24,046
Research and development	46,780	43,174	32,467
Acquisition-related	—	3,019	2,173
Impairment of internal-use software	2,890	4,040	—
(Loss) Income from operations	(55,497)	(22,407)	3,538
Convertible debt interest and amortization	(8,914)	(492)	—
Other expense, net	(661)	(2,159)	(265)
(Loss) Income before income tax provision	(65,072)	(25,058)	3,273
Income tax provision (benefit)	739	12,493	(173)
Net (loss) income	(65,811)	(37,551)	3,446
Net loss attributable to non-controlling interest	—	(907)	—
Net (loss) income attributable to PROS Holdings, Inc.	$(65,811)	$(36,644)	$3,446
Net (loss) earnings per share attributable to PROS Holdings, Inc.:
Basic	(2.23)	(1.27)	0.12
Diluted	(2.23)	(1.27)	0.11
Weighted average number of shares:
Basic	29,578	28,915	28,004
Diluted	29,578	28,915	30,114

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,076)	(2,249)	—
Unrealized gain on short-term investments	3	—	—
Other comprehensive loss, net of tax	(2,073)	(2,249)	—
Comprehensive (loss) income	(67,884)	(39,800)	3,446
Comprehensive loss attributable to non-controlling interest	—	(922)	—
Comprehensive (loss) income attributable to PROS Holdings, Inc.	$(67,884)	$(38,878)	$3,446
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(65,811)	$(37,551)	$3,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,395	10,443	4,307
Amortization of debt discount and issuance costs	6,039	329	—
Share-based compensation	27,864	22,665	16,272
Excess tax benefits on share-based compensation	—	—	(2,940)
Tax (shortfall) benefit from share-based compensation	—	(110)	2,931
Deferred income tax, net	165	12,638	(2,776)
Provision for doubtful accounts	(282)	(192)	300
Loss on disposal of assets	167	—	—
Impairment of internal-use software	2,890	4,040	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	32,274	(14,026)	(7,492)
Prepaid expenses and other assets	229	(3,383)	1,204
Accounts payable and other liabilities	(4,049)	(3,104)	2,885
Accrued liabilities	800	(1,080)	1,002
Accrued payroll and other employee benefits	(2,048)	3,289	1,050
Deferred revenue	6,899	7,796	(3,218)
Net cash provided by operating activities	15,532	1,754	16,971
Investing activities:
Purchase of property and equipment	(6,794)	(7,499)	(3,401)
Acquisition of SignalDemand, net of cash acquired	—	—	(13,102)
Acquisition of Cameleon Software SA, net of cash acquired	—	(22,048)	—
Capitalized internal-use software development costs	(233)	(2,305)	(2,874)
Change in restricted cash	100	39,718	(39,389)
Purchases in short-term investment	(57,697)	—	—
Proceeds from maturities of short-term investments	55,200	—	—
Net cash (used in) provided by investing activities	(9,424)	7,866	(58,766)
Financing activities:
Exercise of stock options	706	1,105	3,327
Excess tax benefits on share-based compensation	—	—	2,940
Proceeds from employee stock plans	839	335	—
Tax withholding related to net share settlement of restricted stock units	(5,124)	(13,089)	(3,342)
Increase in PROS' ownership in Cameleon Software SA	—	(6,147)	—
Payment of contingent consideration for Cameleon Software SA	(1,304)	(2,225)	—
Payments of notes payable	(263)	—	—
Proceeds from issuance of convertible debt, net	—	138,631	—
Proceeds from issuance of warrants	—	17,106	—
Purchase of convertible note hedge	—	(29,411)	—
Debt issuance costs related to convertible debt	(408)	—	—
Net cash (used in) provided by financing activities	(5,554)	106,305	2,925

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

Effect of foreign currency rates on cash	197	406	—
Net increase (decrease) in cash and cash equivalents	751	116,331	(38,870)
Cash and cash equivalents:
Beginning of period	161,019	44,688	83,558
End of period	$161,770	$161,019	$44,688

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$(3)	$(233)	$(278)
Interest	$(2,932)	$(243)	$(87)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$2,722	$1,140	$2,045
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	27,548,847	$32	$87,693	4,417,585	$(13,938)	$14,882	$—	$88,669
Exercise of stock options	354,973	1	3,326	—	—	—	—	3,327
Restricted stock units net settlement	284,823	—	(3,342)	—	—	—	—	(3,342)
Tax benefit from share-based compensation	—	—	2,931	—	—	—	—	2,931
Noncash share based compensation	—	—	16,272	—	—	—	—	16,272
Net income	—	—	—	—	—	3,446	—	3,446
Balance at December 31, 2013	28,188,643	$33	$106,880	4,417,585	$(13,938)	$18,328	$—	$111,303
Exercise of stock options	214,162	—	1,105	—	—	—	—	1,105
Restricted and market stock net settlement	644,028	1	(13,089)	—	—	—	—	(13,088)
Tax (shortfall) benefit from share-based compensation	—	—	(110)	—	—	—	—	(110)
Proceeds from employee stock plans	13,392	—	335	—	—	—	—	335
Proceeds from issuance of warrants	—	—	17,106	—	—	—	—	17,106
Equity component of the Senior Notes issuance, net	—	—	28,714	—	—	—	—	28,714
Purchase of convertible bond hedge	—	—	(29,411)	—	—	—	—	(29,411)
Noncash share based compensation	—	—	22,845	—	—	—	—	22,845
Other comprehensive loss	—	—	—	—	—	—	(2,249)	(2,249)
Net loss	—	—	—	—	—	(37,551)	—	(37,551)
Net loss attributable to non-controlling interest	—	—	—	—	—	(907)	—	(907)
Cumulative earnings previously allocated to non-controlling interest ("NCI") and re-allocated to Parent's equity	—	—	—	—	—	907	—	907
Balance at December 31, 2014	29,060,225	$34	$134,375	4,417,585	$(13,938)	$(19,223)	$(2,249)	$98,999
Exercise of stock options	220,031	—	706	—	—	—	—	706
Restricted and market stock net settlement	421,115	—	(5,124)	—	—	—	—	(5,124)
Proceeds from employee stock plans	37,605	—	839	—	—	—	—	839
Noncash share based compensation	—	—	27,878	—	—	—	—	27,878
Other comprehensive loss	—	—	—	—	—	—	(2,073)	(2,073)
Net loss	—	—	—	—	—	(65,811)	—	(65,811)
Balance at December 31, 2015	29,738,976	$34	$158,674	4,417,585	$(13,938)	$(85,034)	$(4,322)	$55,414
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides enterprise revenue and profit realization software solutions designed to help business-to-business ("B2B") and business-to-consumer ("B2C") companies accelerate sales, formulate winning pricing strategies and align product, demand and availability. The Company's revenue and profit realization solutions are designed to assist customers in growing revenue, supporting sustained profitability and modernizing their business processes. The Company provides its solutions to enterprises across a range of industries, including manufacturing, distribution, services, and travel. The Company offers its solutions via a SaaS delivery model as well as on a perpetual or term license basis. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.
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

Certain reclassifications of previously recorded amounts have been made to conform to the current period presentation, such reclassifications impacted the classification of sales and marketing, and general and administrative expenses, but did not have an impact on the Company's results of operations, cash flows, or financial position.
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
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase, or the ability to be settled in cash within a period of three months, to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.
Short-term investments
The Company's investments are available-for-sale commercial paper and certificates of deposit that are recorded at fair value in the Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the Consolidated Statements of Comprehensive Income (Loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of December 31, 2015.
Financial instruments
The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, approximates their fair values at December 31, 2015 and 2014. For additional information on the Company’s fair value measurements, see Note 9 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which reflects the Company's best estimate of potentially uncollectible receivables. The Company regularly reviews the receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the receivable balances and current economic conditions that may affect a customer’s ability to pay and the Company specifically reserves for those deemed uncollectible.

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

Internal-use software
Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software development, configuration, coding and testing. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Capitalized internal-use software is included in property and equipment, net in the Consolidated Balance Sheets.
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the years ended December 31, 2015 and 2014, the Company recorded a full impairment of $2.9 million and $4.0 million, respectively, related to capitalized internal-use software associated with the expected future cash flows. The Company did not record any impairment charges in the year ended December 31, 2013.
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

Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized, but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of the Company’s reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a three step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of the reporting unit and compare the estimated fair value to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for the reporting unit failing the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. Based on the results of the qualitative review of goodwill performed as of November 30, 2015, the Company did not identify any indicators of impairment. As such, the second and third steps described above were not necessary.

Research and development
Research and development costs for software sold to customers are expensed as incurred. These costs include salaries and personnel costs, including employee benefits, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new solutions and upgrading and enhancing existing solutions.

Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

Treasury stock
The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 10 to the Consolidated Financial Statements. There were no treasury stock repurchases for the years ended December 31, 2015, 2014 and 2013.

Revenue recognition

The Company derives its revenue from the licensing and implementation of software solutions and associated software maintenance and support. The Company also offers SaaS and cloud-based services that do not require customers to host the Company's solutions in their data centers. The Company's arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

License
The Company derives the majority of its license revenue from the sale of perpetual licenses. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes software licenses revenues at contract provided professional services are not considered essential to the delivery of the software and when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.
The Company evaluates the nature and scope of professional services for each arrangement and if it determines that the professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

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

Professional Services

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

For SaaS or cloud based services arrangements that include professional services, the Company determines whether the professional services have stand-alone value. If the Company determines the professional services do not have stand-alone value, the Company treats the transaction as a single element and the professional services revenue is deferred until the customer commences use of the SaaS or cloud-based services and the professional services revenue is recognized over the remaining term of the arrangement.

SaaS or Cloud-Based Services

For arrangements that include SaaS or cloud-based services, the Company allocates the arrangement consideration between the service and other elements and recognizes the SaaS or cloud-based services fee ratably beginning on the date the customer commences use of those services and continues through the end of the service term. Any revenue related to up-front activation or set-up fees are deferred and recognized ratably over the estimated period that the customer benefits from the related services. Direct and incremental costs related to up-front activation or set-up activities are capitalized until the date the Company's service is made available and then expensed ratably over the estimated period that the customer benefits from the related services.

Multiple Element Arrangements

The Company applies the residual method to recognize revenue for the delivered elements in stand-alone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.

For multiple element arrangements containing both software and nonsoftware services, the Company must (1) determine whether and when each element has been delivered; (2) determine fair value of each element using the selling price hierarchy of VSOE of fair value, third party evidence ("TPE"), or best estimate of selling price ("BESP"), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain software and nonsoftware elements such as the Company's cloud-based service solutions, the Company allocates revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation. The Company determines fair value for each deliverable using the selling price hierarchy described above and utilizes VSOE of fair value if it exists.

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

Foreign currency
The Company has contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in other expense, net included in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The functional currency of PROS France SAS ("PROS France") is its local currency. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
Noncash share based compensation
The Company has two noncash share based compensation plans, the 1999 Equity Incentive Plan ("1999 Stock Plan") and the 2007 Equity Incentive Plan ("2007 Stock Plan"), which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. The 2007 Stock Plan was adopted in March 2007. The Company may provide noncash share based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards. Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and market stock units ("MSUs") granted to the recently appointed Chief Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of Cameleon Software SA and SignalDemand Inc.

To date, the Company has granted stock options, stock appreciation rights, restricted stock units, time based and performance based, and market stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and market stock units or upon vesting of restricted stock units.
The following table presents the number of awards outstanding for each award type as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
Award type	2015	2014
Stock options	829	961
Restricted stock units (time based)	1,915	1,830
Restricted stock units (performance based)	24	34
Stock appreciation rights	522	673
Market stock units	563	444
Stock options. The Company did not grant stock options during 2015 and 2014. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the RSUs is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.
Stock appreciation rights. SARs will be settled in stock at the time of exercise and vest over four years from the date grant. The Company used the Black-Scholes option pricing model to estimate the fair value of its SARs. The determination of the fair value of SARs utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, deliver risk-free interest rate and expected dividends. The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. The expected life of the SARs noncash share based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on the Company's expectation of paying no dividends.

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a three year period ending December 31, 2015, December 31, 2016, December 31, 2017 and March 2, 2018 ("Performance Period"), respectively. The MSUs granted in 2013 vested on January 1, 2016, the MSUs granted in 2014 vest on January 1, 2017, and the MSUs granted in 2015 vest on December 31, 2017 and March 2, 2018, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.
As the Company issues stock options and SARs, it evaluates the assumptions used to value its stock option awards and SARs. If factors change and the Company employs different assumptions, noncash share based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned noncash share based compensation expense. Future noncash share based compensation expense and unearned noncash share based compensation will increase to the extent that the Company grants additional equity awards to employees.
At December 31, 2015, there were an estimated $39.3 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years. For further discussion of the Company’s noncash share based compensation plans, see Note 11 to the Consolidated Financial Statements.

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

Earnings per share
The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted earnings per share reflect the assumed conversion of all dilutive securities, using the treasury stock method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company’s outstanding stock options, stock appreciation rights, restricted stock units and market stock units are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

Recently adopted accounting pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt the accounting standard in the fourth quarter of fiscal 2015. Prior periods in the Consolidated Financial Statements were not retrospectively adjusted.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other Internal-Use Software”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard will be effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentations of Debt Issuance Costs", which requires debt issuance cost to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheets or related disclosures.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2015, that are of significance or potential significance to the Company.
3. Business Combination

Cameleon Software, SA

In October 2013, the Company entered into a tender offer agreement with Cameleon Software SA (now PROS France, and referred to in this subsection 3 as "Cameleon"), indicating the Company's intent to acquire Cameleon through the tender offer for all of the outstanding share capital of Cameleon in an all cash tender offer. In January 2014, the Company announced that the initial tender offer for Cameleon was successful and upon completion of the initial tender offer, the Company controlled 81.7% of Cameleon’s common stock and 94.0% of Cameleon’s outstanding warrants, inclusive of the commitments from Cameleon's management regarding their Cameleon free shares. As a result of shares purchased by the Company in the market following the completion of the tender, the Company's exercise of Cameleon warrants in July 2014, and the Company's completion of a second tender in November 2014, the Company now controls 100% of Cameleon's common stock. The Company acquired Cameleon for total cash consideration of approximately $32 million, net of cash acquired.

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

Goodwill of $15.7 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction, the knowledge and experience of Cameleon's workforce in place, and the expectation that the combined company’s complementary products will significantly broaden the Company’s CPQ solution offering. The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross selling opportunities. Intangibles and goodwill of $5.8 million are expected to be currently deductible for tax purposes. In accordance with GAAP, goodwill is not amortized but instead is tested for impairment at least annually, or, more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.
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

	Year Ended December 31,
(in thousands)	2014	2013
Total revenue	$186,081	$168,974
Net loss attributable to PROS Holdings, Inc.	(36,776)	(3,647)
Earnings per share - basic and diluted	$(1.27)	$(0.13)

4. Non-controlling interest

The following table presents a rollforward of the non-controlling interest from the date of acquisition of Cameleon Software SA on January 8, 2014 through December 31, 2014 (in thousands):

Beginning balance as of January 8, 2014	$6,204
Change in Parent's ownership in the subsidiary, net of cumulative earnings previously allocated to NCI and re-allocated to Parent's equity	(5,282)
Net loss allocated to non-controlling interest	(907)
Foreign currency translation adjustment	(15)
Ending balance as of December 31, 2014	$—
The Company controlled 100% of Cameleon Software SA as of December 31, 2014 and there were no activities or outstanding balance related to non-controlling interest for the year ended December 31, 2015.
5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, was as follows (in thousands):

Balance as of December 31, 2013	$7,024
Goodwill acquired	15,717
Purchase accounting adjustments	151
Foreign currency translation adjustments	(1,329)
Balance as of December 31, 2014	21,563
Foreign currency translation adjustments	(1,118)
Balance as of December 31, 2015	$20,445

The increase in goodwill for the year ended December 31, 2014 was primarily the result of the acquisition of Cameleon Software SA. The goodwill balance related to Cameleon Software SA is denominated in local currency.

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

		December 31, 2015
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$14,567	$4,897	$9,670
Internally developed technology and other	2	1,254	1,245	9
Maintenance Relationship	8	3,591	1,527	2,064
Customer relationships	7	4,853	2,405	2,448
Trade name	2	952	952	—
Total		$25,217	$11,026	$14,191
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, decreased total intangible assets by approximately $1.2 million as of December 31, 2015.

Customer relationships are amortized over a period ranging from two to eight years.

In the third quarter of 2015, the Company determined that the original strategy for the trade name of Cameleon Software SA had changed which caused a change in estimate related to the useful life of the asset and the amortization related to this intangible asset was accelerated and fully recognized at that time.

Intangible asset amortization expense for the years ended December 31, 2015, 2014 and 2013 was $4.8 million, $5.2 million and $0.1 million, respectively. As of December 31, 2015, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,955
2017	2,709
2018	2,709
2019	2,594
2020	2,564
2021 and thereafter	660
Total amortization expense	$14,191

6. Accounts receivable and contracts in progress

Accounts receivable at December 31, 2015 and 2014, consists of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$36,539	$64,004
Unbilled receivables	3,162	7,959
Total receivables	39,701	71,963
Less: Allowance for doubtful accounts	(586)	(868)
Accounts receivable, net	$39,115	$71,095
The bad debt expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, totaled approximately $(0.3) million, $(0.1) million and $0.4 million, respectively.
Activity related to contracts in progress at December 31, 2015 and 2014, is summarized as follows (in thousands):

	December 31,
	2015	2014
Costs and estimated earnings recognized to date	$415,172	$349,874
Progress billings to date	(477,339)	(400,349)
Total	$(62,167)	$(50,475)
The foregoing table reflects the aggregate invoiced amount of all contracts in progress and maintenance as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014, as follows (in thousands):

	December 31,
	2015	2014
Unbilled receivables	$3,162	$7,959
Deferred revenue	(65,329)	(58,434)
Total	$(62,167)	$(50,475)
At December 31, 2015 and 2014, the Company had approximately $23.1 million and $20.2 million, respectively, in deferred maintenance and support revenue, which is reflected above within deferred revenue and progress billing.
7. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income attributable to PROS Holdings, Inc.	$(65,811)	$(36,644)	$3,446
Denominator:
Weighted average shares (basic)	29,578	28,915	28,004
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	—	2,110
Weighted average shares (diluted)	29,578	28,915	30,114
Basic earnings per share	$(2.23)	$(1.27)	$0.12
Diluted earnings per share	$(2.23)	$(1.27)	$0.11

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.2 million and 2.0 million for the years ended December 31, 2015 and 2014, respectively, and an immaterial number of antidilutive shares for the year ended December 31, 2013. Basic shares were used to calculate loss per share for the years ended December 31, 2015 and 2014.

Since the Company intends to settle the principal amount of its Senior Notes (see Note 13) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 per share.
8. Property and equipment, net
Property and equipment, net as of December 31, 2015 and 2014 consists of the following:

		December 31,
	Estimated useful life	2015	2014
Furniture and fixtures	7-10 years	$2,869	$2,874
Computers and equipment	3-5 years	19,069	15,662
Software	2-6 years	5,238	5,068
Capitalized internal-use software development costs	3 years	—	2,639
Leasehold improvements	Shorter of lease term or useful life	5,613	5,625
Construction in progress		55	5
Property and equipment, gross		32,844	31,873
Less: Accumulated depreciation and amortization		(17,067)	(16,085)
Property and equipment, net		$15,777	$15,788
Depreciation and amortization was approximately $5.5 million, $5.0 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company disposed of approximately $4.4 million, zero and $1.5 million, respectively, of fully depreciated assets. During the year ended December 31, 2015, the Company recognized approximately $0.2 million of loss on disposal of certain non-fully depreciated assets. No gain or loss on disposal of assets was recognized for the years ended December 31, 2014 and 2013. As of December 31, 2015 and 2014, the Company had approximately $4.1 million and $6.7 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2015 and 2014, the Company capitalized internal-use software development costs of approximately $0.3 million and $2.5 million, respectively, related to its cloud-based solutions. As of December 31, 2015 and 2014, approximately zero and $1.6 million, respectively, of capitalized internal-use software development costs were subject to amortization. Included in accumulated depreciation and amortization is approximately zero and $0.2 million, respectively, of amortization related to capitalized internal-use software development costs for the years ended December 31, 2015 and 2014.
During the years ended December 31, 2015 and 2014, the Company recorded $2.9 million and $4.0 million of impairment charges related to internally developed software. The impairments resulted from a reduction of projected cash flows for product groups based on revisions to the Company's projections during the year and were recorded to reduce the carrying value to fair value. The impairment in 2015 was triggered by a change in product strategy which resulted in a reduction in projected cash flows. The impairment in 2014 was triggered by the integration of the products acquired from the Company's acquisitions, which resulted in a reduction in projected cash flows. No impairment was recorded for the year ended December 31, 2013.

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
A portion of the Company’s existing cash and cash equivalents are invested in short-term interest bearing obligations with original maturities less than 90 days, principally various types of money market funds. In addition, the Company had short-term investments consisting of commercial papers. The Company does not enter into investments for trading or speculative purposes.

At December 31, 2015 and 2014, the Company had approximately $127.2 million and $135.3 million invested in treasury money market funds, respectively, and $2.5 million and zero in short-term investments, respectively. These investments are required to be measured at fair value on a recurring basis. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The Company's diversified money market funds, treasury money market funds and short-term investments have a fair value that is not materially different from its carrying amount. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the year ended December 31, 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the year ended December 31, 2015.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2015 and 2014. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2015.
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

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were issued and outstanding stock options to purchase 33,325 shares of the Company’s common stock under the 1999 Stock Plan as of December 31, 2014. All outstanding options were exercised during the year ended December 31, 2015 and there were no outstanding options remaining as of December 31, 2015.
2007 Stock Plan. The Company’s 2007 Stock Plan was adopted in March 2007. The purpose of the 2007 Stock Plan is to promote the Company’s long-term growth and profitability. The 2007 plan is intended to make available incentives that will help the Company to attract, retain and reward employees whose contributions are essential to its success. Under the 2007 Stock Plan, the Company’s employees, officers, directors and other individuals providing services to the Company or any of its affiliates are eligible to receive awards. The 2007 Stock Plan has an evergreen provision that allows for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares, (ii) 900,000 shares, or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vi) performance awards.
In January 2015, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 Stock Plan, increasing the number shares reserved for issuance to 9,068,000. As of December 31, 2015, the Company had outstanding equity awards to acquire 3,638,293 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan. Included in the outstanding equity awards are 828,979 of stock options, 1,799,298 RSUs, 521,716 SARs and 488,300 MSUs held by the Company’s employees, directors and consultants. As of December 31, 2015, 1,062,461 shares remain available for grant under the 2007 Stock Plan. As of December 31, 2015, there were no restricted stock awards or phantom stock issued under the 2007 Stock Plan.

In February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to the recently appointed Chief

Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of Cameleon Software SA and SignalDemand. As of December 31, 2015, the Company had outstanding equity inducement awards to acquire 214,663 shares of its common stock held by the Company's employees and officers. Included in the outstanding equity awards are 139,663 RSUs (time and performance based) and 75,000 MSUs.

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
Noncash share based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income. The following table summarizes noncash share based compensation expense, net of amounts capitalized, for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Share-based compensation:
Cost of revenue	$3,719	$3,469	$2,071
Operating expenses:
Selling and marketing	8,536	6,514	3,834
General and administrative	10,293	8,003	7,055
Research and development	5,316	4,679	3,139
Total included in operating expenses	24,145	19,196	14,028
Total share-based compensation expense	$27,864	$22,665	$16,099
At December 31, 2015, there was an estimated $39.3 million of total unrecognized compensation costs related to noncash share based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years.

Stock Options:
The following table summarizes the Company’s stock option activity for the year ended December 31, 2015 (number of shares and intrinsic value in thousands):

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2014	961	$11.87
Granted	—	—
Exercised	(131)	10.67
Forfeited	—	—
Expired	(1)	14.93
Outstanding, December 31, 2015	829	$12.06	1.82	$9,105
Vested and exercisable at December 31, 2015	829	$12.06	1.82	$9,105
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2015 of $23.04 and the grant date fair value.
For the years ended December 31, 2015 and 2014, respectively, the Company did not grant any stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $4.5 million and $5.2 million, respectively.

RSUs:

The Company has granted RSUs under the 2007 Stock Plan and as part of the February 2014 inducement awards grant. RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest are based upon the revenue expected to be earned by the Company from binding customer agreements for the provision of CPQ solutions. Generally, the time-based RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date. At December 31, 2015, there were 1,938,961 shares related to RSUs outstanding and unvested.

The following table summarizes the Company's unvested RSUs as of December 31, 2015, and changes during the year then ended, is as follows (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2014	1,864	$26.67
Granted	976	25.29
Vested	(632)	24.11
Forfeited	(269)	27.14
Unvested at December 31, 2015	1,939	$26.75	4.04	$44,674
Expected to vest at December 31, 2015	1,899	$26.75	4.03	$43,748
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2015 of $23.04.
The weighted average grant-date fair value of the RSUs granted during the years ended December 31, 2015, 2014 and 2013 was $25.29, $33.46 and $20.08, respectively.
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

The following table summarizes the Company's SARs activity for the year ended December 31, 2015 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2014	673	$10.75
Granted	—	—
Exercised	(151)	10.34
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2015	522	$10.87	4.85	$6,351
Exercisable at December 31, 2015	522	$10.87	4.85	$6,351
Vested and expected to vest at December 31, 2015	522	$10.87	4.85	$6,351
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2015 of $23.04 and the exercise price of the underlying SARs.
The Company did not grant SARs in 2015, 2014 and 2013.
MSUs:

In 2015, 2014 and 2013, the Company granted MSUs to certain executives and senior level employees under the 2007 Stock Plan as part of the 2014 inducement awards grant. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over a three year period ending December 31, 2015, December 31, 2016, December 31, 2017 and March 2, 2018 ("Performance Period"), respectively. The MSUs granted in 2013 vested on January 1, 2016, the MSUs granted in 2014 vest on January 1, 2017, and the MSUs granted in 2015 vest on January 1, 2017 and March 2, 2018. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The following table summarizes the Company's MSUs activity for the year ended December 31, 2015 (number of shares and intrinsic value in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2014	444	44.03
Granted	131	$32.45
Exercised	—	—
Forfeited	(12)	34.08
Expired	—	—
Unvested at December 31, 2015	563	$41.55	5.07	$12,978
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2015 of $23.04 and the grant date fair value of the underlying MSUs.

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

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Volatility	42.06%	50.86%	56.82%
Risk-free interest rate	0.89%	0.68%	0.35%
Expected option life in years	2.95	2.88	2.84
Dividend yield	—	—	—

The assumptions related to fiscal year 2015 and 2014 are presented on weighted average basis for the various awards granted throughout the period.

Employee stock purchase plan:

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan (“ESPP”) which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the year ended December 31, 2015, the Company issued 37,605 shares under the ESPP. As of December 31, 2015, 449,003 shares remain authorized and available for issuance under the ESPP. As of December 31, 2015, the Company held approximately $0.5 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.

12. Income taxes
The income tax provision (benefit) consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(51)	$(935)	$2,444
State and Foreign	621	790	160
	570	(145)	2,604
Deferred:
Federal	159	12,334	(2,651)
State	10	304	(126)
Income tax provision (benefit)	$739	$12,493	$(173)

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2015, 2014 and 2013, respectively, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at the U.S. federal statutory rate	$(22,124)	$(8,520)	$1,113
Increase (decrease) resulting from:
State income taxes, net of federal taxes	74	49	(583)
Nondeductible expenses	1,195	653	235
Acquisition-related expense	(4)	434	606
Purchase accounting - Statutory to GAAP income adjustment	119	990	—
Foreign Tax Expense	350	837	135
Domestic production activities	—	—	(47)
Nondeductible noncash share based compensation	2,201	1,784	1,308
Incremental benefits from prior years' tax credits	—	59	(1,254)
Incremental benefits for tax credits	(1,947)	(3,259)	(2,165)
Change in tax rate/income subject to lower tax rates and other	(15)	(40)	(30)
Change in valuation allowance	20,890	19,506	509
Income tax provision (benefit)	$739	$12,493	$(173)

The Company’s effective tax rate was a provision of 1%, and 50% for the years ended December 31, 2015 and 2014, respectively, and a benefit of 5% for the year ended December 31, 2013. During the year ended December 31, 2015, the Company's effective tax rate was impacted primarily by a valuation allowance, nondeductible officer's compensation, foreign taxes, and other nondeductible expenses, partially offset by the R&E credit.

As of December 31, 2015 and 2014, the Company had an income tax receivable of approximately $1.0 million and $1.4 million, respectively, which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current deferred tax assets:
State deferred	$—	$175
Accruals not currently deductible	—	341
Current deferred revenue	—	1,664
Total current deferred tax assets	—	2,180
Less: valuation allowance	—	(1,972)
Total current deferred tax assets	—	208

Noncurrent deferred tax liability:
Property and equipment	(2,417)	(2,180)
Noncash share based compensation	10,378	8,784
State deferred	249	138
Capitalized software	(1,538)	(897)
Amortization	(2,289)	(5,540)
R&E tax credit carryforwards	5,696	4,316
Deferred revenue	923	64
Federal Net Operating Losses ("NOLs")	20,889	4,966
State NOLs	714	593
State Credits	1,348	1,240
Foreign NOLs	8,457	9,119
Foreign tax credit carryforward	1,257	837
Other	487	317
Total noncurrent deferred tax assets	44,154	21,757
Less: valuation allowance	(44,321)	(22,055)
Total noncurrent deferred tax liability	(167)	(298)
Total net deferred tax liability	$(167)	$(90)
The current net deferred tax assets and noncurrent net deferred tax liability are classified as prepaids and other current assets, other long-term assets and other noncurrent liabilities, respectively, in the accompanying Consolidated Balance Sheets.

In connection with the January 2014 purchase of Cameleon Software SA, the Company made certain US federal tax elections changing the character of the Cameleon Software SA transaction. Prior to the transaction, Cameleon Software SA recorded deferred tax assets, net of a full valuation allowance. During purchase accounting, the Company maintained there was not sufficient positive evidence to outweigh the historic negative evidence surrounding PROS France before and after the transaction to determine it was more likely than not that PROS France would be unable to fully utilize the deferred tax assets. As a result, the Company continued to record a valuation allowance against all deferred tax assets and there was no net effect on the purchase accounting for deferred taxes.

In the second quarter of 2015, the Company determined that a step-up in tax deductible goodwill had occurred in 2014 and was not reflected in the 2014 financial statements. The result of the step-up in tax deductible goodwill did not have a material impact to the Company’s Consolidated Balance Sheet and Statement of Comprehensive Income (Loss) as the deferred assets continued to be offset by a full valuation allowance, net of $0.1 million deferred tax liability. As a result, the Company has corrected certain items in the schedule of 2014 deferred taxes by decreasing deferred tax assets $4.9 million, and decreasing the resulting valuation allowance by $4.8 million. The Company assessed the materiality of the error and concluded that it was not material to any prior annual or interim periods.

The Company has federal and state net operating loss carryforwards pursuant to the acquisition of SignalDemand, Cameleon Software SA, and current year losses. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of U.S. net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes the 2013 acquisition of SignalDemand and the 2014 acquisition of Cameleon Software SA were changes in ownership pursuant to Section 382. According to French law the net operating loss carryforwards of Cameleon Software SA parent company are not subject to ownership change limitations.
The federal and foreign net operating loss and R&E tax credit carryforward amount available to be used in future periods, taking into account the 382 annual limitation and current year losses, is approximately $106.0 million and $8.2 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. Also included in net operating losses are $25.4 million of carryforwards attributable to Cameleon Software SA which have no expiration.
The Company has elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit reduced taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The Company’s $30.1 million deferred tax asset related to NOL carryforwards is net of $7.9 million of unrealized excess tax benefits related to stock based compensation. The impact of the excess tax benefit will be recognized in additional paid-in capital upon utilization of the Company’s NOL and tax credits carryforward.
As of December 31, 2014, the Company determined it was more likely than not that it would be unable to fully utilize the majority of its U.S. and state deferred tax assets. As a result, the Company has recorded a valuation allowance against those assets to the extent that they cannot be realized through net operating loss carrybacks to prior years. This valuation allowance will be evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2015, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2015.
Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was immaterial for the year ended December 31, 2015. The determination of the related deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practical at this time. The Company is presently investing in international operations located in Europe,  North America, and Australia. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
For the years ended December 31, 2015, 2014 and 2013, the Company had $0.2 million, $0.4 million and $0.3 million, respectively, of net unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate. The Company recorded a net benefit from a previous accrual of $26,000 and expenses of $56,000 and $3,000 for interest and penalties as of December 31, 2015, 2014 and 2013, respectively. The Company believes that it is reasonably possible that there will be no change in the unrecognized tax benefits within the next twelve months.
In the third quarter of 2015, the Company settled an audit with the Internal Revenue Service for an immaterial amount related to its 2009 Research and Experimental ("R&E") tax credit. The Company is not aware of any other significant audits in progress at this time. The Company files tax returns in the United States and various state and foreign jurisdictions. The Company is subject to U.S. federal income tax examination for the calendar tax years 2012, 2013 and 2014 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.
The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning Balance	$395	$349	$349
Changes based on tax positions related to prior year	21	46	—
Changes due to settlement	(224)	—	—
Ending Balance	$192	$395	$349

The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.

13. Convertible Senior Notes

2.0% Convertible Senior Notes Due December 1, 2019

In December 2014, the Company issued $143.8 million aggregate principal amount of 2.0% convertible Senior Notes (the "Senior Notes") due December 1, 2019 unless earlier purchased by the Company or converted. Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015.

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

As of December 31, 2015, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Liability component:
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(27,379)	(33,302)
Net carrying amount	$116,371	$110,448

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
2.0% coupon	$2,875	$162
Amortization of debt issuance costs	795	46
Amortization of debt discount	5,244	283
Total	$8,914	$491

As of December 31, 2015 and 2014, the fair value of the Senior Notes was $114.6 million and $114.7 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity).

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

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's availability under the revolver plus cash and cash equivalents falls below $20 million or upon the occurrence of an event of default. As of December 31, 2015, the Company was in compliance with all financial covenants in the Revolver.

As of December 31, 2015 and 2014, $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the consolidated balance sheets. For both years ended December 31, 2015 and 2014, $0.1 million of debt issuance cost amortization is included in Other Expense, net in the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2015, the Company had no outstanding borrowings under the Revolver.

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

Lease commitments:
The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. The Company incurred approximately $3.5 million, $3.3 million and $2.1 million of total rent expense for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
2016	$2,804
2017	1,054
2018	547
2019	467
2020	482
2021 and thereafter	—
Total minimum lease payments	$5,354

The Company's headquarters are located in Houston, Texas, where it leases approximately 98,000 square feet of office space. The Company also has small regional offices in London, England; Paris, France; Toulouse, France; Munich, Germany; San Francisco, California; Skokie, Illinois; and Austin, Texas. In July 2011, the Company entered into a third amendment to its corporate office lease in Houston, TX (the "Third Lease Amendment").  The Third Lease Amendment, among other things, provides for a five year extension, until September 30, 2016, and an increase in the square footage. The Third Lease Amendment has two options to extend the term of the lease for an additional 72 months. Also, the Third Lease Amendment provides for an early termination at any time after July 31, 2013. In June 2012, the Company entered into a fourth amendment to its corporate office lease in Houston, TX which increased the square footage of the corporate offices to approximately 90,000 square feet, and provided an option to an additional 7,411 square feet.

In August 2012, the Company entered into a ten year lease for approximately 3,100 square feet of office space in London, United Kingdom. The lease provides an option to terminate the lease in August 2017.

In June 2011, the Company entered into a five year lease for approximately 3,300 square feet of office space in Austin, Texas. This lease expires in September 2016.

As part of the SignalDemand acquisition, the Company assumed a lease for approximately 6,600 square feet of office in San Francisco, California. This lease expired at the end of 2015 and was renewed through December 2020.

As part of the Cameleon Software SA acquisition, the Company assumed a lease for approximately 14,380 square feet of office space in Toulouse, France, which expires February 24, 2018. As part of the Cameleon Software SA acquisition, the Company also assumed a lease for approximately 9,666 square feet of office space in Skokie, Illinois, which expires February 28, 2018 with an option to extend the term of the lease for an additional 5 years.

The Company believes its existing facilities are sufficient for its current needs. The Company may add new facilities and expand its existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of its operations.
The Company had no capital leases at December 31, 2015 and 2014.
16. Segment and geographic information

Operating segments are the components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment.  The Company’s CODM is its Chief Executive Officer ("CEO"), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  The Company sells its pricing and revenue management software to customers in multiple industries and geographies, but has no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.  The company does not allocate costs at a level that would give segment managers the ability to meaningfully evaluate financial performance below the level presented to the CODM. Therefore, the Company believes that it operates in one segment and has a single reporting unit.
Revenue by Geography

The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.
International revenue for the years ended December 31, 2015, 2014 and 2013, amounted to approximately $104.5 million, $103.7 million and $79.8 million, respectively, representing 62%, 56% and 55%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2015, 2014 and 2013. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2015		2014		2013
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$63,754	38%	$82,086	44%	$65,072	45%
Other	10,680	6%	15,365	8%	12,222	8%
Subtotal	74,434	44%	97,451	52%	77,294	54%
Europe	47,514	28%	45,987	25%	33,666	23%
Asia Pacific	30,110	18%	34,170	18%	22,411	15%
The Middle East	14,198	8%	6,239	3%	9,840	7%
Africa	1,990	1%	1,982	1%	1,626	1%
Total revenue	$168,246	100%	$185,829	100%	$144,837	100%
17. Concentrations of credit risk
For the years ended December 31, 2015, 2014 and 2013, no customer accounted for 10% or more of revenue. For the year ended December 31, 2015, no customer accounted for 10% or more of accounts receivables, net and unbilled.
The Company’s cash and cash equivalents and short-term investments on deposit with any one party and at any point in time may exceed federally insured limits. To date, the Company has not incurred any losses in connection with short-term investments.
18. Related-party transactions
The Company currently has employment agreements with its executive officers. The employment agreements provide for twelve to eighteen months of salary upon termination without cause or, in some cases, for good reason and the vesting of certain stock options or other equity awards.
19. Employee retirement savings plan
The Company sponsors a 401(k) savings plan ("401(k) Plan"). The 401(k) Plan is available to substantially all United States employees and is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. Matching contributions by the Company in 2015, 2014 and 2013 totaled approximately $1.8 million, $1.4 million and $1.1 million, respectively.

20. Quarterly results (Unaudited)
The following table presents certain unaudited quarterly financial data for the years ended December 31, 2015 and 2014. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$42,012	$40,866	$41,689	$43,679
Gross profit	$26,599	$25,600	$25,959	$28,678
Loss from operations	$(15,040)	$(15,866)	$(12,868)	$(11,723)
Net loss attributable to PROS Holdings, Inc.	$(17,731)	$(18,182)	$(15,668)	$(14,230)
Net loss attributable to common stockholders per share:
Basic	$(0.60)	$(0.61)	$(0.53)	$(0.48)
Diluted	$(0.60)	$(0.61)	$(0.53)	$(0.48)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$53,829	$46,719	$44,368	$40,913
Gross profit	$39,319	$32,442	$29,615	$26,367
Loss from operations	$(2,316)	$(3,720)	$(7,871)	$(8,500)
Net loss attributable to PROS Holdings, Inc.	$(17,459)	$(3,734)	$(6,996)	$(8,455)
Net loss attributable to common stockholders per share:
Basic	$(0.60)	$(0.13)	$(0.24)	$(0.29)
Diluted	$(0.60)	$(0.13)	$(0.24)	$(0.29)

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2015	$868	$319	$(601)	$—	$586
2014	$1,060	$8	$(200)	$—	$868
2013	$760	$369	$(69)	$—	$1,060
Valuation allowance
2015	$24,027	$20,890	$—	$(596)	$44,321
2014	$1,357	$19,506	$—	$3,164	$24,027
2013	$—	$509	$—	$848	$1,357
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Additions represent valuation allowance adjustments recorded as part of the purchase accounting allocation related to the SignalDemand and Cameleon Software SA acquisitions as well as cumulative translation adjustment.

Exhibit Index

		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	8/21/2013

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated December 10, 2014 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

4.3	Global Note, dated December 10, 2014 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

10.1+	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.		S-1	4/7/2007

10.2+	2007 Equity Incentive Plan.		S-1/A	6/11/2007

10.3+	Form of Non-Qualified Stock Option Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.4+	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.5+	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.6+	Form of Non-Plan Restricted Stock Units Agreement.		S-8	2/24/2014

10.7+	Form of Non-Plan Restricted Stock Units Agreement (France).		S-8	2/24/2014

10.8+	Form of Non-Plan Restricted Stock Units Agreement (Performance France).		S-8	2/24/2014

10.9+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-Q	5/2/2013

10.10+	Form of Non-Plan Market Stock Units Agreement.		S-8	2/24/2014

10.11+	2013 Employee Stock Purchase Plan.		8-K	6/7/2013

10.12+	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.		S-1	4/7/2007

10.12.1+	Amendment to Stock Purchase and Stockholders Agreement dated March 26, 2007 by and among Registrant and certain stockholders.		S-1	4/7/2007

10.13+	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.		S-1/A	6/11/2007

10.14	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System.		S-1	4/7/2007

10.14.1	First Amendment to Office Lease, dated March 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System.		S-1	4/7/2007

10.14.2	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS Revenue Management, L.P. and Houston Community College System.		10-K	2/22/2013

10.14.3	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS Revenue Management, L.P. and Houston Community College System.		8-K	8/3/2011

10.14.4	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS Revenue Management, L.P. and Houston Community College System.		10-K	2/22/2013

10.15+	Third Amended and Restated Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Charles H. Murphy, dated as of January 6, 2015.		8-K	1/8/2015

10.16+	Immediately Exercisable Stock Option Grant, dated April 2, 2007, by and between Registrant and Charles Murphy.		S-1/A	5/15/2007

10.17+	Amended and Restated Employment Agreement, dated May 13, 2013, by and between PROS, Inc., Registrant and Ronald Woestemeyer.		8-K	5/5/2013

10.18+	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Andres Reiner.		10-Q	5/2/2013

10.19+	Employment Agreement by and between PROS, Inc., PROS Holdings, Inc. and D. Blair Crump, dated as of February 10, 2014.		8-K	2/10/2014

10.20+	Market Stock Units Grant Notice and Market Stock Units Award Agreement by and between PROS Holdings, Inc. and D. Blair Crump, dates as of February 24, 2014.		S-8	2/24/2014

10.21+	Offer Letter by and between PROS, Inc. and Stefan Schulz, dated as of January 15, 2015.		8-K	1/20/2015

10.22+	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and officers.		8-K	8/21/2013

10.23	Tender Offer Agreement by and between Registrant and Cameleon Software, dated October 24, 2013.		8-K	10/24/2013

10.24	Agreement and Plan of Merger by and among PROS, Inc., Pandora Merger Sub Corporation, SignalDemand, Inc. and Fortis Advisors LLC, dated December 16, 2013.		8-K	12/16/2013

10.25	Credit Agreement between PROS, Inc. and Wells Fargo Bank, National Association dated July 2, 2012.		8-K	7/9/2012

10.25.1	Third Amendment to Credit Agreement, dated December 3, 2014, by and among Wells Fargo Bank, National Association, as administrative agent, the Lenders party thereto and PROS, Inc.		8-K	12/5/2014

10.26	Purchase Agreement, dated December 4, 2014 by and among Registrant, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein.		8-K	12/10/2014

10.27	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.28	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.29	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.30	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.31	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.32	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.33	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.34	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.35+	Employment Agreement by and between PROS, Inc., PROS Holdings, Inc., and Stefan B. Schulz, dated March 3, 2015.		8-K	3/5/2015

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page 52 of this Annual Report on Form 10-K.
**
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Indicates a management contract or compensatory plan or arrangement.