Form 10-Q
period 2016-03-31
PROS Holdings, Inc.
filed 2016-05-03
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to     .

Commission File Number: 001-33554
___________________________________________________

PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	76-0168604
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900 Houston TX	77002
(Address of Principal Executive Offices)	(Zip Code)
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 30,320,470 as of April 28, 2016.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$118,700	$161,770
Short-term investments	34,951	2,500
Accounts and unbilled receivables, net of allowance of $490 and $586, respectively	37,985	39,115
Prepaid and other current assets	6,203	7,540
Total current assets	197,839	210,925
Property and equipment, net	15,278	15,777
Intangibles, net	13,714	14,191
Goodwill	20,847	20,445
Other long-term assets	2,705	1,873
Total assets	$250,383	$263,211
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$6,679	$8,273
Accrued liabilities	5,360	4,333
Accrued payroll and other employee benefits	9,847	13,084
Deferred revenue	69,755	60,664
Total current liabilities	91,641	86,354
Long-term deferred revenue	3,621	4,665
Convertible debt, net	117,428	115,860
Other long-term liabilities	938	918
Total liabilities	213,628	207,797
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,737,801 and 34,156,561 shares issued, respectively; 30,320,216 and 29,738,976 shares outstanding, respectively	35	34
Additional paid-in capital	159,730	158,674
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(105,511)	(85,034)
Accumulated other comprehensive loss	(3,561)	(4,322)
Total stockholders' equity	36,755	55,414
Total liabilities and stockholders' equity	$250,383	$263,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
License	$3,302	$11,192
Services	9,763	9,631
Subscription	8,201	7,300
Total license, services and subscription	21,266	28,123
Maintenance and support	16,662	15,556
Total revenue	37,928	43,679
Cost of revenue:
License	62	50
Services	8,931	8,939
Subscription	3,446	3,075
Total license, services and subscription	12,439	12,064
Maintenance and support	3,272	2,937
Total cost of revenue	15,711	15,001
Gross profit	22,217	28,678
Operating expenses:
Selling and marketing	18,018	18,193
General and administrative	9,041	10,598
Research and development	13,132	11,610
Loss from operations	(17,974)	(11,723)
Convertible debt interest and amortization	(2,287)	(2,185)
Other expense, net	(58)	(212)
Loss before income tax provision	(20,319)	(14,120)
Income tax provision	158	110
Net loss	(20,477)	(14,230)

Net loss per share:
Basic	$(0.68)	$(0.48)
Diluted	$(0.68)	$(0.48)
Weighted average number of shares:
Basic	30,226	29,375
Diluted	30,226	29,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	756	(2,556)
Unrealized gain on available-for-sale securities	5	—
Other comprehensive income (loss), net of tax	761	(2,556)
Comprehensive loss	$(19,716)	$(16,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(20,477)	$(14,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,465	2,395
Amortization of debt discount and issuance costs	1,568	1,466
Share-based compensation	5,384	7,745
Deferred income tax, net	27	—
Provision for doubtful accounts	(96)	(154)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,257	13,065
Prepaid expenses and other assets	458	754
Accounts payable and other liabilities	801	(1,918)
Accrued liabilities	1,034	474
Accrued payroll and other employee benefits	(3,203)	(9,304)
Deferred revenue	8,018	(1,727)
Net cash used in operating activities	(2,764)	(1,434)
Investing activities:
Purchases of property and equipment	(3,522)	(1,110)
Capitalized internal-use software development costs	—	(118)
Purchases of short-term investments	(34,946)	(12,487)
Proceeds from maturities of short-term investments	2,500	—
Net cash used in investing activities	(35,968)	(13,715)
Financing activities:
Exercise of stock options	—	256
Proceeds from employee stock plans	470	382
Tax withholding related to net share settlement of stock awards	(4,797)	(4,319)
Payments of notes payable	(38)	(107)
Debt issuance costs related to convertible debt	—	(408)
Net cash used in financing activities	(4,365)	(4,196)
Effect of foreign currency rates on cash	27	(14)
Net change in cash and cash equivalents	(43,070)	(19,359)
Cash and cash equivalents:
Beginning of period	161,770	161,019
End of period	$118,700	$141,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides enterprise revenue and profit realization software solutions designed to help companies accelerate sales, formulate winning pricing strategies and align product, demand and availability. The Company's revenue and profit realization solutions are designed to assist customers in growing revenue, supporting sustained profitability and modernizing their business processes. The Company provides its solutions to enterprises across a range of industries, including manufacturing, distribution, services, and travel. The Company offers its solutions via a SaaS delivery model as well as on a perpetual or term license basis. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Annual Report") filed with the SEC. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of PROS France SAS, formerly known as Cameleon Software SA ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders' equity.

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

Revenue recognition

The Company has historically derived its revenue from the licensing and implementation of software solutions and associated software maintenance and support. More recently, the Company has emphasized its offers SaaS and cloud-based services that do not require customers to host the Company's solutions in their data centers. The Company's arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

License
The Company derives the majority of its license revenue from the sale of perpetual licenses. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes software licenses revenues at contract provided that professional services are not considered essential to the delivery of the software and when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.
The Company evaluates the nature and scope of professional services for each arrangement, and if it determines that the professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

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

For SaaS or cloud based services arrangements that include professional services, the Company determines whether the professional services have stand-alone value. If the Company determines the professional services do not have stand-alone value, the Company treats the transaction as a single element, the professional services revenue is deferred until the customer commences use of the SaaS or cloud-based services, and the professional services revenue is recognized over the remaining term of the arrangement.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended March 31, 2016 and 2015, the Company capitalized zero and $0.1 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended March 31, 2016 and 2015, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, if any, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three months ended March 31, 2016 and 2015.

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

The following table presents the number of shares or units outstanding for each award type as of March 31, 2016 and December 31, 2015, respectively, (in thousands):

Award type	March 31, 2016	December 31, 2015
Stock options	829	829
Restricted stock units (time based)	1,752	1,915
Restricted stock units (performance based)	—	24
Stock appreciation rights	522	522
Market stock units	464	563

Stock options, time based RSUs and SARs vest ratably between one and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three months ended March 31, 2016 and 2015.

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

The weighted average assumptions used to value the MSUs granted during the three months ended March 31, 2016 were as follows:

March 31, 2016
Volatility	44.06%
Risk-free interest rate	1.04%
Expected option life in years	2.93
Dividend yield	—

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

Short-term investments

The Company's investments are available-for-sale commercial paper that are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of March 31, 2016.

Fair value measurement

The Company's financial assets that are measured at fair value on a recurring basis consisted of $95.3 million and $127.2 million invested in treasury money market funds at March 31, 2016 and December 31, 2015, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's short-term investments which is comprised of available-for-sale commercial paper was $35.0 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three months ended March 31, 2016 and 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three months ended March 31, 2016 and 2015.

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

Credit facility

As of March 31, 2016, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the condensed consolidated balance sheets. For the three months ended March 31, 2016 and 2015, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to foreign income taxes and state taxes not based on income. The effective tax rate for the three months ended March 31, 2016 and 2015 was (1)%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Recently adopted accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentations of Debt Issuance Costs", which requires debt issuance cost to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. These new standards are effective for interim and annual periods beginning on January 1, 2016, and are required to be retrospectively adopted. The Company adopted these standards on January 1, 2016. As of December 31, 2015, $0.1 million and $0.4 million of unamortized debt issuance costs related to the Company’s convertible Senior Notes were reclassified in the condensed consolidated balance sheet from prepaid and other current assets and other long-term assets, respectively, to convertible debt, net. The Company will continue to defer and present the debt issuance cost related to its revolving credit facility in other long-term assets and amortize it ratably over the term of the agreement.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other Internal-Use Software”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard will be effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The Company adopted this standard on January 1, 2016, and there was no impact on the Company's consolidated financial statements.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which clarifies the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligation and Licensing", which clarifies the implementation of guidance on identifying performance obligations and licensing. These standards are effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standards will have on the Company's consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. Lessor accounting remains largely unchanged from current guidance, however, ASU 2016-02 provides improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net loss	$(20,477)	$(14,230)
Denominator:
Weighted average shares (basic)	30,226	29,375
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	30,226	29,375
Basic loss per share	$(0.68)	$(0.48)
Diluted loss per share	$(0.68)	$(0.48)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.2 million for the three months ended March 31, 2016 and 2015, respectively. Basic shares were used to calculate loss per share for the three months ended March 31, 2016 and 2015.

Since the Company has the intention and ability to settle the principal amount of its Senior Notes (see Note 5) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 per share.

4. Noncash Share-based Compensation

During the three months ended March 31, 2016, the Company granted 552,382 RSUs with a weighted average grant-date fair value of $11.71 per share. The Company granted 152,500 MSUs with a weighted average grant-date fair value of $14.29 to certain executive employees during the three months ended March 31, 2016. These MSUs vest on March 1, 2019 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the three months ended March 31, 2016.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Share-based compensation:
Cost of revenue	$599	$1,013
Operating expenses:
Selling and marketing	1,780	2,032
General and administrative	1,730	3,348
Research and development	1,275	1,352
Total included in operating expenses	4,785	6,732
Total share-based compensation expense	$5,384	$7,745

In January 2016, the number of shares available for issuance increased by 900,000 to 9,968,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of March 31, 2016, 1,749,726 shares remained available for issuance under the 2007 Stock Plan.

At March 31, 2016, the Company had an estimated $41.9 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In November 2015, the Board of Directors amended the ESPP plan to increase the discount to 15% of the fair market value of the Company's common stock effective January 1, 2016. The amendment did not change the accounting treatment of the ESPP plan. During the quarter ended March 31, 2016, the Company issued 23,848 shares under the ESPP. As of March 31, 2016, 425,155 shares remain authorized and available for issuance under the ESPP. As of March 31, 2016, the Company held approximately $0.4 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

5. Convertible Senior Notes

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

As of March 31, 2016, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(26,322)	(27,890)
Net carrying amount	$117,428	$115,860

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
2.0% coupon	$719	$719
Amortization of debt issuance costs	204	195
Amortization of debt discount	1,364	1,271
Total	$2,287	$2,185

As of March 31, 2016 and December 31, 2015, the fair value of the Senior Notes was $90.3 million and $114.1 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

6. Commitments and Contingencies

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

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. In January 2016, the Company entered into a nine year lease for approximately 5,000 square feet of office space in Paris, France. The lease provides an option to terminate the lease in March 2022. The lease is expected to be an operating lease.

As of March 31, 2016, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2016	$1,873
2017	1,381
2018	868
2019	788
2020	802
2021 and thereafter	400
Total minimum lease payments	$6,112

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

Overview

PROS provides enterprise revenue and profit realization software solutions designed to help companies accelerate sales, formulate winning pricing strategies and align product, demand and availability. Our revenue and profit realization software solutions allow our customers to grow revenue, sustain profitability and modernize their business processes.

Q1 2016 Overview

In 2015, we shifted from primarily offering perpetual licenses of our solutions to a subscription based cloud-first strategy. As part of this shift, we introduced a number of changes to our business. In the first quarter of 2016, we continued to implement and refine these changes, including further innovation on our new cloud-only packages of our software, training our personnel, and focusing on competitive differentiation in key industry verticals, and opening our first office in Australia. As a result of these changes, we continued to progress our cloud-first strategy in the first quarter of 2016, as our recurring revenue, which consists of maintenance and subscription revenue, grew by 9% over the first quarter of 2015.

Annualized Recurring Revenue ("ARR") is currently one of our key performance metrics to assess the health and trajectory of our overall cloud business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as the annualized contracted recurring revenue from subscription and maintenance contracts. Contracted revenue from perpetual license, term license and service agreements are not included within the ARR metric. Total ARR as of March 31, 2016 was $103.2 million, up from $84.9 million as of March 31, 2015, an increase of 22%.

Free cash flow is another one of our key metrics that assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by business operations, after cash used for additions to property, plant and equipment and capitalized internal-use software development costs. Free cash flow use for the three months ended March 31, 2016 was $6.3 million, up from $2.7 million for the three months ended March 31, 2015.
Financial Performance Summary

Total revenue for the three months ended March 31, 2016, decreased $5.8 million to $37.9 million from $43.7 million for the three months ended March 31, 2015, representing a 13% decrease. This decrease in total revenue was primarily attributable to a decrease in license revenue, which was expected as we transition our business towards our subscription-based SaaS and cloud-based solutions.

Total recurring revenue, which is comprised of our subscription and maintenance revenue, was $24.9 million for the three months ended March 31, 2016 as compared to $22.9 million for the three months ended March 31, 2015, an increase of 9%, as a result of our transition towards our subscription-based SaaS and cloud-based solutions.

Total deferred revenue was $73.4 million as of March 31, 2016, as compared to $65.3 million as of March 31, 2015, an increase of $8.1 million, or 12%, primarily due to an increase in our subscription deferred revenue.

Cash used in operating activities was $2.8 million for the three months ended March 31, 2016, as compared to $1.4 million for the three months ended March 31, 2015, an increase of 93%, primarily due to an increase in net loss driven by our transition to a cloud-first strategy, partially offset by change in working capital.

Revenue by Geography
The following geographic information is presented for the three months ended March 31, 2016 and 2015. PROS categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended March 31,
	2016		2015
	Revenue	Percent	Revenue	Revenue
United States of America	$14,476	38%	$16,227	37%
Europe	10,830	29%	11,895	27%
The rest of the world	12,622	33%	15,557	36%
Total revenue	$37,928	100%	$43,679	100%

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. We also sold our solutions via term licenses or SaaS. In connection with our subscription based cloud-first strategy announced in 2015, we expect to sell a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and subscription cloud-based solutions. Following a transition period, we expect this business model will increase our recurring subscription revenue and defer more of our revenue recognition to later periods. We anticipate that this strategy will result in lower license revenue, lower total revenues and lower operating cash flows in 2016. However, we do not anticipate a corresponding decrease in expenses in 2016, which will adversely affect our net income, operating margins and cash flow.

•
Variability in bookings. Historically, we have experienced the strongest customer demand in fourth and second quarters of each year. However, the size and timing of orders for our products and services vary considerably, which can cause significant fluctuations in our bookings results from quarter to quarter. Due to our average deal sizes, our bookings in any particular quarter have in the past, and may continue in the future, to be dependent on a relatively small number of orders. While we did not experience any unanticipated sales execution challenges during the first quarter of 2016, during the last two quarters of 2015, we did experience sales execution challenges which we believe stemmed from the pace of change associated with our cloud-first strategy. The timing of our bookings also varies based on a number of factors over which we may have little or no control, including the complexity of the transaction, our customers' internal budgeting and approval processes, our customers purchasing behaviors and the level of competition.

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

•
Uncertain global economic conditions. During 2015 and continuing in the first quarter of 2016, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system included numerous ongoing geopolitical issues around the globe. During uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. In addition, certain foreign countries continue to face significant economic and political crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2016, particularly in Europe. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

•
Effective tax rate. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on our deferred tax assets and foreign withholding taxes; changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; differences in accounting and tax treatment of our equity-based compensation and the tax effects of purchase accounting for acquisitions. We expect this fluctuation in income tax rates to continue as well as its potential impact on our results of operations.

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenue:
License	9%	26%
Services	26	22
Subscription	22	17
Total license, services and subscription	56	64
Maintenance and support	44	36
Total revenue	100	100
Cost of revenue:
License	—	—
Services	24	20
Subscription	9	7
Total cost of license, services and subscription	33	28
Maintenance and support	9	7
Total cost of revenue	41	34
Gross profit	59	66
Operating Expenses:
Selling and marketing	48	42
General and administrative	24	24
Research and development	35	27
Total operating expenses	106	92
Convertible debt interest and amortization	(6)	(5)
Other expense, net	—	—
Loss before income tax provision	(54)	(32)
Income tax provision (benefit)	—	—
Net loss	(54)%	(33)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2016	2015	$	%
License	$3,302	$11,192	$(7,890)	(70)%
Services	9,763	9,631	132	1%
Subscription	8,201	7,300	901	12%
Total license, services and subscription	21,266	28,123	(6,857)	(24)%
Maintenance and support	16,662	15,556	1,106	7%
Total revenue	$37,928	$43,679	$(5,751)	(13)%

License revenue. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, we experienced a decrease in the sale of perpetual licenses and a corresponding decrease in license revenue, which included a $5.1 million decrease in license revenue that was recognized on a percentage of completion basis and to a lesser extent a decrease of $2.8 million in license revenue recognized upon software delivery. We recognized zero and $2.8 million of license revenue upon software delivery for the three months ended March 31, 2016 and 2015, respectively. As a result of our shift to a cloud-first strategy, we expect that customers will be purchasing a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and cloud-based offerings, resulting in lower future license revenue.

Services revenue. Our services revenue remained relativity unchanged over both periods. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions and any additional professional services requested from our existing customers during a particular period.
Subscription revenue. The increase in subscription revenue was primarily attributable to an increase in the number of customers purchasing our cloud-based services. The total number of customers generating subscription revenue was 95 for the three months ended March 31, 2016, as compared to 83 for the three months ended March 31, 2015, an increase of 14%. We expect our subscription revenue will continue to increase as a result of our shift to a cloud-first strategy.

Maintenance and support revenue. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services as a result of customers licensing our software over the past year. Additionally, our strong maintenance renewal rates provide a recurring base of maintenance revenue upon which new maintenance is added.

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2016	2015	$	%
Cost of license	$62	$50	$12	24%
Cost of services	8,931	8,939	(8)	—%
Cost of subscription	3,446	3,075	371	12%
Total cost of license, services and subscription	12,439	12,064	375	3%
Cost of maintenance and support	3,272	2,937	335	11%
Total cost of revenue	15,711	15,001	710	5%
Gross profit	$22,217	$28,678	$(6,461)	(23)%

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three months ended March 31, 2016 and 2015. License gross profit percentages for the three months ended March 31, 2016 and 2015, remained relatively unchanged as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. Cost of services remained relatively unchanged over both periods. Services gross profit percentages for the three months ended March 31, 2016 and 2015, were 9% and 7%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Cost of subscription. The increase in cost of subscription was primarily attributable to a $0.4 million increase in infrastructure costs to support our current and anticipated future subscription customer base. The subscription gross profit percentage for both the three months ended March 31, 2016 and 2015, was 58%.

Cost of maintenance and support. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. The maintenance and support gross profit percentage was 80% and 81% for the three months ended March 31, 2016 and 2015, respectively.

Gross profit. The decrease in overall gross profit was primarily attributable to a 13% decrease in total revenue for the same period.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2016	2015	$	%
Selling and marketing	$18,018	$18,193	$(175)	(1)%
General and administrative	9,041	10,598	(1,557)	(15)%
Research and development	13,132	11,610	1,522	13%
Total operating expenses	$40,191	$40,401	$(210)	(1)%

Selling and marketing expenses. The decrease was primarily attributable to a decrease of $0.3 million in noncash share-based compensation partially offset by an increase of $0.1 million in sales and marketing events and travel expenses.

General and administrative expenses. The decrease was attributable to a decrease of $1.6 million in noncash share-based compensation expense, which included an acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The decrease also included a $0.5 million increase in bad debt expense in 2016 as a result of a onetime bad debt recovery in the first quarter of 2015, offset by a $0.5 million decrease in facility and other overhead expenses.

Research and development expenses. The increase was primarily attributable to an increase of $1.3 million of personnel costs as a result of an increase in headcount to support our current and future product development and growth objectives, and an increase of $0.2 million of non-personnel cost primarily attributable to facility and other overhead expenses.

Other expense, net:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2016	2015	$	%
Convertible debt interest and amortization	$(2,287)	$(2,185)	$(102)	5%
Other expense, net	$(58)	$(212)	$154	(73)%

Convertible debt interest and amortization. The convertible debt expense for the three months ended March 31, 2016 and 2015 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net decreased by $0.2 million during the three months ended March 31, 2016, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2016	2015	$	%
Effective tax rate	(1)%	(1)%	n/a	n/a
Income tax provision	$158	$110	$48	44%

Income tax provision. The $0.2 million tax provision for the three months ended March 31, 2016 primarily includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1)% for both the three months ended March 31, 2016 and 2015. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on the Company’s deferred tax assets and the limitation on deductibility of certain officers’ compensation. While the expected tax rate of the Company would be 0% due to the full valuation on the deferred tax assets, the (1)% taxes for the three months ended March 31, 2016 and 2015 are due to foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Liquidity and Capital Resources

At March 31, 2016, we had $118.7 million of cash and cash equivalents and $106.2 million of working capital as compared to $161.8 million of cash and cash equivalents and $124.6 million of working capital at December 31, 2015. In addition, we had $35.0 million of short-term investments as of March 31, 2016 and $2.5 million of short-term investments as of December 31, 2015.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our Revolver. In December 31, 2014, we issued the Senior Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash used in operating activities	$(2,764)	$(1,434)
Net cash used in investing activities	(35,968)	(13,715)
Net cash used in financing activities	(4,365)	(4,196)
Cash and cash equivalents (beginning of period)	161,770	161,019
Cash and cash equivalents (end of period)	$118,700	$141,660

Net cash used in operating activities. The $1.3 million increase in net cash used in operating activities was primarily due to a $6.2 million increase in net loss driven by our transition to a cloud-first strategy, partially offset by change in working capital.

Net cash used in investing activities. The $22.3 million increase in net cash used in investing activities was primarily due to $20.0 million of net purchases of short-term investments during the three months ended March 31, 2016. In addition, purchases of property and equipment increased by $2.4 million in the three months ended March 31, 2016 as compared to the same period in 2015.

Net cash used in financing activities. The increase of $0.2 million in net cash used in financing activities was primarily the result of an increase of $0.5 million in tax withholding related to net share settlements of restricted stock units and market stock units and an increase of $0.1 million from proceeds from employee stock plan, partially offset by a $0.3 million decrease for the exercise of stock options, a decrease of debt issuance cost related to the convertible debt of $0.4 million and a $0.1 million decrease in payments of notes payable.

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

Credit facility

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of March 31, 2016. As of March 31, 2016, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2016 and 2015, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2016 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three months ended March 31, 2016 by approximately $0.3 million. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland and Australia. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of March 31, 2016, the Company had no borrowings under the Revolver.

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

As of March 31, 2016, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2016. Based on our evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2016, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended March 31, 2016.

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

PROS HOLDINGS, INC.

May 3, 2016	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 3, 2016	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)