Form 10-Q
period 2016-06-30
PROS Holdings, Inc.
filed 2016-08-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 30,389,109 as of July 28, 2016.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2016

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$103,151	$161,770
Short-term investments	41,954	2,500
Accounts and unbilled receivables, net of allowance of $447 and $586, respectively	36,770	39,115
Prepaid and other current assets	7,456	7,540
Total current assets	189,331	210,925
Property and equipment, net	15,490	15,777
Intangibles, net	12,786	14,191
Goodwill	20,623	20,445
Other long-term assets	2,699	1,873
Total assets	$240,929	$263,211
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$4,718	$8,273
Accrued liabilities	4,883	4,333
Accrued payroll and other employee benefits	10,846	13,084
Deferred revenue	68,762	60,664
Total current liabilities	89,209	86,354
Long-term deferred revenue	10,288	4,665
Convertible debt, net	119,026	115,860
Other long-term liabilities	710	918
Total liabilities	219,233	207,797
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,752,402 and 34,156,561 shares issued, respectively; 30,334,817 and 29,738,976 shares outstanding, respectively	35	34
Additional paid-in capital	165,571	158,674
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(126,038)	(85,034)
Accumulated other comprehensive loss	(3,934)	(4,322)
Total stockholders' equity	21,696	55,414
Total liabilities and stockholders' equity	$240,929	$263,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License	$2,457	$9,392	$5,759	$20,584
Services	8,663	10,196	18,426	19,827
Subscription	9,143	6,780	17,344	14,080
Total license, services and subscription	20,263	26,368	41,529	54,491
Maintenance and support	16,775	15,321	33,437	30,877
Total revenue	37,038	41,689	74,966	85,368
Cost of revenue:
License	99	141	161	191
Services	8,283	8,987	17,214	17,926
Subscription	4,088	3,150	7,534	6,225
Total license, services and subscription	12,470	12,278	24,909	24,342
Maintenance and support	3,578	3,452	6,850	6,389
Total cost of revenue	16,048	15,730	31,759	30,731
Gross profit	20,990	25,959	43,207	54,637
Operating expenses:
Selling and marketing	16,066	17,978	34,084	36,171
General and administrative	9,616	9,562	18,657	20,160
Research and development	13,358	11,287	26,490	22,897
Loss from operations	(18,050)	(12,868)	(36,024)	(24,591)
Convertible debt interest and amortization	(2,317)	(2,223)	(4,604)	(4,408)
Other expense, net	(55)	(207)	(113)	(419)
Loss before income tax provision	(20,422)	(15,298)	(40,741)	(29,418)
Income tax provision	105	370	263	480
Net loss	$(20,527)	$(15,668)	$(41,004)	$(29,898)

Net loss per share:
Basic	$(0.68)	$(0.53)	$(1.35)	$(1.01)
Diluted	$(0.68)	$(0.53)	$(1.35)	$(1.01)
Weighted average number of shares:
Basic	30,330	29,565	30,278	29,470
Diluted	30,330	29,565	30,278	29,470
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(394)	$788	$362	$(1,766)
Unrealized gain (loss) on available-for-sale securities	21	(1)	26	(3)
Other comprehensive income (loss), net of tax	(373)	787	388	(1,769)
Comprehensive loss	$(20,900)	$(14,881)	$(40,616)	$(31,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(41,004)	$(29,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,973	4,771
Amortization of debt discount and issuance costs	3,166	2,971
Share-based compensation	11,253	14,750
Deferred income tax, net	42	116
Provision for doubtful accounts	(139)	66
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,480	10,817
Prepaid expenses and other assets	(804)	1,508
Accounts payable and other liabilities	(1,454)	(1,715)
Accrued liabilities	640	129
Accrued payroll and other employee benefits	(2,246)	(6,324)
Deferred revenue	13,721	4,786
Net cash (used in) provided by operating activities	(9,372)	1,977
Investing activities:
Purchases of property and equipment	(5,339)	(1,850)
Capitalized internal-use software development costs	(72)	(233)
Purchases of short-term investments	(88,928)	(31,200)
Proceeds from maturities of short-term investments	49,500	20,000
Net cash used in investing activities	(44,839)	(13,283)
Financing activities:
Exercise of stock options	14	767
Proceeds from employee stock plans	470	382
Tax withholding related to net share settlement of stock awards	(4,839)	(4,728)
Payments of notes payable	(91)	(159)
Debt issuance costs related to convertible debt	—	(408)
Net cash used in financing activities	(4,446)	(4,146)
Effect of foreign currency rates on cash	38	264
Net change in cash and cash equivalents	(58,619)	(15,188)
Cash and cash equivalents:
Beginning of period	161,770	161,019
End of period	$103,151	$145,831
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.

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

Revenue recognition

The Company has historically derived its revenue from the licensing and implementation of software solutions and associated software maintenance and support. More recently, the Company has emphasized its offers of SaaS and cloud-based services that do not require customers to host the Company's solutions in their data centers. The Company's arrangements with customers typically include: (a) license or SaaS fees paid for the use of software solutions either in perpetuity or over a specified term and implementation fees for configuration, implementation and training services and (b) maintenance and support fees related to technical support and software updates. If there is significant uncertainty about contract completion or collectability is not reasonably assured, revenue is deferred until the uncertainty is sufficiently resolved or collectability is reasonably assured. In addition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and fees are fixed or determinable.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For both the three months ended June 30, 2016 and 2015, the Company capitalized $0.1 million, and for the six months ended June 30, 2016 and 2015, the Company capitalized $0.1 million and $0.3 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and six months ended June 30, 2016 and 2015, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, if any, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2016 and 2015.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs"), and Market Stock Units ("MSUs"). RSUs include both time-based awards as well as performance-based awards in which the number of shares that vest are based upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of June 30, 2016 and December 31, 2015, respectively, (in thousands):

Award type	June 30, 2016	December 31, 2015
Stock options	827	829
Restricted stock units (time based)	2,442	1,915
Restricted stock units (performance based)	—	24
Stock appreciation rights	522	522
Market stock units	464	563

Stock options, time based RSUs and SARs vest ratably between one and four years. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and six months ended June 30, 2016 or 2015.

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

The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2016 were as follows:

June 30, 2016
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

Short-term investments

The Company's investments are available-for-sale commercial paper that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of June 30, 2016.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $71.9 million and $127.2 million invested in treasury money market funds at June 30, 2016 and December 31, 2015, respectively, and $6.0 million and zero invested in certificate of deposit at June 30, 2016 and December 31, 2015, respectively. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure." The fair value of the certificate of deposit is based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy.

The fair value of the Company's short-term investments which is comprised of available-for-sale commercial paper was $42.0 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three and six months ended June 30, 2016 and 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and six months ended June 30, 2016 and 2015.

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

Credit facility

As of June 30, 2016, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in other long-term assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2016 and 2015, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, primarily related to foreign income taxes and state taxes not based on income. The Company recorded an income tax provision of $0.4 million and $0.5 million for the three and six months ended June 30, 2015, respectively, primarily related to foreign income taxes, state taxes not based on income, and acquisition-related tax amortization. The effective tax rate for the three months ended June 30, 2016 and 2015 was (1)% and (2)%, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was (1)% and (2)%, respectively. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Recently adopted accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentations of Debt Issuance Costs" which requires debt issuance cost to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. These new standards are effective for interim and annual periods beginning on January 1, 2016, and are required to be retrospectively adopted. The Company adopted these standards on January 1, 2016. As of December 31, 2015, $0.1 million and $0.4 million of unamortized debt issuance costs related to the Company’s convertible Senior Notes were reclassified in the condensed consolidated balance sheet from prepaid and other current assets and other long-term assets, respectively, to convertible debt, net. The Company will continue to defer and present the debt issuance cost related to its revolving credit facility in other long-term assets and amortize it ratably over the term of the agreement.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other Internal-Use Software.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard will be effective for annual period ending after December 15, 2015, and all reporting periods thereafter. The Company adopted this standard on January 1, 2016, and there was no impact on the Company's consolidated financial statements.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” which clarifies the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligation and Licensing" which clarifies the implementation of guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12, "Revenue from

Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the disclosure requirements for an entity that retrospectively applies the guidance in Topic 606. These standards are effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standards will have on the Company's consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. Lessor accounting remains largely unchanged from current guidance, however, ASU 2016-02 provides improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net loss	$(20,527)	$(15,668)	$(41,004)	$(29,898)
Denominator:
Weighted average shares (basic)	30,330	29,565	30,278	29,470
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	30,330	29,565	30,278	29,470
Basic loss per share	$(0.68)	$(0.53)	$(1.35)	$(1.01)
Diluted loss per share	$(0.68)	$(0.53)	$(1.35)	$(1.01)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.2 million for the three months ended June 30, 2016 and 2015, respectively, and 2.0 million and 2.1 million for the six months ended June 30, 2016 and 2015, respectively. Basic shares were used to calculate loss per share for the three and six months ended June 30, 2016 and 2015.

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

4. Noncash Share-based Compensation

During the three months ended June 30, 2016, the Company granted 765,260 RSUs with a weighted average grant-date fair value of $11.19 per share. The Company did not grant any stock options, SARs or MSUs during the three months ended June 30, 2016.

During the six months ended June 30, 2016, the Company granted 1,317,642 RSUs with a weighted average grant-date fair value of $11.41 per share. The Company granted 152,500 MSUs with a weighted average grant-date fair value of $14.29 to certain executive employees during the six months ended June 30, 2016. These MSUs vest on March 1, 2019 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the six months ended June 30, 2016.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation:
Cost of revenue	$577	$1,031	$1,176	$2,044
Operating expenses:
Selling and marketing	1,697	2,280	3,477	4,312
General and administrative	2,302	2,372	4,032	5,720
Research and development	1,293	1,322	2,568	2,674
Total included in operating expenses	5,292	5,974	10,077	12,706
Total share-based compensation expense	$5,869	$7,005	$11,253	$14,750

In January 2016, the number of shares available for issuance increased by 900,000 to 9,968,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of June 30, 2016, 1,043,938 shares remained available for issuance under the 2007 Stock Plan.

At June 30, 2016, the Company had an estimated $43.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In November 2015, the Board of Directors amended the ESPP plan to increase the discount to 15% of the fair market value of the Company's common stock effective January 1, 2016. The amendment did not change the accounting treatment of the ESPP plan. During the six months ended June 30, 2016, the Company issued 23,848 shares under the ESPP. As of June 30, 2016, 425,155 shares remain authorized and available for issuance under the ESPP. As of June 30, 2016, the Company held approximately $0.6 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

As of June 30, 2016, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(24,724)	(27,890)
Net carrying amount	$119,026	$115,860

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2.0% coupon	$719	$719	$1,438	$1,438
Amortization of debt issuance costs	207	198	411	393
Amortization of debt discount	1,391	1,306	2,755	2,577
Total	$2,317	$2,223	$4,604	$4,408

As of June 30, 2016 and December 31, 2015, the fair value of the Senior Notes was $106.2 million and $114.1 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. In January 2016, the Company entered into a nine year lease for approximately 5,000 square feet of office space in Paris, France. The lease provides an option to terminate the lease in March 2022. The lease is determined to be an operating lease.

In June 2016, the Company entered into a fifth amendment to its corporate office lease in Houston, TX (the "Fifth Lease Amendment"). The Fifth Lease Amendment, among other things, provides for a three year extension, until October 31, 2019, unless earlier terminated or extended pursuant to the terms of the lease.

As of June 30, 2016, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2016	$1,307
2017	3,187
2018	2,652
2019	2,274
2020	795
2021 and thereafter	391
Total minimum lease payments	$10,606

7. Subsequent Events

On August 2, 2016, the Company announced that its Chief Operating Officer, D. Blair Crump, separated from his employment with the Company effective July 29, 2016 (the “Departure Date”) to pursue other opportunities. In connection with such separation, the Company and Mr. Crump entered into a General Release, dated as of August 1, 2016 (the “Separation Agreement”) pursuant to the terms of Mr. Crump’s Employment Agreement with the Company, dated February 10, 2014 (the “Employment Agreement”).

Pursuant to the terms of the Separation Agreement, the Company is obligated to (i) pay to Mr. Crump as severance his annual base salary in effect on the Departure Date in installments over a period of twelve months, (ii) pay Mr. Crump’s COBRA premiums for health and welfare benefits continuation for a period of twelve months in a lump sum; (iii) pay to Mr. Crump his cash incentive for the first six months of 2016 in a lump sum; (iv) pay to Mr. Crump his cash incentive for the next twelve months in installments over a twelve month period; and (v) vest all equity awards issued to Mr. Crump by the Company with respect to such shares that would have vested following the Termination Date.  The Company’s obligations to provide the forgoing benefits are subject to (i) the effectiveness of the Separation Agreement and (ii) Mr. Crump’s compliance with certain post-employment restrictive covenants which limit Mr. Crump’s ability to compete with the Company, solicit customers or employees of the Company, or divulge confidential information concerning the Company. In connection with the Separation Agreement, the Company expects to record a one-time severance charge of approximately $1.1 million as well as an incremental expense that cannot be reasonably estimated at this time associated with the acceleration of vesting of certain equity awards in the third quarter of 2016.

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

Q2 2016 Overview

In 2015, we shifted from primarily offering perpetual licenses of our solutions to a subscription based cloud-first strategy. As part of this shift, we introduced a number of changes to our business. In the second quarter of 2016, we continued to implement and refine these changes, including further innovation on our cloud-only packages of our software, training our personnel and focusing on competitive differentiation in key industry verticals. As a result of these changes, we continued to progress our cloud-first strategy in the second quarter of 2016, as our recurring revenue, which consists of maintenance and subscription revenue, grew by 17% over the second quarter of 2015.

Annualized Recurring Revenue ("ARR") is currently one of our key performance metrics to assess the health and trajectory of our overall cloud business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as the annualized contracted recurring revenue from subscription and maintenance contracts. Contracted revenue from perpetual license, term license and service agreements are not included within the ARR metric. Total ARR as of June 30, 2016 was $109.6 million, up from $89.6 million as of June 30, 2015, an increase of 22%.

Cash used in operating activities was $9.4 million for the six months ended June 30, 2016, as compared to $2.0 million of cash provided by operating activities for the six months ended June 30, 2015, primarily due to an increase in our net loss driven by our transition to a cloud-first strategy.

Free cash flow is another one of our key metrics that assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided by operating activities, less additions to property, plant and equipment and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by business operations, after cash used for additions to property, plant and equipment and capitalized internal-use software development costs. Free cash flow use for the three months ended June 30, 2016 was $8.5 million, compared to free cash flow provided of $2.6 million for the three months ended June 30, 2015. Free cash flow use for the six months ended June 30, 2016 was $14.8 million, compared to $0.1 million use for the six months ended June 30, 2015.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash (used in) provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash (used in) provided by operating activities	$(6,608)	$3,411	$(9,372)	$1,977
Purchase of property and equipment	(1,817)	(740)	(5,339)	(1,850)
Capitalized internal-use software development costs	(72)	(115)	(72)	(233)
Free Cash Flow	$(8,497)	$2,556	$(14,783)	$(106)

Financial Performance Summary

Total revenue was $37.0 million for the three months ended June 30, 2016 as compared to $41.7 million for the three months ended June 30, 2015, representing a decrease of $4.7 million, or 11%. Total revenue for the six months ended June 30, 2016 was $75.0 million as compared to $85.4 million for the six months ended June 30, 2015, representing a decrease of $10.4 million, or 12%. This decrease in total revenue was primarily attributable to a decrease in license revenue, which was expected as we transition our business towards our subscription-based SaaS and cloud-based solutions.

Total recurring revenue, which is comprised of our subscription and maintenance revenue, was $25.9 million for the three months ended June 30, 2016 as compared to $22.1 million for the three months ended June 30, 2015, an increase of $3.8 million, or 17%. Total recurring revenue was $50.8 million for the six months ended June 30, 2016 as compared to $45.0 million for the six months ended June 30, 2015, an increase of $5.8 million, or 13%. The increase in recurring revenue was as a result of our transition towards our subscription-based SaaS and cloud-based solutions.

Total deferred revenue was $79.1 million as of June 30, 2016, as compared to $65.3 million as of June 30, 2015, an increase of $13.7 million, or 21%, primarily due to an increase in subscription deferred revenue.

Revenue by Geography
The following geographic information is presented for the three and six months ended June 30, 2016 and 2015. PROS categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$13,706	37%	$17,247	41%	$28,182	38%	$33,474	39%
Europe	11,238	30%	9,994	24%	22,068	29%	21,889	26%
The rest of the world	12,094	33%	14,448	35%	24,716	33%	30,005	35%
Total revenue	$37,038	100%	$41,689	100%	$74,966	100%	$85,368	100%

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. We also have sold our solutions via term licenses or SaaS. In connection with our subscription based cloud-first strategy announced in 2015, we have been selling a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and subscription cloud-based solutions. Following a transition period, we expect this business model will increase our recurring subscription revenue and defer more of our revenue recognition to later periods. We anticipate that this strategy will result in lower license revenue, lower total revenues and lower operating cash flows in 2016. However, we do not anticipate a corresponding decrease in expenses in 2016, which will adversely affect our net income, operating margins and cash flow.

•
Variability in bookings. Historically, we have experienced the strongest customer demand in fourth and second quarters of each year. However, the size and timing of orders for our products and services vary considerably, which can cause significant fluctuations in our bookings results from quarter to quarter. Due to our large average deal sizes, our bookings in any particular quarter have in the past, and may continue in the future, to be dependent on a relatively small number of orders. We have also experienced in the past, and could again experience in the future, unanticipated sales execution challenges which we believe historically related to the pace of change associated with our business. The timing of our bookings also varies based on a number of factors over which we may have little or no control, including the complexity of the transaction, our customers' internal budgeting and approval processes, our customers' purchasing behaviors and the level of competition.

•
Variability in revenue. The timing of our revenue recognition varies based on the nature and requirements of our contracts.  In conjunction with our cloud-first announcement in 2015, we have been selling an increasing number of subscription contracts, which has resulted in less license revenue and total revenue recognized in the first half of 2016. The timing of our revenue recognition for our SaaS solutions also varies based on the mix of products sold. For example, our SaaS solutions purchased by our travel customers often require more complex implementations which can delay the commencement of subscription revenue recognition. However, as we continue to emphasize our SaaS and cloud-based solutions over perpetual offerings, near term year over year comparisons will likely be muted due to the differences in revenue recognition. Over time, we expect the revenue impact of our shift to cloud-first to adjust, and year over year comparisons to become more comparable and favorable.

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

•
Uncertain global economic conditions. In June 2016, voters in the United Kingdom approved a referendum to exit the European Union ("Brexit"). While the terms of Brexit are unknown, the proposed withdrawal is likely to increase regulatory complexity and may adversely affect the European and worldwide economic and market conditions and may contribute to instability in the global financial and foreign exchange market. In addition, during 2015 and continuing in the first half of 2016, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system experienced numerous ongoing geopolitical issues around the globe. During uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness taken by customers. Certain foreign countries continue to face significant economic, political and social crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2016, particularly in Europe. These changes, and other effects we cannot anticipate, may negatively impact our business, business operations, results of operations, financial condition and cash flows. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License	7%	23%	8%	24%
Services	23	24	25	23
Subscription	25	16	23	16
Total license, services and subscription	55	63	55	64
Maintenance and support	45	37	45	36
Total revenue	100	100	100	100
Cost of revenue:
License	—	—	—	—
Services	22	22	23	21
Subscription	11	8	10	7
Total cost of license, services and subscription	34	29	33	29
Maintenance and support	10	8	9	7
Total cost of revenue	43	38	42	36
Gross profit	57	62	58	64
Operating Expenses:
Selling and marketing	43	43	45	42
General and administrative	26	23	25	24
Research and development	36	27	35	27
Total operating expenses	105	93	106	93
Convertible debt interest and amortization	(6)	(5)	(6)	(5)
Other expense, net	—	—	—	—
Loss before income tax provision	(55)	(37)	(54)	(34)
Income tax provision (benefit)	—	1	—	1
Net loss	(55)%	(38)%	(55)%	(35)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
License	$2,457	$9,392	$(6,935)	(74)%	$5,759	$20,584	$(14,825)	(72)%
Services	8,663	10,196	(1,533)	(15)%	18,426	19,827	(1,401)	(7)%
Subscription	9,143	6,780	2,363	35%	17,344	14,080	3,264	23%
Total license, services and subscription	20,263	26,368	(6,105)	(23)%	41,529	54,491	(12,962)	(24)%
Maintenance and support	16,775	15,321	1,454	9%	33,437	30,877	2,560	8%
Total revenue	$37,038	$41,689	$(4,651)	(11)%	$74,966	$85,368	$(10,402)	(12)%

License revenue. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, for the three and six months ended June 30, 2016 we experienced a decrease in the sale of perpetual licenses and a corresponding decrease in license revenue, which included a decrease of $3.0 million and $8.1 million, respectively, in license revenue that was recognized on a percentage of completion basis, and a decrease of $3.9 million and $6.7 million, respectively, in license revenue recognized upon software delivery. We recognized zero and $3.9 million of license revenue upon software delivery for the three months ended June 30, 2016 and 2015, respectively, and zero and $6.7 million for the six months ended June 30, 2016 and 2015, respectively. As a result of our shift to a cloud-first strategy, we expect that customers will continue to purchase a lower percentage of perpetual licenses and purchase more subscription-based solutions such as SaaS and cloud-based offerings, resulting in lower future license revenue but higher subscription revenue.

Services revenue. Our services revenue decreased $1.5 million and $1.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease in services revenue was primarily attributable to several implementations that were completed in 2015 with significant professional services and lower levels of services required for new subscription sales. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions and additional professional services requested from our existing customers during a particular period.
Subscription revenue. The increase in subscription revenue was primarily attributable to an increase in the number of customers purchasing our cloud-based services. The total number of customers generating subscription revenue increased 9% and 13% for the three and six months ended June 30, 2016, respectively. The remainder of the increase was attributable to larger deal sizes and add-on revenue from existing customers. We expect our subscription revenue will continue to increase as a result of our shift to a cloud-first strategy.

Maintenance and support revenue. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services and maintenance renewals. Our strong maintenance renewal rates provide a recurring base of maintenance revenue upon which new maintenance is added. As a result of our shift to a cloud-first strategy, we expect that future maintenance revenue will decline.

Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Cost of license	$99	$141	$(42)	(30)%	$161	$191	$(30)	(16)%
Cost of services	8,283	8,987	(704)	(8)%	17,214	17,926	(712)	(4)%
Cost of subscription	4,088	3,150	938	30%	7,534	6,225	1,309	21%
Total cost of license, services and subscription	12,470	12,278	192	2%	24,909	24,342	567	2%
Cost of maintenance and support	3,578	3,452	126	4%	6,850	6,389	461	7%
Total cost of revenue	16,048	15,730	318	2%	31,759	30,731	1,028	3%
Gross profit	$20,990	$25,959	$(4,969)	(19)%	$43,207	$54,637	$(11,430)	(21)%

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and six months ended June 30, 2016 and 2015. License gross profit percentages for the three months ended June 30, 2016 and 2015, were 96% and 98%, respectively. License gross profit percentages for the six months ended June 30, 2016 and 2015, were 97% and 99%, respectively.

Cost of services. The three and six month decrease was primarily attributable to a decrease in personnel cost used in our software implementations of $0.9 million and $1.0 million, respectively, and an increase in other overhead expenses of $0.2 million and $0.3 million, respectively. Services gross profit percentages for the three months ended June 30, 2016 and 2015, were 4% and 12%, respectively. Services gross profit percentages for the six months ended June 30, 2016 and 2015, were 7% and 10%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Cost of subscription. The three and six month increase in cost of subscription was primarily attributable to an increase of $0.7 million and $1.1 million, respectively, in infrastructure cost to support our current and anticipated future subscription customer base. The remaining increase in cost of subscription was related to personnel cost growth commensurate with our subscription revenue growth. The subscription gross profit percentage for the three months ended June 30, 2016 and 2015, was 55% and 54%, respectively. The subscription gross profit percentage for the six months ended June 30, 2016 and 2015, was 57% and 56%, respectively.

Cost of maintenance and support. The increase in cost of maintenance and support was attributable to an increase in personnel cost associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. The maintenance and support gross profit percentage was 79% and 77% for the three months ended June 30, 2016 and 2015, respectively. The maintenance and support gross profit percentage was 80% and 79% for the six months ended June 30, 2016 and 2015, respectively.

Gross profit. The decrease in overall gross profit for the three and six months ended June 30, 2016 was primarily attributable to a decrease of 11% and 12%, respectively, in total revenue as compared to the same periods in 2015.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing	$16,066	$17,978	$(1,912)	(11)%	$34,084	$36,171	$(2,087)	(6)%
General and administrative	9,616	9,562	54	1%	18,657	20,160	(1,503)	(7)%
Research and development	13,358	11,287	2,071	18%	26,490	22,897	3,593	16%
Total operating expenses	$39,040	$38,827	$213	1%	$79,231	$79,228	$3	—%

Selling and marketing expenses. The three month decrease was primarily attributable to a decrease of $0.9 million in personnel cost mainly due to a decrease in sales commissions and noncash share based compensation expense. The remaining decrease of $1.0 million was related to non-personnel costs which primarily included a decrease of $0.4 million in travel expenses, $0.4 million in sales and marketing events and $0.2 million in other facility and overhead expenses.

The six month decrease was primarily attributable to a decrease of $1.2 million in personnel cost mainly due to a decrease in sales commissions, as a result of an increase in sales commission that was capitalized, and noncash share based compensation expense. The remaining decrease of $0.9 million was related to non-personnel cost which primarily included a decrease of $0.6 million in travel expenses, $0.2 million in other facility and overhead expenses and $0.1 million in sales and marketing events.

General and administrative expenses. The general and administrative expenses remained unchanged for the three months ended June 30, 2016 as compared to the same period in 2015.

The decrease for the six months ended June 30, 2016 was attributable to a decrease of $1.2 million in personnel cost, primarily due to the acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The decrease also included a $0.3 million decrease in facility and other overhead expenses.

Research and development expenses. The three and six month increase was primarily attributable to an increase of $1.6 million and $2.9 million, respectively, in personnel cost as a result of an increase in headcount to support our current and future product development and growth objectives, and an increase of $0.5 million and $0.7 million, respectively, of non-personnel cost and related overhead expenses associated with our higher personnel cost.

Other expense, net:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Convertible debt interest and amortization	$(2,317)	$(2,223)	$(94)	4%	$(4,604)	$(4,408)	$(196)	4%
Other expense, net	$(55)	$(207)	$152	(73)%	$(113)	$(419)	$306	(73)%

Convertible debt interest and amortization. The convertible debt expense for the three and six months ended June 30, 2016 and 2015 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net decreased by $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2016, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Effective tax rate	(1)%	(2)%	n/a	n/a	(1)%	(2)%	n/a	n/a
Income tax provision	$105	$370	$(265)	(72)%	$263	$480	$(217)	(45)%

Income tax provision. The tax provision of $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2016 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1)% for both the three and six months ended June 30, 2016 and (2)% for both the three and six months ended June 30, 2015. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on the Company’s deferred tax assets and the limitation on deductibility of certain officers’ compensation. While the expected tax rate of the Company would be 0% due to the full valuation on the deferred tax assets, the (1)% and (2)% taxes for the three and six months ended June 30, 2016 and 2015, respectively, are due to foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Liquidity and Capital Resources

At June 30, 2016, we had $103.2 million of cash and cash equivalents and $100.1 million of working capital as compared to $161.8 million of cash and cash equivalents and $124.6 million of working capital at December 31, 2015. In addition, we had $42.0 million of short-term investments as of June 30, 2016 and $2.5 million of short-term investments as of December 31, 2015.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash (used in) provided by operating activities	$(9,372)	$1,977
Net cash used in investing activities	(44,839)	(13,283)
Net cash used in financing activities	(4,446)	(4,146)
Cash and cash equivalents (beginning of period)	161,770	161,019
Cash and cash equivalents (end of period)	$103,151	$145,831

Net cash (used in) provided by operating activities. The $11.3 million increase in net cash used in operating activities was primarily due to an $11.1 million increase in net loss driven by our transition to a cloud-first strategy.

Net cash used in investing activities. The $31.6 million increase in net cash used in investing activities was primarily due to $28.2 million of net purchases of short-term investments during the six months ended June 30, 2016. In addition, purchases of property and equipment primarily for infrastructure to support our current and anticipated future subscription customer base increased by $3.5 million in the six months ended June 30, 2016 as compared to the same period in 2015.

We expect to continue our investing activities, including property and equipment for infrastructure to support our anticipated future subscription customer base.

Net cash used in financing activities. The increase of $0.3 million in net cash used in financing activities was primarily the result of a $0.8 million decrease in cash provided from the exercise of stock options, partially offset by a decrease of payments for debt issuance cost related to the convertible debt of $0.4 million and a $0.1 million decrease in payments on our notes payable.

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

Credit facility

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of June 30, 2016. As of June 30, 2016, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2016 and 2015, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2016 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and six months ended June 30, 2016 by approximately $0.3 million and $0.5 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland and Australia. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2016, the Company had no borrowings under the Revolver.

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

As of June 30, 2016, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2016. Based on our evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, concluded that there have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The United Kingdom leaving the European Union may change the regulatory environment

In June 2016, voters in the United Kingdom (“UK”) approved a referendum in favor of the UK leaving the European Union (“Brexit”). Brexit could impair our ability to transact business in European Union ("EU") countries. Brexit has already, and could continue to adversely impact global markets and currencies, including a sharp decline in the value of the British Pound Sterling compared to the U.S. dollar. While the timing and terms for the withdrawal of the United Kingdom from the European Union are unknown, the Brexit announcement has created uncertainty on future legal and regulatory complexity in Europe, as the UK determines which European Union ("EU") laws to adopt or replace. During times of uncertainty, our customers may closely monitor their costs and reduce their spending on our software and services. The long-term effects of Brexit on us will depend in part on any agreements the UK makes to retain access to European Union markets following the UK's withdrawal from the EU and the extent to which UK laws and regulations diverge from EU laws and regulations, particularly with respect to privacy and data protection. Any of these effects of Brexit and other effects we cannot anticipate, may adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Except as otherwise described above, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2016, $10.0 million remained available for repurchase under the existing repurchase authorization.

We did not make any purchases of our common stock under this program for the three months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

10.1	Fifth Amendment to the Office Lease, dated June 9, 2016, by and between PROS, Inc. and Houston Community College System.		8-K		6/14/2016

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

August 2, 2016	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2016	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)