Form 10-Q
period 2016-09-30
PROS Holdings, Inc.
filed 2016-11-01
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 30,524,008 as of October 27, 2016.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2016

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$95,208	$161,770
Short-term investments	50,952	2,500
Accounts and unbilled receivables, net of allowance of $360 and $586, respectively	26,443	39,115
Prepaid and other current assets	6,710	7,540
Total current assets	179,313	210,925
Property and equipment, net	15,456	15,777
Intangibles, net	12,114	14,191
Goodwill	20,718	20,445
Other long-term assets	3,359	1,873
Total assets	$230,960	$263,211
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$3,406	$8,273
Accrued liabilities	5,235	4,333
Accrued payroll and other employee benefits	13,791	13,084
Deferred revenue	67,275	60,664
Total current liabilities	89,707	86,354
Long-term deferred revenue	9,939	4,665
Convertible debt, net	120,647	115,860
Other long-term liabilities	687	918
Total liabilities	220,980	207,797
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,938,021 and 34,156,561 shares issued, respectively; 30,520,436 and 29,738,976 shares outstanding, respectively	35	34
Additional paid-in capital	169,395	158,674
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(141,746)	(85,034)
Accumulated other comprehensive loss	(3,766)	(4,322)
Total stockholders' equity	9,980	55,414
Total liabilities and stockholders' equity	$230,960	$263,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License	$2,419	$5,980	$8,178	$26,564
Services	8,447	12,273	26,873	32,100
Subscription	9,852	6,886	27,196	20,966
Total license, services and subscription	20,718	25,139	62,247	79,630
Maintenance and support	17,666	15,727	51,103	46,604
Total revenue	38,384	40,866	113,350	126,234
Cost of revenue:
License	38	51	199	242
Services	7,380	9,138	24,594	27,064
Subscription	4,808	3,105	12,342	9,330
Total license, services and subscription	12,226	12,294	37,135	36,636
Maintenance and support	3,416	2,972	10,266	9,361
Total cost of revenue	15,642	15,266	47,401	45,997
Gross profit	22,742	25,600	65,949	80,237
Operating expenses:
Selling and marketing	13,641	19,639	47,725	55,810
General and administrative	9,253	9,626	27,910	29,786
Research and development	12,964	12,201	39,454	35,098
Loss from operations	(13,116)	(15,866)	(49,140)	(40,457)
Convertible debt interest and amortization	(2,339)	(2,234)	(6,943)	(6,642)
Other expense, net	(26)	(152)	(139)	(571)
Loss before income tax provision (benefit)	(15,481)	(18,252)	(56,222)	(47,670)
Income tax provision (benefit)	227	(70)	490	410
Net loss	$(15,708)	$(18,182)	$(56,712)	$(48,080)

Net loss per share:
Basic	$(0.52)	$(0.61)	$(1.87)	$(1.63)
Diluted	$(0.52)	$(0.61)	$(1.87)	$(1.63)
Weighted average number of shares:
Basic	30,469	29,649	30,341	29,530
Diluted	30,469	29,649	30,341	29,530
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$176	$223	$538	$(1,543)
Unrealized (loss) gain on available-for-sale securities	(8)	24	18	21
Other comprehensive income (loss), net of tax	168	247	556	(1,522)
Comprehensive loss	$(15,540)	$(17,935)	$(56,156)	$(49,602)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(56,712)	$(48,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,396	7,923
Amortization of debt discount and issuance costs	4,786	4,485
Share-based compensation	14,445	21,381
Deferred income tax, net	64	138
Provision for doubtful accounts	(226)	132
Changes in operating assets and liabilities:
Accounts and unbilled receivables	12,899	20,474
Prepaid expenses and other assets	(746)	(383)
Accounts payable and other liabilities	(2,546)	(3,330)
Accrued liabilities	887	364
Accrued payroll and other employee benefits	709	(4,909)
Deferred revenue	11,885	8,609
Net cash (used in) provided by operating activities	(7,159)	6,804
Investing activities:
Purchases of property and equipment	(6,524)	(4,856)
Capitalized internal-use software development costs	(569)	(233)
Purchases of short-term investments	(144,934)	(55,176)
Proceeds from maturities of short-term investments	96,500	32,700
Net cash used in investing activities	(55,527)	(27,565)
Financing activities:
Exercise of stock options	420	433
Proceeds from employee stock plans	1,090	839
Tax withholding related to net share settlement of stock awards	(5,244)	(4,966)
Payment of contingent consideration for PROS France	—	(1,304)
Payments of notes payable	(196)	(212)
Debt issuance costs related to convertible debt	—	(408)
Net cash used in financing activities	(3,930)	(5,618)
Effect of foreign currency rates on cash	54	308
Net change in cash and cash equivalents	(66,562)	(26,071)
Cash and cash equivalents:
Beginning of period	161,770	161,019
End of period	$95,208	$134,948
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended September 30, 2016 and 2015, the Company capitalized $0.5 million and zero, respectively, and for the nine months ended September 30, 2016 and 2015, the Company capitalized $0.6 million and $0.3 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2016 and 2015, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, if any, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2016 and 2015.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs"), and Market Stock Units ("MSUs"). RSUs include (i) time-based awards, (ii) performance-based awards in which the number of shares that vest are based upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions, and (iii) market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of September 30, 2016 and December 31, 2015, respectively, (in thousands):

Award type	September 30, 2016	December 31, 2015
Stock options	768	829
Restricted stock units (time-based)	2,250	1,915
Restricted stock units (performance-based)	—	24
Restricted stock units (market-based)	460	—
Stock appreciation rights	516	522
Market stock units	342	563

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and nine months ended September 30, 2016 or 2015.

The fair value of the time-based RSUs is based on the closing price of the Company's stock on the date of grant.

The Company estimates the fair value and the derived service period of the market-based RSUs on the date of grant using a Monte Carlo simulation model. The model requires the use of a number of assumptions including the expected volatility of the Company's stock, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatility of the Company over the performance period.

The assumptions used to value the market-based RSUs granted during the three and nine months ended September 30, 2016 were as follows:

September 30, 2016
Volatility	44.98%
Risk-free interest rate	1.08%
Dividend yield	—

The fair value of the market-based RSUs is expensed over the derived service period for each separate vesting tranche. The derived service period for the vesting tranches of the market-based RSUs ranges between 1.01 and 1.98 years.

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

The weighted average assumptions used to value the MSUs granted during the three and nine months ended September 30, 2016 were as follows:

September 30, 2016
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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificate of deposit that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of September 30, 2016.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $72.3 million and $127.2 million invested in treasury money market funds at September 30, 2016 and December 31, 2015, respectively. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of $45.0 million and $2.5 million invested in available-for-sale commercial paper as of September 30, 2016 and December 31, 2015, respectively, and $6.0 million and zero invested in certificate of deposit at September 30, 2016 and December 31, 2015, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three and nine months ended September 30, 2016 and 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and nine months ended September 30, 2016 and 2015.

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

Credit facility

As of September 30, 2016, the Company had no outstanding borrowings under the Company's $50 million secured Credit Agreement ("Revolver"), and $0.1 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2016 and 2015, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, primarily related to foreign income taxes and state taxes not based on income. The Company recorded an income tax benefit of $0.1 million and an income tax provision of $0.4 million for the three and nine months ended September 30, 2015, respectively, primarily related to foreign income taxes, state taxes not based on income, and acquisition-related tax amortization. The effective tax rate for the three months ended September 30, 2016 and 2015 was (1)% and 0%, respectively. The effective tax rate for both the nine months ended September 30, 2016 and 2015 was (1)%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which is intended to reduce the diversity in practice on classification of certain transactions in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. The Company is currently assessing the impact of ASU 2016-15 on its condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net loss	$(15,708)	$(18,182)	$(56,712)	$(48,080)
Denominator:
Weighted average shares (basic)	30,469	29,649	30,341	29,530
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	30,469	29,649	30,341	29,530
Basic loss per share	$(0.52)	$(0.61)	$(1.87)	$(1.63)
Diluted loss per share	$(0.52)	$(0.61)	$(1.87)	$(1.63)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.2 million for the three months ended September 30, 2016 and 2015, respectively, and 1.9 million and 2.1 million for the nine months ended September 30, 2016 and 2015, respectively. Basic shares were used to calculate loss per share for the three and nine months ended September 30, 2016 and 2015.

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

4. Noncash Share-based Compensation

During the three months ended September 30, 2016, the Company granted 460,000 RSUs with a market-based vesting condition and a weighted average grant-date fair value of $11.92 per share to certain executive employees. These market-based RSUs will vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The Company also granted 17,500 RSUs with a weighted average grant-date fair value of $18.50 per share. The Company did not grant any stock options or SARs during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company granted 1,335,142 RSUs with a weighted average grant-date fair value of $11.50 per share. The Company also granted 460,000 RSUs with a market-based vesting condition and a weighted average grant-date fair value of 11.92 per share to certain executive employees. The Company granted 152,500 MSUs with a weighted average grant-date fair value of $14.29 to certain executive employees during the nine months ended September 30, 2016. These MSUs vest on March 1, 2019 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the nine months ended September 30, 2016.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation:
Cost of revenue	$544	$852	$1,720	$2,896
Operating expenses:
Selling and marketing	(918)	2,229	2,559	6,541
General and administrative	2,235	2,280	6,267	8,000
Research and development	1,331	1,270	3,899	3,944
Total included in operating expenses	2,648	5,779	12,725	18,485
Total share-based compensation expense	$3,192	$6,631	$14,445	$21,381

The decrease in selling and marketing noncash share-based compensation expense primarily related to the change in employment status of the Company's former Chief Operating Officer, which included a $4.1 million decrease due to forfeiture of MSUs, partially offset by a $1.8 million increase due to the acceleration of noncash share-based compensation expense related to RSUs.

In January 2016, the number of shares available for issuance increased by 900,000 to 9,968,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). As of September 30, 2016, 743,808 shares remained available for issuance under the 2007 Stock Plan.

At September 30, 2016, the Company had an estimated $39.8 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.3 years.

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In November 2015, the Board of Directors amended the ESPP plan to increase the discount to 15% of the fair market value of the Company's common stock effective January 1, 2016. The amendment did not change the accounting treatment of the ESPP plan. During the three and nine months ended September 30, 2016, the Company issued 41,845 and 65,693 shares, respectively, under the ESPP. As of September 30, 2016, 383,310 shares remain authorized and available for issuance under the ESPP. As of September 30, 2016, the Company held approximately $0.4 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

As of September 30, 2016, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(23,103)	(27,890)
Net carrying amount	$120,647	$115,860

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2.0% coupon	$719	$719	$2,157	$2,157
Amortization of debt issuance costs	209	199	620	592
Amortization of debt discount	1,411	1,316	4,166	3,893
Total	$2,339	$2,234	$6,943	$6,642

As of September 30, 2016 and December 31, 2015, the fair value of the Senior Notes was $118.8 million and $114.1 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

As of September 30, 2016, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2016	$836
2017	3,821
2018	2,704
2019	2,278
2020	798
2021 and thereafter	395
Total minimum lease payments	$10,832

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

Q3 2016 Overview

In 2015, we shifted from primarily offering perpetual licenses of our solutions to a subscription based cloud-first strategy. As part of this shift, we introduced a number of changes to our business. In the third quarter of 2016, we continued to implement and refine these changes, including further innovation on our cloud-only packages of our software, training our personnel and focusing on competitive differentiation in key industry verticals. As a result of these changes, we continued to progress our cloud-first strategy in the third quarter of 2016, as our recurring revenue, which consists of maintenance and subscription revenue, grew by 22% over the third quarter of 2015.

Annualized Recurring Revenue ("ARR") is currently one of our key performance metrics to assess the health and trajectory of our overall cloud business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as the annualized contracted recurring revenue from subscription and maintenance contracts. Contracted revenue from perpetual licenses, term licenses and service agreements are not included within our ARR metric. Total ARR as of September 30, 2016 was $114.8 million, up from $93.8 million as of September 30, 2015, an increase of 22%.

Cash used in operating activities was $7.2 million for the nine months ended September 30, 2016, as compared to $6.8 million of cash provided by operating activities for the nine months ended September 30, 2015, primarily due to an increase in our net loss driven by our transition to a cloud-first strategy.

Free cash flow is another key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow for the three months ended September 30, 2016 was $0.5 million, compared to $1.8 million for the three months ended September 30, 2015. Free cash flow use for the nine months ended September 30, 2016 was $14.3 million, compared to free cash flow provided of $1.7 million for the nine months ended September 30, 2015. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by (used in) operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$2,213	$4,827	$(7,159)	$6,804
Purchase of property and equipment	(1,185)	(3,006)	(6,524)	(4,856)
Capitalized internal-use software development costs	(497)	—	(569)	(233)
Free Cash Flow	$531	$1,821	$(14,252)	$1,715

Financial Performance Summary

Total recurring revenue, which is comprised of our subscription and maintenance revenue, was $27.5 million for the three months ended September 30, 2016, as compared to $22.6 million for the three months ended September 30, 2015, an increase of

$4.9 million, or 22%. Total recurring revenue was $78.3 million for the nine months ended September 30, 2016, as compared to $67.6 million for the nine months ended September 30, 2015, an increase of $10.7 million, or 16%. The increase in recurring revenue was primarily attributed to an increase in subscription revenue as a result of our transition towards our subscription-based SaaS and cloud-based solutions.

Total deferred revenue was $77.2 million as of September 30, 2016, as compared to $65.3 million as of December 31, 2015, an increase of $11.9 million, or 18%, primarily due to an increase in subscription deferred revenue.

Revenue by Geography
The following geographic information is presented for the three and nine months ended September 30, 2016 and 2015. PROS categorizes geographic revenues based on the location of the customer's headquarters. Because our contracts are predominately denominated in U.S. dollars, we have limited exposure to foreign currency exchange risk as discussed under Item 3 "Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Risk".

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$13,436	35%	$16,277	40%	$41,618	37%	$49,751	39%
Europe	10,379	27%	11,709	29%	32,447	29%	33,598	27%
The rest of the world	14,569	38%	12,880	31%	39,285	34%	42,885	34%
Total revenue	$38,384	100%	$40,866	100%	$113,350	100%	$126,234	100%

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
Cloud-first strategy. We have historically sold the majority of our products via perpetual licenses. We also have sold our solutions via term licenses or SaaS. In connection with our subscription based cloud-first strategy announced in 2015, we have been selling a lower percentage of perpetual licenses and more subscription-based solutions such as SaaS and subscription cloud-based solutions. Following a transition period, we expect this business model will increase our recurring subscription revenue and defer more of our revenue recognition to later periods. We anticipate that this strategy will continue to result in lower license revenue, lower total revenues and lower operating cash flows for the remainder of 2016. However, we do not anticipate a corresponding decrease in expenses for the remainder of 2016, which will adversely affect our net income, operating margins and cash flow.

•
Variability in bookings. Historically, we have experienced the strongest customer demand in fourth and second quarters of each year. However, the size and timing of orders for our products and services vary considerably, which can cause significant fluctuations in our bookings results from quarter to quarter. Due to our large average deal sizes, our bookings in any particular quarter have in the past, and may continue in the future, to be dependent on a relatively small number of contracts. We have also experienced in the past, and could again experience in the future, unanticipated sales execution challenges which we believe historically related to the pace of change associated with our business. The timing of our bookings also varies based on a number of factors over which we may have little or no control, including the complexity of the transaction, our customers' internal budgeting and approval processes, our customers' purchasing behaviors and the level of competition.

•
Variability in revenue. The timing of our revenue recognition varies based on the nature and requirements of our contracts.  In conjunction with our cloud-first announcement in 2015, we have been selling an increasing number of subscription contracts, which has resulted in less license revenue and total revenue recognized in the first nine months of 2016. The timing of our revenue recognition for our SaaS solutions also varies based on the mix of products sold. For example, our SaaS solutions purchased by our travel customers often require more complex implementations which can delay the commencement of subscription revenue recognition. However, as we continue to emphasize our SaaS and cloud-based solutions over perpetual offerings, near term year over year comparisons will likely be muted due to the differences in revenue recognition. Over time, we expect the revenue impact of our shift to cloud-first to adjust, and year over year comparisons to become more comparable and favorable.

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

•
Uncertain global economic conditions. In June 2016, voters in the United Kingdom approved a referendum to exit the European Union ("Brexit"). While the terms of Brexit are unknown, the proposed withdrawal is likely to increase regulatory complexity and may adversely affect the European and worldwide economic and market conditions and may contribute to instability in the global financial and foreign exchange market. In addition, during 2015 and continuing in the first nine months of 2016, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system experienced numerous ongoing geopolitical issues around the globe. During times of uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness by customers. Certain foreign countries continue to face significant economic, political and social crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2016, particularly in Europe. These changes, and other effects we cannot anticipate, may negatively impact our business, business operations, results of operations, financial condition and cash flows. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License	6%	15%	7%	21%
Services	22	30	24	25
Subscription	26	17	24	17
Total license, services and subscription	54	62	55	63
Maintenance and support	46	38	45	37
Total revenue	100	100	100	100
Cost of revenue:
License	—	—	—	—
Services	19	22	22	21
Subscription	13	8	11	7
Total cost of license, services and subscription	32	30	33	29
Maintenance and support	9	7	9	7
Total cost of revenue	41	37	42	36
Gross profit	59	63	58	64
Operating Expenses:
Selling and marketing	36	48	42	44
General and administrative	24	24	25	24
Research and development	34	30	35	28
Total operating expenses	93	101	102	96
Convertible debt interest and amortization	(6)	(5)	(6)	(5)
Other expense, net	—	—	—	—
Loss before income tax provision	(40)	(45)	(50)	(38)
Income tax provision (benefit)	1	—	—	—
Net loss	(41)%	(44)%	(50)%	(38)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
License	$2,419	$5,980	$(3,561)	(60)%	$8,178	$26,564	$(18,386)	(69)%
Services	8,447	12,273	(3,826)	(31)%	26,873	32,100	(5,227)	(16)%
Subscription	9,852	6,886	2,966	43%	27,196	20,966	6,230	30%
Total license, services and subscription	20,718	25,139	(4,421)	(18)%	62,247	79,630	(17,383)	(22)%
Maintenance and support	17,666	15,727	1,939	12%	51,103	46,604	4,499	10%
Total revenue	$38,384	$40,866	$(2,482)	(6)%	$113,350	$126,234	$(12,884)	(10)%

License revenue. Our license revenue is dependent on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our shift to a cloud-first strategy, for the three and nine months ended September 30, 2016 we experienced a decrease in the sale of perpetual licenses and a corresponding decrease in license revenue, which included a decrease of $2.7 million and $10.8 million, respectively, in license revenue that was recognized on a percentage of completion basis, and a decrease of $0.9 million and $7.6 million, respectively, in license revenue recognized upon software delivery. We recognized zero and $0.9 million of license revenue upon software delivery for the three months ended September 30, 2016 and

2015, respectively, and zero and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively. As a result of our shift to a cloud-first strategy, we expect that customers will continue to purchase a lower percentage of perpetual licenses and purchase more subscription-based solutions such as SaaS and cloud-based offerings, resulting in lower future license revenue and higher subscription revenue.

Services revenue. Our services revenue decreased $3.8 million and $5.2 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease in services revenue was primarily attributable to several implementations that were completed in 2015 with significant professional services and lower levels of services required for new subscription sales. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions and additional professional services requested from our existing customers during a particular period.
Subscription revenue. The increase in subscription revenue was primarily attributable to an increase in the number of customers purchasing our cloud-based services. The total number of customers generating subscription revenue increased 18% for both the three and nine months ended September 30, 2016. The remainder of the increase was attributable to larger deal sizes and add-on revenue from existing customers. We expect our subscription revenue will continue to increase as a result of our shift to a cloud-first strategy.

Maintenance and support revenue. The increase in maintenance and support revenue was principally a result of the timing of certain cash collections. Since some of our maintenance contracts are recognized on a cash basis this may create variability in maintenance revenue. As a result of our shift to a cloud-first strategy, we expect that future maintenance revenue will decline.

Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Cost of license	$38	$51	$(13)	(25)%	$199	$242	$(43)	(18)%
Cost of services	7,380	9,138	(1,758)	(19)%	24,594	27,064	(2,470)	(9)%
Cost of subscription	4,808	3,105	1,703	55%	12,342	9,330	3,012	32%
Total cost of license, services and subscription	12,226	12,294	(68)	(1)%	37,135	36,636	499	1%
Cost of maintenance and support	3,416	2,972	444	15%	10,266	9,361	905	10%
Total cost of revenue	15,642	15,266	376	2%	47,401	45,997	1,404	3%
Gross profit	$22,742	$25,600	$(2,858)	(11)%	$65,949	$80,237	$(14,288)	(18)%

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and nine months ended September 30, 2016 and 2015. License gross profit percentages for the three months ended September 30, 2016 and 2015, were 98% and 99%, respectively. License gross profit percentages for the nine months ended September 30, 2016 and 2015, were 98% and 99%, respectively.

Cost of services. The three and nine month decrease in cost of services was primarily attributable to a decrease in personnel cost used in our software implementations of $1.3 million and $2.3 million, respectively, and a decrease in other overhead expenses of $0.5 million and $0.2 million, respectively. Services gross profit percentages for the three months ended September 30, 2016 and 2015, were 13% and 26%, respectively. Services gross profit percentages for the nine months ended September 30, 2016 and 2015, were 8% and 16%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Cost of subscription. The three and nine month increase in cost of subscription was primarily attributable to an increase of $1.5 million and $2.6 million, respectively, in infrastructure cost to support our current and anticipated future subscription customer base. The remaining increase in cost of subscription of $0.2 million and $0.4 million, respectively, was related to personnel cost growth commensurate with our subscription revenue growth. The subscription gross profit percentage for the three months ended September 30, 2016 and 2015, was 51% and 55%, respectively. The subscription gross profit percentage for both the nine months ended September 30, 2016 and 2015, was 55%.

Cost of maintenance and support. The increase in cost of maintenance and support was attributable to an increase in personnel cost associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. The maintenance and support gross profit percentage was 81% for both the three months ended September 30, 2016 and 2015. The maintenance and support gross profit percentage was 80% for both the nine months ended September 30, 2016 and 2015.

Gross profit. The decrease in overall gross profit for the three and nine months ended September 30, 2016 was primarily attributable to a decrease of 6% and 10%, respectively, in total revenue as compared to the same periods in 2015.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing	$13,641	$19,639	$(5,998)	(31)%	$47,725	$55,810	$(8,085)	(14)%
General and administrative	9,253	9,626	(373)	(4)%	27,910	29,786	(1,876)	(6)%
Research and development	12,964	12,201	763	6%	39,454	35,098	4,356	12%
Total operating expenses	$35,858	$41,466	$(5,608)	(14)%	$115,089	$120,694	$(5,605)	(5)%

Selling and marketing expenses. The three month decrease in sales and marketing expenses was attributable to a decrease of $3.0 million in personnel costs, which included a decrease of $3.1 million in noncash share-based compensation expense primarily related to the forfeiture of certain performance shares associated with the change in employment status of our former Chief Operating Officer and a $0.9 million decrease in sales commissions, primarily as a result of an increase in capitalizing sales commissions and longer amortization periods due to our transition to cloud-first strategy. The decrease in personnel costs was partially offset by a $1.0 million increase in severance expense associated with the change in employment status of our former Chief Operating Officer. The remaining decrease of $3.0 million was attributable to a $1.6 million decrease related to the timing of certain sales and marketing events, a $0.9 million decrease in intangible amortization expense, and a $0.5 million decrease in travel expenses.

The nine month decrease in sales and marketing expenses was attributable to a decrease of $4.1 million in personnel costs, which included a decrease of $4.0 million in noncash share-based compensation expense primarily related to the forfeiture of certain performance shares associated with the change in employment status of our former Chief Operating Officer and a $2.6 million decrease in sales commissions due to an increase in capitalizing sales commissions and longer amortization periods due to our transition to cloud-first strategy. The decrease in personnel costs was partially offset by a $1.5 million increase in other personnel cost and a $1.0 million increase in severance expense associated with the change in employment status of our former Chief Operating Officer. The remaining decrease of $4.0 million was attributable to a $1.6 million decrease related to the timing of certain sales and marketing events, a $1.2 million decrease in intangible amortization expense, a $1.0 million decrease in travel expenses, and a $0.2 million decrease in other overhead expenses.

General and administrative expenses. The three month decrease in general and administrative expenses was primarily attributable to a $1.1 million decrease in non-personnel costs, including bad debt expense, legal and other overhead expenses, partially offset by an increase of $0.7 million in contract labor and other personnel costs.

The nine month decrease in general and administrative expenses was primarily attributable to a $1.4 million decrease in non-personnel costs, including bad debt expense, legal, travel and other overhead expenses. The decrease also included a $0.5 million decrease in personnel cost, primarily due to the acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer, partially offset by a $0.6 million of increase in contract labor and other personnel costs.

Research and development expenses. The three and nine month increase in research and development expenses was primarily attributable to an increase of $0.8 million and $3.7 million, respectively, in personnel cost as a result of an increase in headcount to support our current and future product development and growth objectives, and an increase of zero and $0.7 million, respectively, of non-personnel cost and related overhead expenses associated with our higher personnel cost.

Other expense, net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Convertible debt interest and amortization	$(2,339)	$(2,234)	$(105)	5%	$(6,943)	$(6,642)	$(301)	5%
Other expense, net	$(26)	$(152)	$126	(83)%	$(139)	$(571)	$432	(76)%

Convertible debt interest and amortization. The convertible debt expense for the three and nine months ended September 30, 2016 and 2015 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other expense, net. Other expense, net decreased by $0.1 million and $0.4 million, respectively, during the three and nine months ended September 30, 2016, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Income tax provision (benefit):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Effective tax rate	(1)%	—%	n/a	n/a	(1)%	(1)%	n/a	n/a
Income tax provision (benefit)	$227	$(70)	$297	(424)%	$490	$410	$80	20%

Income tax provision (benefit). The tax provision of $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2016 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1)% for both the three and nine months ended September 30, 2016, and 0% and (1)% for the three and nine months ended September 30, 2015, respectively. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and the limitation on deductibility of certain officers’ compensation. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1)% taxes for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015 are due to foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on our deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Liquidity and Capital Resources

At September 30, 2016, we had $95.2 million of cash and cash equivalents and $89.6 million of working capital as compared to $161.8 million of cash and cash equivalents and $124.6 million of working capital at December 31, 2015. In addition, we had $51.0 million of short-term investments as of September 30, 2016 and $2.5 million of short-term investments as of December 31, 2015.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our Revolver. In December 2014, we issued the Senior Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash (used in) provided by operating activities	$(7,159)	$6,804
Net cash used in investing activities	(55,527)	(27,565)
Net cash used in financing activities	(3,930)	(5,618)
Cash and cash equivalents (beginning of period)	161,770	161,019
Cash and cash equivalents (end of period)	$95,208	$134,948

Net cash (used in) provided by operating activities. The $14.0 million increase in net cash used in operating activities was primarily due to an $8.6 million increase in net loss driven by our transition to a cloud-first strategy, a $6.9 million decrease in noncash share-based compensation expense, partially offset by the net impact of working capital changes during the period.

Net cash used in investing activities. The $28.0 million increase in net cash used in investing activities was primarily due to a $26.0 million increase of net purchases of short-term investments during the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, purchases of property and equipment primarily for infrastructure to support our current and anticipated future subscription customer base increased by $1.7 million and capitalized internal-use software increased by $0.3 million in the nine months ended September 30, 2016 as compared to the same period in 2015.

We expect to continue our investing activities, including property and equipment for infrastructure to support our anticipated future subscription customer base.

Net cash used in financing activities. The decrease of $1.7 million in net cash used in financing activities was primarily the result of a $1.3 million payment in 2015 of contingent consideration related to the PROS France acquisition, together with a decrease of $0.4 million in debt issuance costs for the convertible debt.

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

Credit facility

In July 2012, we entered into the Revolver. There were no outstanding borrowings under the Revolver as of September 30, 2016. As of September 30, 2016, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2016 and 2015, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2016 would result in a loss of approximately $0.1 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and nine months ended September 30, 2016 by approximately $0.3 million and $0.8 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland and Australia. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2016, the Company had no borrowings under the Revolver.

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

As of September 30, 2016, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2016. Based on our evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, concluded that there have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as described in our Quarterly Report on Form 10-Q for the three month period ended June 30, 2016, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2016, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

10.1	Fifth Amendment to the Office Lease, dated June 9, 2016, by and between PROS, Inc. and Houston Community College System.		8-K		6/14/2016

10.2+	General Release, dated as of August 1, 2016, by and between PROS, Inc. and D. Blair Crump.		8-K		8/2/2016

10.3+	Form of Performance Restricted Stock Unit Agreement		8-K		9/12/2016

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Indicated management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

November 1, 2016	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 1, 2016	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)