Form 10-K
period 2016-12-31
PROS Holdings, Inc.
filed 2017-02-15
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $357.7 million as of June 30, 2016 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of February 9, 2017, there were outstanding 30,877,466 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2016 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2016

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
Part I
Item 1. Business
Overview

PROS is a revenue and profit realization company that helps customers realize their potential through the blend of simplicity and data science. PROS offers solutions to help accelerate sales, formulate winning pricing strategies and align product, demand and availability. PROS revenue and profit realization solutions are designed to allow customers to experience meaningful revenue growth, sustained profitability and modernized business processes. We also provide professional services to implement our software solutions. We have completed over 900 implementations of our solutions in more than 55 countries and our customers benefit from 30 years of accumulated knowledge and data science infused into our purpose-built industry solutions.

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

Our Industry

Data-driven decision making is an important driver of business performance. Intense global competition, market volatility and rising costs put pressure on companies to simultaneously drive top-line and bottom-line results. In response to these pressures, we believe companies are increasingly focused on software solutions that leverage prescriptive analytics to accelerate the process of converting prospects to customers using data science-based decision-making technology. We also believe that market forces, including increasingly complex business models, uncertain demand for products and services, volatile costs, and exponentially increasing enterprise and market data, will accelerate the demand for software solutions that align critical sales, pricing and revenue management processes to help increase visibility, business agility and customer engagement. We believe the market for solutions that address the needs for companies to improve top-line and bottom-line financial results simultaneously is a large and growing opportunity that spans most major industries.

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

We primarily offer our solutions as Software-as-a-Service ("SaaS"). Our subscription services enable our customers to implement, access and use our software on the PROS cloud via an internet connection. We believe our cloud solutions allow our customers to reduce their initial investment in third-party software, hardware, and administration requirements over traditional enterprise software, and also allow smaller customers to cost-effectively leverage our enterprise class infrastructure, infrastructure management, security and other best practices. In addition, as we manage all product updates and upgrades of software deployed on the PROS cloud on behalf of our customers, we are able to provide our customers with our latest product innovations in a more uniform way. Over time, we expect that this model will require us to support fewer old versions of our software solutions, which would allow our product development team to focus more effort on creating innovative enhancements to our existing products and developing new products. We offer both single-tenant and multi-tenant solutions under our SaaS model generally via three year subscriptions with pricing generally based on the number of users, data volume and revenue managed by our software.

Before 2016, we primarily offered perpetual license solutions to our customers. For perpetual licenses, our customers received the perpetual right to use our software. Our license agreements provide customers with the right to use licensed solutions within a specific license scope, including but not limited to revenue, geography, users, and business unit. The vast majority of our software license customers also purchased software maintenance and support, generally for an initial period of two years, then annual renewals thereafter. Software maintenance and support include unspecified software updates and enhancements on a when-and-if-available basis, maintenance releases, and patches released during the term of the support period.

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

PROS revenue and profit realization software solutions enable companies across the many industries that we service to improve top-line and bottom-line financial results simultaneously by aligning sales, pricing, product, demand and availability. Our cloud solutions for revenue and profit realization include SellingPRO, PricingPRO and RevenuePRO.

Solutions for Selling

Our SellingPRO solutions are comprised of a broad set of configuration, quoting and eCommerce capabilities with data science-driven, actionable insights to deliver sales proposals through prescriptive selling actions, pricing and offer guidance designed to convert more of the right deals at the right price, and with greater speed, accuracy, scale and consistency across all of the customers sales channels. SellingPRO includes the following editions:

•
SellingPRO Deal Desk edition provides deal analytics to a customer's sales team to quickly analyze a large volume of complex opportunities and instantly create proposals with prescriptive products, services, terms and pricing. SellingPRO Deal Desk edition also simplifies deal approval processes and accelerates responsiveness by automating quote generation and approval workflows.

•
SellingPRO Smart CPQ edition integrates PROS data science-driven price guidance with a customer's existing CRM solution to enable sales teams to quickly create accurate and highly-customized offers for each customer.

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

Solutions for Revenue Management

PROS revenue management solutions are a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, designed to drive revenue and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These big data solutions provide businesses the tools and processes to help maximize revenue and profitability; quickly adapt to changing market conditions and business objectives; differentiate customers by market and sales channel; effectively conduct real-time negotiations; monitor pricing and revenue management performance; and increase customer loyalty by providing the right products and services to the right customer at the right time. Our RevenuePRO suite of products include the following solutions:

•	PROS Revenue Management manages passenger demand with either leg- or segment-based revenue management.

•	PROS O&D™ manages passenger demand with passenger name record (PNR), based revenue management.

•	PROS Real-Time Dynamic Pricing™ determines optimal availability based on real-time evaluations.

•	PROS PAV provides real-time availability and pricing to distribution channels, and keeps rules, fares and other data synchronized and deployable across multiple data centers.

•	PROS Group Sales Optimizer manages the Airline Group booking process by determining optimal Group availability and pricing.

•	PROS Analytics for Airlines identifies hidden revenue opportunities.

•	PROS Network Revenue Planning delivers network-oriented fare class segmentation.

•	PROS Cruise Pricing and Revenue Management allows customers to understand their consumers price sensitivities, track competitor behavior, and quickly set prices and availability.

•	PROS Hotel Revenue Management helps customers simplify, accelerate and improve pricing decision making.

Technology

Software Architecture.  Our software architecture is based on open standards such as Java, HTML5, JavaScript, XML, and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.

Micro-services Architecture.  A comprehensive web services interface is at the heart of our architecture. This interface enables extension onto other platforms and the creation of rich integrated solutions. It is also the foundation of our initiative to bring our solutions to the enterprise software and devices that many businesses are already using.

Embedded Science.  Our robust science-based capabilities such as forecasting, optimization, segmentation, and price guidance allow us to leverage the deep expertise and research of our science and research group in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes.

Configuration vs. Custom Coding. Our solutions can be configured to meet each customer's business needs through configuration rather than custom code.  The configuration capabilities define both a business layer (including definition of user workflows, executive dashboards, analytics views, calculations, approval processes and alerts), as well as a data layer that permits configuration of data structures, including hierarchical dimensions, pricing levels and measures. Much of the configuration can be performed by a business user without information technology personnel involvement. We maintain configurations allowing our customers to use the latest version of our solutions.

Scalability.  We leverage modern big data technologies such as MapReduce and Hadoop®, NoSQL databases such as Cassandra and MongoDB®, and in-memory and column-oriented data stores to scale to large data volumes and high user request rates. The scalability of our software solutions has been tested and validated in conjunction with third-party vendors.

Data Integration.  The data needed to execute and optimize sales, quoting, pricing, rebate and revenue management functionality typically resides in multiple sources, such as a company's enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), reservations and inventory systems, and/or industry-specific transaction systems.  In addition, productivity tools such as spreadsheets and external market data sources are common. Our data integration capabilities utilize web services and file-based data interfacing to bring data from disparate sources together into a single cohesive database, both in real time and through scheduled batch tasks. We also provide certified content for integration with SAP as well as integration development services using industry standard tools.

User Interface.  Our technology provides a rich, browser-based interface that supports both local and remote users. This interface supports a wide variety of interactive charts and other data views, and provides a comprehensive data security model based on user role and scope of responsibility. We also offer capabilities for multiple mobile devices, tablet, CRM systems, and client applications.

Cloud Infrastructure. Our SaaS solutions are fully architected, scaled and managed by PROS to meet enterprise-class data demands. We currently deliver our solutions from enterprise cloud computing platform providers, including Microsoft Azure, as well as from secure co-location data centers operated by third parties. Our infrastructure is designed to achieve high levels of security, scalability, performance and availability. We provide a highly secure computing environment as well as high application availability.
Professional Services

We provide software-related professional services, including implementation and configuration services, consulting and training.

Implementation and Configuration

Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries.

Our professional services team works closely with our customers to develop an integrated project plan to help them accelerate time to value. Pursuant to these plans, we provide configuration services related to our solutions. We also assist customers in loading and validating data and supporting organizational activities to assist our customers’ transition from awareness of their pricing challenges to adoption of pricing excellence best practices.  In addition to our own internal professional services team, we also work with a team of globally diverse partners who have been certified to implement our software.

Strategic Services

Our strategic services include discovery and insight consulting to analyze a customer’s current pricing processes and data, identifying and prioritizing specific high-value pricing opportunities, and recommending pricing best practices and strategic pricing services. We also offer change management, pricing process redesign, pricing organizational design, opportunity assessment and performance management consulting. These strategic services enhance our partnerships with our customers and help them achieve their specific pricing goals.
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
Maintenance and Support

We offer ongoing maintenance and support services for our software solutions using a global model to support our customers across major geographies. Maintenance enrollment entitles a customer to solicit support through a web-based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assists customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance fees are an important source of recurring revenue, and we invest significant resources in providing these services. Revenue from maintenance and support services comprised 45%, 38%, and 29% of our total revenue in 2016, 2015 and 2014, respectively. We expect our maintenance revenue growth will decrease as a result of customers licensing less of our software as we shift to a cloud strategy.
Subscription Services

Our subscription services generally provide customers access to our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis and allow our customers to benefit from our latest cloud solutions, reduce infrastructure, installation, and ongoing administration requirements. We historically also offered cloud-based services to allow existing customers who previously purchased licenses to our software to have access to that software within a cloud-based IT environment that we manage to allow those customers to reduce infrastructure and ongoing administration requirements as an alternative to their on-premise deployment of our software. We generally offer these services via three-year contracts with pricing based on the data volumes and service levels requested.

Customers

We sell our software solutions to customers across many industries, including manufacturing, distribution, services and travel industries, including automotive and industrial, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare and high tech. Our customers are generally large global enterprises, although we also have customers that are much smaller in scope of operations. In each of 2016, 2015 and 2014, we had no single customer that accounted for 10% or more of revenue.

Sales and Marketing

We sell and market our software solutions primarily through our direct global sales force and indirectly through resellers and systems integrators. Our sales force is organized by our target markets of the manufacturing, distribution, services and travel industries, including automotive and industrial, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare and high tech. Our sales force is responsible for the worldwide sale of our solutions to new and existing customers, and works in concert with our solutions personnel for selling and providing solution demonstrations to new customers.

Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our solutions. We host conferences for sales, pricing, and revenue management professionals, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations.

International Operations

We are a global company that conducts sales, sales support, professional services, product development and support, and marketing around the world. Our headquarters are located in Houston, Texas, and, as of December 31, 2016, we also have offices in London, England; Dublin, Ireland; Paris, France; Toulouse, France; Munich, Germany; Frankfurt, Germany; Sydney, Australia; San Francisco, California; Skokie, Illinois; and Austin, Texas. We conduct development activities predominantly in France and the U.S., and also utilize third-party contractors in Bolivia, Colombia and India. We plan to continue to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 63%, 62%, and 56% of our total revenue came from customers outside the U.S. for the years ended December 31, 2016, 2015 and 2014, respectively. Our business, financial condition and results of operations could be adversely impacted by factors, including currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 16 of the Notes to the Consolidated Financial Statements.

Seasonality

Historically, we have experienced a higher volume of transactions in the quarter ended December 31, which is our fourth fiscal quarter, and to a lesser extent, during other fiscal quarters. However, our transition to cloud strategy has moderated, and may continue to moderate our historical seasonality trends.

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
We compete with a number of larger and smaller companies. Most of our competitors compete against individual products of ours, rather than at a strategic level across multiple products. For example, Vendavo and Zilliant compete against the pricing portion of our revenue and profit realization solutions. Others, such as Apptus, Oracle (through its acquisition of Big Machines), and Salesforce.com (through its acquisition of SteelBrick) compete against the quoting portion of our revenue and profit realization solutions. Yet others, such as Sabre Airline Solutions, Amadeus and AirRM compete against a portion of our revenue management solutions in the airline industry. Several large enterprise application providers, such as JDA Software, Oracle and SAP, have developed offerings that include limited pricing and revenue management functionality. Our solutions also compete with solutions developed internally by businesses. These businesses generally rely on a combination of manual processes, external consultants, spreadsheets and internally-developed software tools.
We believe these competitors do not provide all of the functionality needed to support an organization interested in optimizing sales growth through data science-driven pricing, quoting and revenue management. In the past, some of these vendors have competed on price and by bundling their pricing and revenue management applications with other enterprise applications, and this may continue into the future. We believe that we distinguish ourselves from these vendors through the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value science-based optimization software to our global customer base across multiple industries. In the future, we believe our competition will increase as more companies move into our market segment and as we expand into adjacent market segments.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. Due to the rapidly changing nature of applicable technologies and current limitations in U.S. patent law, we believe that for the improvement of existing solutions and development of new solutions, reliance upon trade secrets and unpatented proprietary know-how are generally more advantageous for us than patent and trademark protection. We also rely on a combination of trade secrets, confidentiality procedures, contractual provisions, patents, trademarks, copyrights and other similar measures to protect our proprietary information.

Research and Development

We believe our innovation with respect to our software solutions is the foundation of our business and accordingly have made substantial investments in research and development for the enhancement of existing products and services and the development of new products and services. We also believe that our long-term investment in the scientific analysis of pricing and revenue management differentiates us from our competitors. We are committed to developing high-value, science-based sales, pricing, and revenue management software solutions as evidenced by our continued investment in research and development. In fiscal 2016, 2015 and 2014, we incurred expenses of $52.8 million, $46.8 million and $43.2 million, respectively, in research and development to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in the U.S. and to a lesser extent in France.

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

Employees

As of December 31, 2016, we had 1,018 full-time personnel, which included 847 employees and 171 outsourced personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on June 20, 2016.

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

Risks relating to our business and industry

Our cloud strategy and new offerings bring new business and operational risks.

We shifted to a cloud strategy in 2015. This focus includes continuing to introduce new products and technology initiatives in the area of cloud computing, including our subscription services. Our subscription services provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. Our SaaS revenue may not be significant in the future despite our investment, and our internal development and customer support teams may find it difficult or costly to support both traditional software installed by customers and software delivered as a service. Our existing customers may have invested substantial personnel and financial resources in legacy software, and may be reluctant or unwilling to use a cloud-based solution. In addition, since our SaaS customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew, delay or withhold payment to us, we could lose future sales, or customers may make other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

We are experiencing reduced revenues and corresponding cash flow without a corresponding decrease in expenses as a result of our cloud strategy, which may continue for longer than we expect.

We expect our expenses to substantially exceed our revenues and cash flow in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, security and cloud operations. In addition, we expect our cloud strategy to impact our historical revenue model as our shift from providing our software predominantly via licenses to subscriptions has impacted, and may continue to impact, our near-term revenue and cash flows. Our cloud strategy may also give rise to other risks that could harm our business, including:

•
although we intend to continue to support our perpetual license customers, our emphasis on a cloud strategy may raise concerns among our installed perpetual license customer base and lead to the loss of customers;

•	new or existing customers may be reluctant to migrate to a cloud-based solution due to the cost, security or privacy concerns associated with our solutions or cloud applications;

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations;

•
if we experience a security incident, disruption in delivery, or other problems related to our SaaS and cloud-based solutions, we could lose customers, be found liable for damages, and incur other losses;

•	the enterprise cloud computing market is less mature as the market for on-premise enterprise software, and may not be as broadly accepted as on-premise software in the enterprise market; and

•	our sales cycles may be delayed if we need to educate customers about the benefits of our cloud solutions, including security and privacy.

Our ability to return to profitability depends on our ability to: drive more subscription sales, develop enhancements to our existing products and develop new products, successfully execute our marketing and sales strategies, appropriately manage our expenses, build our sales and marketing and product development organizations, enter into and maintain beneficial channel relationships, and identify or acquire companies or assets at attractive valuations. If we are not able to execute on these actions and grow our revenue and corresponding cash flows to offset these expected costs, our business may not grow as we anticipate, our operating results could be adversely affected, we may continue to incur net losses, on a GAAP basis, in the future. Additionally, operating margins on our cloud-only products may be lower than those we have achieved on our more mature products, and our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our data or our IT systems, our solutions may be perceived as not being secure, customers may curtail or stop using our solutions and/or we may incur significant legal and financial exposure and liabilities.

Our solutions and services involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information. Despite the implementation of security measures and third-party security attestations, these systems may still be vulnerable to data theft, computer viruses, malicious software programs, programming errors, attacks by third parties or similar disruptive problems, and could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Because the techniques used to compromise systems change frequently and may not be recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, the costs to prevent, eliminate or alleviate security vulnerabilities, computer viruses, malicious software programs, and other attacks by third parties are significant. Our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. We cannot predict the extent, frequency or impact of these problems on us. Any security breach could result in a loss of confidence in the security of our solutions and services, damage our reputation, negatively impact our future sales, disrupt our business, increase our information security costs, and lead to indemnity obligations, legal liability and other costs.
We depend on third-party data centers and other unrelated service providers and any disruption in these operations could impair the delivery of our service and negatively affect the market for our cloud solutions.

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to security incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service.
    In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Any interruptions or delays in these hosted services, or security or privacy breaches, could damage our reputation, negatively impact our future sales, disrupt our business, and lead to legal liability and other costs.
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

The market for our products is competitive, and we expect competition to continue to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we compete with sales enablement, configure-price-quote and to a lesser extent, rebate management software. Large companies in these spaces may have advantages over us because of their greater brand name recognition, larger customer bases, broader product portfolios, larger distribution channels, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

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

We derive most of our revenue from providing our solutions for selling, pricing and revenue management, implementation services and ongoing customer support. The sales and pricing market is evolving rapidly, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success would depend on the willingness of businesses to use sales and pricing software in the manufacturing, distribution, services industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel.

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

While our sales cycle times improved in 2016 relative to our historical average, our sales cycle may take several months to over a year. To sell our solutions successfully and obtain an executed contract, we often have to educate our potential customers about the benefits of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control. These factors include the customer’s requirements, the level of competition we face for that customer’s business, and the customer's internal approval processes. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Furthermore, a delay in our ability to obtain a signed agreement or to complete certain contract requirements in a particular quarter could materially reduce our revenue or bookings in that quarter. Any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could also have a material adverse effect on our business, financial condition and results of operations.
Failure to sustain our historical maintenance, support and subscription renewal rates and pricing would adversely affect our future revenue and operating results.

Maintenance and support agreements are typically for a term of two years, and subscription agreements are typically for a term of three years.  Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 45%, 38% and 29% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Subscription revenue has represented approximately 25%, 17% and 13% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

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

If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.

Any downturn in sales to our target markets could adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in the manufacturing, distribution, services, and travel industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions may achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:

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

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contributes to our success, and our business may be harmed. We invest substantial time and resources in building and maintaining our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

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

In December 2014, we issued $143.8 million aggregate principal amount of 2.0% convertible senior notes (the "Senior Notes") due December 1, 2019, unless earlier purchased or converted. Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015. Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes, and a portion of our cash flows from operations may have to be dedicated to repaying the principal beginning in 2019 or earlier if necessary.
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

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Securities and Exchange Commission ("SEC") and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance, in particular those related to revenue recognition, can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

The Financial Accounting Standards Board ("FASB") is currently working with the International Accounting Standards Board ("IASB") to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in

May 2014 – Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" – that supersedes nearly all existing GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

In addition, the SEC may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. Changes in accounting principles from GAAP to IFRS, or to converged accounting principles, may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.

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
The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents that may be issued to us or to others. Our patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
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

International operations are subject to risks associated with operating outside of the U.S. We may not be able to maintain or increase international market demand for our solutions. For the years ended December 31, 2016, 2015 and 2014, approximately 63%, 62% and 56% of our total revenue, respectively, was derived from outside the U.S. We have customers in over 55 countries, and have operations in the United Kingdom, France, Germany and Australia (through wholly-owned subsidiaries). The financial impact of our international operations to our overall business has been insignificant to date, but we expect our international operations to continue to grow.

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

•
differing labor and employment regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the U.S., including hourly wage and overtime regulations and employee termination restrictions or related costs;

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

Catastrophic events may disrupt our operations.
Our headquarters are located in Houston, Texas, from which we base our operations, and we conduct business in other domestic and international locations.  We also rely on our network and third-party infrastructure and enterprise applications for our sales, marketing, development, operational support, and hosted services. Although we have contingency and business continuity plans in effect for natural disasters or other catastrophic events (including terrorist attacks, power loss, telecommunications failure, cyber-attacks and hurricanes), these events could disrupt our operations. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security, and losses of critical data, all of which could have an adverse effect on our operating results.
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
Risks relating to ownership of our common stock and the Senior Notes
Market volatility may affect our stock price and the value of your investment.
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
Our directors and executive officers collectively control approximately 16% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, Riverbridge Partners, Champlain Investment Partners, Morgan Stanley, BlackRock, D.F. Dent & Company, and Cadian Capital Management, control approximately 67% of our issued and outstanding common shares. As a result, these stockholders could influence matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if such change of control would be beneficial to you as a stockholder, and could affect the market price of our shares if there is a sale by this group of stockholders.
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
In May 2008, FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Senior Notes to their face amount over the term of the Senior Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Senior Notes. In addition, under certain circumstances, convertible debt instruments (such as the Senior Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Senior Notes, then our diluted earnings per share would be adversely affected.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 98,000 square feet of office space. As of December 31, 2016, we also lease smaller regional offices in London, England; Dublin, Ireland; Paris, France; Toulouse, France; Munich, Germany; Frankfurt, Germany; Sydney, Australia; San Francisco, California; Skokie, Illinois; and Austin, Texas. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range of Common Stock
	Low	High
Year ended December 31, 2016
First Quarter	$9.28	$22.20
Second Quarter	$10.74	$17.53
Third Quarter	$17.06	$22.79
Fourth Quarter	$20.76	$25.55
Year ended December 31, 2015
First Quarter	$23.01	$27.12
Second Quarter	$18.03	$27.15
Third Quarter	$20.46	$24.58
Fourth Quarter	$20.60	$25.11
On February 9, 2017 there were 59 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2011, and ending December 31, 2016. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2011, in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
PRO	$122.92	$268.15	$184.68	$154.84	$144.62
S&P 500	$113.41	$146.98	$163.72	$162.53	$178.02
Russell 2000 Index	$114.63	$157.05	$162.60	$153.31	$183.17
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
During 2016, we did not make any purchases of our common stock under this program. As of December 31, 2016, $10.0 million remains available under the stock repurchase program.
Recent sales of unregistered securities
There were no unregistered sales of equity securities for the year ended December 31, 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Selected consolidated statement of operations data:
Total revenue	$153,276	$168,246	$185,829	$144,837	$117,791
Gross profit	89,923	106,836	127,743	101,702	84,006
(Loss) Income from operations	(65,398)	(55,497)	(22,407)	3,538	8,180
Net (loss) income	(75,225)	(65,811)	(37,551)	3,446	4,966
Net (loss) income attributable to common stockholders	$(75,225)	$(65,811)	$(36,644)	$3,446	$4,966
Net (loss) income attributable to common stockholders per share:
Basic	(2.47)	(2.23)	(1.27)	0.12	0.18
Diluted	(2.47)	(2.23)	(1.27)	0.11	0.17
Weighted average number of shares:
Basic	30,395	29,578	28,915	28,004	27,366
Diluted	30,395	29,578	28,915	30,114	28,420
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$118,039	$161,770	$161,019	$44,688	$83,558
Working capital	76,936	124,571	151,903	72,127	72,950
Total assets	227,654	263,211	300,125	179,828	146,479
Long-term obligations	134,327	121,443	112,740	3,523	3,334
Total stockholders’ equity	$(3,394)	$55,414	$98,999	$111,303	$88,669

Item 7. Management’s discussion and analysis of financial condition and results of operations
Overview

PROS is a revenue and profit realization company that helps customers realize their potential through the blend of simplicity and data science. PROS offers solutions to help accelerate sales, formulate winning pricing strategies and align product, demand and availability. PROS revenue and profit realization solutions are designed to allow customers to experience meaningful revenue growth, sustained profitability and modernized business processes.

2016 Executive Summary

In 2016, we reached several key milestones in our cloud transformation efforts while continuing to enable our customers to leverage our data science driven solutions to help them compete in modern commerce. In the second quarter of 2015, we began the shift from primarily offering perpetual licenses of our solutions to a subscription based solutions and made substantial progress in 2016, including the following notable items:

•	subscription revenue increased 31% in 2016 over 2015;

•	our recurring revenue, which consists of maintenance and subscription revenue, grew by 15% over 2015;

•	annualized Recurring Revenue of $122.2 million as of December 31, 2016, up 24% year-over-year;

•	we expanded our global data center footprint from four to eleven, including the first Microsoft Azure deployment of PROS Real-Time Dynamic Pricing™ solution for airlines; and

•	we introduced new features and innovations such as data science driven cross-sell recommendations, opportunity detection, offer personalization, and cloud analytics.

Annualized Recurring Revenue ("ARR") is one of our key performance metrics to assess the health and trajectory of our overall business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as the annualized contracted recurring revenue from subscription and maintenance contracts. Contracted revenue from perpetual licenses, term licenses and service agreements are not included within our ARR metric. Total ARR as of December 31, 2016 was $122.2 million, up from $98.2 million as of December 31, 2015, an increase of 24%.

Cash used in operating activities was $14.3 million for the year ended December 31, 2016, as compared to $15.5 million of cash provided by operating activities for the year ended December 31, 2015, primarily due to our recent transition to a cloud strategy as on-premise software sales were replaced with annual subscription services. We expect our operating activities to provide cash in future years as we accumulate more annual subscription accounts.
Free cash flow is another key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow use for the year ended December 31, 2016 was $24.3 million, compared to free cash flow provided of $8.5 million for the year ended December 31, 2015. The change year over year was principally due to our cloud transition. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash (used in) provided by operating activities:

	Year Ended December 31,
	2016	2015
Net cash (used in) provided by operating activities	$(14,345)	$15,532
Purchase of property and equipment	(7,241)	(6,794)
Purchase of intangible asset	(1,625)	—
Capitalized internal-use software development costs	(1,048)	(233)
Free Cash Flow	$(24,259)	$8,505

Financial Performance Summary

Total revenue for the year ended December 31, 2016, decreased approximately $15.0 million to $153.3 million from $168.2 million for the year ended December 31, 2015, representing a 9% decrease. This decrease in total revenue was primarily attributable to a decrease in license revenue, which was expected as we transitioned our business toward our subscription services.

Total recurring revenue, which is comprised of our subscription and maintenance revenue, was $106.7 million for the year ended December 31, 2016 as compared to $92.7 million for the year ended December 31, 2015, an increase of approximately $14.1 million, or 15%, as a result of our transition toward our subscription services.

Total deferred revenue was $79.7 million as of December 31, 2016, as compared to $65.3 million as of December 31, 2015, an increase of $14.4 million, or 22%, primarily due to an increase in our subscription deferred revenue. Recurring deferred revenue, which includes both subscription and maintenance deferred revenue, was $61.7 million as of December 31, 2016 and increased 31% as compared to December 31, 2015.

Revenue by geography
The following geographic information is presented for the years ended December 31, 2016, 2015 and 2014. PROS categorizes geographic revenues based on the location of our customer’s headquarters.

	Year Ended December 31,
	2016		2015		2014
	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$56,774	37%	$63,754	38%	$82,086	44%
Europe	44,655	29%	47,514	28%	45,987	25%
The rest of the world	51,847	34%	56,978	34%	57,756	31%
Total revenue	$153,276	100%	$168,246	100%	$185,829	100%

Acquisitions

Acquisitions are an element of our long-term corporate strategy. We believe future acquisitions could strengthen our competitive position, enhance the products and services that we can offer to customers, expand our customer base, grow our revenues and increase our overall value.

In October 2013, we entered into a tender offer agreement with Cameleon Software SA (now PROS France SAS, or "PROS France", but referred to in this paragraph as "Cameleon"). As a result of shares purchased in the market following the completion of the tender in January 2014, the exercise of warrants in July 2014, and second tender completed in November 2014, we controlled 100% of Cameleon's common stock as of December 31, 2014. We acquired Cameleon for total cash consideration of approximately $32 million, net of cash acquired.

Financing activities

In December 2014, we issued $143.8 million in aggregate principal amount of 2.0% convertible Senior Notes due December 1, 2019, unless earlier purchased or converted. Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015.

Backlog

As a result of our cloud strategy we primarily sign multiple-year subscription contracts for our applications. The timing of our invoices to each customer is a negotiated term and varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancellable backlog.

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
We had backlog of approximately $251 million as of December 31, 2016 as compared to backlog of approximately $209 million as of December 31, 2015. The portion of our backlog as of December 31, 2016 not reasonably expected to be recognized as revenue within the next twelve months is estimated to be approximately $116 million.
Opportunities, trends and uncertainties
We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through future investments in sales and marketing and cloud support and infrastructure. These investments will increase our costs on an absolute basis in the near-term.

•
In 2016, we sold more subscription-based solutions such as SaaS and subscription cloud-based solutions, and a lower percentage of perpetual licenses. We expect this trend to continue as part of our cloud strategy. Following our cloud strategy announced in 2015, the increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue and deferred more of our revenue recognition to later periods than we have experienced historically.

•
In 2016, we experienced less variability in customer demand from quarter to quarter. By comparison, we historically experienced the strongest customer demand in fourth and second quarters of each year. The size and timing of orders for our products and services vary considerably, which can cause significant fluctuations in our bookings from quarter to quarter. Due to our large average deal sizes, our bookings in any particular quarter have in the past, and may continue in the future, to be dependent on a relatively small number of contracts. The timing of our bookings also varies based on a number of factors over which we may have little or no control, including the complexity of the transaction, our customers' internal budgeting and approval processes, our customers' purchasing behaviors and the level of competition.

•
In June 2016, voters in the United Kingdom approved a referendum to exit the European Union, and in November 2016, voters in the U.S. elected a new president. Each of these events created uncertainty regarding the economic, regulatory and social implications for the U.S., the United Kingdom, the European Union and the world in general. In addition, during 2016, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system experienced numerous ongoing geopolitical issues around the globe. During times of uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness by customers. Certain foreign countries continue to face significant economic, political and social crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2017, particularly in the U.S. and Europe. These changes, and other effects we cannot anticipate, may negatively impact our business, business operations, results of operations, financial condition and cash flows. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

•
Our income tax rates vary from the federal and state statutory rates due to the valuation allowances on our deferred tax assets and foreign withholding taxes; changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; differences in accounting and tax treatment of our equity-based compensation and the tax effects of purchase accounting for acquisitions. We expect this fluctuation in income tax rates to continue as well as its potential impact on our results of operations.

Description of Key Components of our Operating Results
Revenue

We derive our revenues primarily from the sale of subscription services, professional services, perpetual licenses of our software products and the associated software maintenance and support services. In 2016, we focused our sales and marketing efforts towards the sale of subscription services that do not require customers to host our solutions in their own data centers.

Subscription services. Subscription services fees are generally recognized ratably as revenue over the customer contract term. Our subscription contracts typically have a term of three to five years and are non-cancellable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not yet been invoiced represent backlog and are not reflected in our consolidated financial statements.

For our subscription services that include professional services, we evaluate the nature and scope to determine if the professional services have stand-alone value. If we determine the professional services have standalone value, the subscription services are accounted for separately from the professional services and the subscription services revenue recognition commences when the customer has access to the application. If we determine the professional services do not have standalone value, we treat the transaction as a single element, the subscription services and professional services revenue is deferred until the customer commences use of the subscription services, and recognized over the remaining term of the arrangement.

Maintenance and support. Maintenance and support revenue includes post-implementation customer support provided to our customers who purchased perpetual software licenses and the right to unspecified software updates and enhancements on a when-and-if-available basis. We recognize revenue from maintenance and support arrangements ratably over the period in which the services are provided.

License. We derive our license revenue from the sale of perpetual licenses. License revenue is recognized either upon software delivery or together with the professional services over time using the percentage-of-completion method or completed contract method.

Professional services. Professional services revenues are generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis.

For our subscription services that include professional services, we evaluate the nature and scope to determine whether the professional services have standalone value. Professional services deemed to have standalone value are accounted for separately from subscription services and typically recognized as the services are performed. If we determine the professional services do not have standalone value, we treat the transaction as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.

For software license arrangements that include professional services, we determine whether the professional services are considered essential to the functionality of the software. For professional services considered essential to the functionality of the software, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method.
Cost of revenue

Cost of subscription. Cost of subscription includes those costs related to supporting our subscription services, principally (a) personnel costs, which include our employees, third-party contractors and noncash share-based compensation expense, (b) expenses related to operating our cloud infrastructure, (c) amortization of capitalized software for internal use, and (d) an allocation of depreciation, amortization of intangibles, facilities and IT support costs, including data center costs, and other costs incurred in providing subscription services to our customers.

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

Cost of services. Cost of services includes those costs related to professional services and implementation of our solutions, principally (a) personnel costs, which include our employees and employee benefits, third-party contractors and noncash share-based compensation expense, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, and (c) an allocation of depreciation, facilities and information technology ("IT") support costs and other costs incurred in providing professional services to our customers. Cost of providing professional services may vary from quarter to quarter depending on a number of factors, including the amount of professional services required to implement and configure our solutions.
Operating expenses

Selling and marketing. Selling and marketing expenses principally consist of (a) personnel costs, which include our employees and employee benefits, third-party contractors, sales commissions related to selling and marketing personnel and noncash share-based compensation expense (b) sales and marketing programs such as lead generation programs, company awareness programs, conferences, hosting and participation in industry trade shows, and other sales and marketing programs, (c) travel and other out-of-pocket expenses, (d) amortization expenses associated with acquired intangible assets, and (e) an allocation of depreciation, facilities and IT support costs and other costs.

General and administrative. General and administrative expenses consist primarily of expenditures for executive, accounting and finance, legal, IT and human resources support functions. General and administrative expenses principally consist of (a) personnel costs, which include our employees and employee benefits, third-party contractors and noncash share-based compensation expense, (b) travel and other out-of-pocket expenses, (c) accounting, legal and other professional fees, and (d) an allocation of depreciation, facilities and IT support costs and other costs.

Research and development. Research and development expenses principally consist of (a) personnel costs, which include our employees and employee benefits and third-party contractors, which are comprised of software developers, scientists and product managers working on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing and noncash share-based compensation expense and (b) an allocation of depreciation, facilities and IT support costs and other costs.
Results of operations
Comparison of year ended December 31, 2016 with year ended December 31, 2015
Revenue:

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
License	$11,814	8%	$32,716	19%	$(20,902)	(64)%
Services	34,739	23%	42,875	25%	(8,136)	(19)%
Subscription	38,158	25%	28,989	17%	9,169	32%
Total license, services and subscription	84,711	55%	104,580	62%	(19,869)	(19)%
Maintenance and support	68,565	45%	63,666	38%	4,899	8%
Total revenue	$153,276	100%	$168,246	100%	$(14,970)	(9)%

License revenue. Our license revenue depends on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our cloud strategy, we sold fewer perpetual licenses and experienced a corresponding decrease in license revenue, which included a decrease of $13.2 million in license revenue recognized on a percentage of completion basis, and $7.7 million in license revenue recognized upon software delivery. As a result of our transition to a cloud strategy, we expect to sell a lower percentage of perpetual licenses and sell more subscription services, resulting in lower future license revenue and higher subscription services revenue.

Services revenue. Services revenue declined primarily as a result of several customer implementations that were completed in 2015 or early 2016 with significant professional services, lower levels of professional services required for our new subscription sales, and professional services revenue on certain subscription contracts which is deferred until the customer commences use of the subscription services because the professional services were deemed not to have standalone value. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription service contracts and any additional professional services requested from our customers during a particular period.

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of customers purchasing our subscription services and add-on revenue from existing customers. The total number of customers generating subscription revenue increased 16% for the year ended December 31, 2016. We expect our subscription revenue will continue to increase as we focus on the sale of our subscription services over our perpetual license offerings.
Maintenance and support. The increase in maintenance and support revenue was principally a result of an increase in maintenance from our existing customers. As a result of our cloud strategy, we expect that maintenance revenue will decline in the future.
Cost of revenue and gross profit.

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of license	$246	—%	$304	—%	$(58)	(19)%
Cost of services	32,047	21%	36,147	21%	(4,100)	(11)%
Cost of subscription	17,379	11%	12,786	8%	4,593	36%
Total cost of license, services and subscription	49,672	32%	49,237	29%	435	1%
Cost of maintenance and support	13,681	9%	12,173	7%	1,508	12%
Total cost of revenue	$63,353	41%	$61,410	37%	$1,943	3%
Gross profit	$89,923	59%	$106,836	63%	$(16,913)	(16)%

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year over year. License gross profit percentages for the years ended December 31, 2016 and 2015, were 98% and 99%, respectively.

Cost of services. Cost of services decreased primarily due to a decrease in personnel costs used in our software implementations of $4.0 million and a decrease in other overhead expenses of $0.1 million. Services gross profit percentages for the years ended December 31, 2016 and 2015, were 8% and 16%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Cost of subscription. Cost of subscription increased primarily as a result of a $4.1 million increase in infrastructure costs and a $0.5 million increase in personnel costs to support our current and anticipated future subscription customer base. Our subscription gross profit percentage for the years ended December 31, 2016 and 2015, was 54% and 56%, respectively.

Cost of maintenance and support. The increase in cost of maintenance and support was attributable to an increase in personnel cost to support our current customer base. Maintenance and support gross margins for the years ended December 31, 2016 and 2015 were 80% and 81%, respectively.

Gross profit. The decrease in overall gross profit for the year ended December 31, 2016 was principally attributable to a decrease of 9% in total revenue and an increase of 3% in total cost of revenue as compared to the same period in 2015.

Operating expenses:

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$63,980	42%	$74,146	44%	$(10,166)	(14)%
General and administrative	38,537	25%	38,517	23%	20	—%
Research and development	52,804	34%	46,780	28%	6,024	13%
Impairment charges	—	—%	2,890	2%	(2,890)	(100)%
Total operating expenses	$155,321	101%	$162,333	96%	$(7,012)	(4)%

Selling and marketing. The decrease in selling and marketing expenses was primarily attributable to a decrease of $4.7 million in noncash share-based compensation expense primarily related to the change in employment status of our former Chief Operating Officer, a $2.8 million decrease in sales commissions as a result of capitalizing more sales commissions, a $1.5 million decrease in marketing event costs, a $1.3 million decrease in intangible amortization expense, a $1.2 million decrease in travel expenses and a $0.3 million decrease in other overhead expenses. The decrease was partially offset by a $1.6 million increase in personnel costs.
General and administrative expenses. The general and administrative expenses remained overall unchanged for the year ended December 31, 2016 as compared to the same period in 2015 as a result of our specific efforts to control the growth and scale the capacity of our corporate overhead functions.
Research and development expenses. The increase in research and development expense was attributable to an increase of $5.3 million in personnel costs due to higher headcount to support our current and future product development and an increase of $0.7 million of non-personnel cost and related overhead expenses associated with our higher personnel cost.
Impairment charges. During the year ended December 31, 2015 we recorded $2.9 million of impairment charges related to internally developed software. The full impairment in 2015 resulted from a reduction of projected cash flows for product groups based on revisions to our projections during the year and was recorded to reduce the carrying value to fair value. This reduction reflected changes to our plans for certain product groups in connection with changes in future product launches and support. We did not record an impairment charge in 2016.
Other expense, net:

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(9,319)	(6)%	$(8,914)	(5)%	$(405)	5%
Other expense, net	$(38)	—%	$(661)	—%	$623	(94)%

Convertible debt interest and amortization. The convertible debt interest and amortization expense for each of the years ended December 31, 2016 and 2015 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014 and mature in December 2019.

Other expense, net. Other expense, net decreased by $0.6 million during the year ended December 31, 2016, primarily due to the reduced impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	Variance $	Variance %
Effective tax rate	(1)%	(1)%	n/a	—%
Income tax provision	$470	$739	$(269)	(36)%
Our tax provision for the year ended December 31, 2016 primarily consisted of foreign taxes and state taxes not based on loss before income tax provision.
Our 2016 and 2015 effective tax rates had an unusual relationship to pretax loss from operations as a result of the presence of a valuation allowance on our net deferred tax assets. Our income tax provisions in 2016 and 2015 only included foreign taxes and state taxes not based on pre-tax income, resulting in an effective tax rate of (1)% in both periods. The difference between the effective tax rates and the federal statutory rate of 34% for the years ended December 31, 2016 and 2015 was primarily due to the increase in our valuation allowance of $26.6 million and $20.9 million, respectively.
As of December 31, 2016 and 2015, we had a valuation allowance on our net deferred tax assets of $69.0 million and $44.3 million, respectively. The increase was principally attributed to an additional valuation allowance recorded on our current year's tax loss and increases in our noncash share-based compensation.

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

License revenue. As a result of our shift to a cloud strategy, we experienced a decrease in the sale of perpetual licenses and a corresponding decrease in license revenue, which included a decrease of $18.2 million in license revenue recognized upon software delivery. We recognized $9.0 million and $27.2 million of license revenue upon software delivery for the years ended December 31, 2015 and 2014, respectively.

Services revenue. The decrease in services revenue was primarily attributable to several customer implementations that were completed in 2014 with significant professional services and to a lesser extent certain pre-packaged offerings requiring less professional services.

Subscription revenue. The increase in subscription revenue was primarily attributable to an increase in the number of customers subscribing to our subscription services.

Maintenance and support. The increase in maintenance and support revenue was principally a result of an increase in the number of customers purchasing maintenance and support services related to the licensing of our software products.

Cost of revenue and gross profit:

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

Cost of license. Cost of license was $0.3 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. License gross profit percentages for the years ended December 31, 2015 and 2014 remained relatively unchanged as a result of limited third-party fees for licensed software incurred over both periods.

Cost of services. The decrease in cost of services was primarily attributable to a $2.6 million decrease in personnel costs used in our software implementations and a decrease in other overhead expenses of $1.2 million. Services gross profit percentages for the years ended December 31, 2015 and 2014, were 16% and 19%, respectively. The decrease in services gross profit was primarily driven by the completion of several implementations in 2014 with higher professional services man-day rates.

Cost of subscription. The increase in cost of subscription was primarily attributable to a $2.6 million increase in personnel costs and a $2.9 million increase in infrastructure costs to support our current and anticipated future subscription customer base. Our subscription gross profit percentage for the years ended December 31, 2015 and 2014, was 56% and 69%, respectively.

Cost of maintenance and support. The increase in cost of maintenance and support was attributable to an increase in personnel costs associated with the continued growth in our customer maintenance and support function commensurate with our maintenance and support revenue growth. Maintenance and support gross margins were 81% for each of the years ended December 31, 2015 and 2014.
Gross profit. The decrease in overall gross profit for the year ended December 2015 was principally attributable to the decrease of license revenue as compared to the same period in 2014.
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
Selling and marketing expenses. The increase in selling and marketing expenses was attributable to an increase of $5.5 million in personnel costs, which included an increase of $2.0 million of noncash share-based compensation and a $1.0 million increase in severance expense. The remaining increase of $4.1 million related to non-personnel costs included an increase of $2.1 million in sales and marketing events, $1.4 million in travel expenses, $0.6 million increase in amortization expense on certain intangible assets that became fully amortized, $0.4 million in facility and other overhead expenses partially offset by a decrease of $0.4 million in recruiting expenses.
General and administrative expenses. The increase in general and administrative expenses was attributable to an increase of $3.7 million of personnel costs, primarily related to $2.3 million increase in noncash share-based compensation expense, which included an acceleration of noncash share-based compensation expense of $1.1 million in the first quarter of 2015 due to the change in employment status for our former Chief Financial Officer. The increase in personnel cost was partially offset by a decrease in non-personnel costs of $0.6 million, which primarily included a $0.2 million decrease in professional fees, $0.2 million decrease in bad debt expense and a $0.2 million decrease in facility and other overhead expenses.
Research and development expenses. The increase in research and development expenses was attributable to an increase of $2.4 million in personnel costs which was due primarily to an increase in noncash share-based compensation of $0.6 million and an increase of $0.4 million of severance expenses. The remaining increase of $1.2 million was primarily attributable to an increase in facility and other overhead expenses.
Acquisition-related expense. Acquisition-related expenses were $3.0 million for the year ended December 31, 2014, consisting primarily of retention bonuses, advisory and legal fees, accounting and other professional fees related to the acquisition and integration of PROS France and SignalDemand, Inc. There were no acquisition-related expenses in 2015.
Impairment charges. During the years ended December 31, 2015 and 2014, we recorded $2.9 million and $4.0 million, respectively, of impairment charges related to internally developed software. The full impairment resulted from a reduction of projected cash flows for product groups based on revisions to our projections during the year and was recorded to reduce the carrying value to fair value. These reductions reflect changes to our plans for certain product groups in connection with the integration of our acquisitions and changes in future product launches and support.
Other expense, net:

	For the Year Ended December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(8,914)	(5)%	$(492)	—%	$(8,422)	nm
Other expense, net	$(661)	—%	$(2,159)	(1)%	$1,498	(69)%

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

Other expense, net. Other expense, net decreased by $1.5 million during the year ended December 31, 2015, primarily due to the reduced impact of movements in foreign currency exchange rates during the period, including foreign currency losses on the restricted cash used for the acquisition of PROS France that was recognized in 2014.

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	Variance $	Variance %
Effective tax rate	(1)%	(50)%	n/a	49%
Income tax (benefit) provision	$739	$12,493	$(11,754)	(94)%

Income tax (benefit) provision. Our tax provision for the year ended December 31, 2015 primarily consisted of foreign taxes and state taxes not based on pre-tax income.

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

As of December 31, 2015 and 2014, we had a valuation allowance on our net deferred tax assets of $44.3 million and $24.0 million, respectively. The increase was principally attributed to an additional valuation allowance recorded on our current year's tax loss and increases in our noncash share-based compensation.

Liquidity and capital resources

At December 31, 2016, we had $118.0 million of cash and cash equivalents and $76.9 million of working capital as compared to $161.8 million of cash and cash equivalents and $124.6 million of working capital at December 31, 2015. In addition, we had $16.0 million and $2.5 million of short-term investments as of December 31, 2016 and 2015, respectively.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our secured Credit Agreement (the "Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. In December 2014, we issued the Senior Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents and short-term investments balances, including funds provided by the issuance of our Senior Notes, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Senior Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$(14,345)	$15,532	$1,754
Net cash (used in) provided by investing activities	(25,404)	(9,424)	7,866
Net cash (used in) provided by financing activities	(3,684)	(5,554)	106,305
Cash and cash equivalents (beginning of period)	161,770	161,019	44,688
Cash and cash equivalents (end of period)	$118,039	$161,770	$161,019

Net cash (used in) provided by operating activities
Cash used in operating activities in 2016 was $14.3 million, compared with cash provided by operating activities of $15.5 million and $1.8 million in 2015 and 2014, respectively. For 2016, the $29.9 million decrease in net cash from operations compared to 2015 was primarily due to our recent transition to a cloud strategy as on-premise software sales were replaced with annual subscription services and the net impact of working capital changes, mainly driven by reduced cash generated from accounts receivable, partially offset by an increase in cash associated with deferred revenue.
For 2015, net cash provided by operating activities was primarily comprised of cash provided from net changes in working capital, including a $32.3 million decrease in accounts receivable due to higher collections, partially offset by our $65.8 million net loss and the net effect of non-cash items. The $13.8 million increase in net cash from December 31, 2014 was primarily due to the net impact of working capital changes, mainly driven by the decrease in accounts receivable.
For 2014, net cash provided by operating activities comprised of our net loss of $37.6 million, non-cash items including $22.7 million of share-based compensation, $10.4 million of depreciation and amortization, $12.6 million of deferred taxes and $4.0 million impairment associated with internal-use software, partially offset by a $10.5 million use of cash from changes in our working capital. The use of cash from changes in our working capital was principally due to a $14.0 million increase in accounts receivable as a result of higher revenue levels.
Net cash (used in) provided by investing activities
Cash used in investing activities for 2016 and 2015 was $25.4 million and $9.4 million, respectively, compared with cash provided by investing activities in 2014 of $7.9 million, which was primarily the result of the timing of purchases and maturities of short-term investments and capital expenditures of $7.2 million, $6.8 million and $7.5 million, respectively. During 2016, we paid $2.0 million for a cost method investment, paid $1.6 million for an intangible (non-acquisition) asset and incurred capitalized internal-use software development costs on our subscription service solutions of $1.0 million. During 2014, $22.0 million was used in acquiring PROS France and we incurred capitalized internal-use software development costs on our subscription service solutions of $2.3 million.
Net cash (used in) provided by financing activities
Cash used in financing activities for 2016 and 2015 was $3.7 million and $5.6 million, respectively, compared to cash provided by financing activities in 2014 was $106.3 million. The 2016 and 2015 results were primarily the result of tax withholdings on vesting of employee share-based awards of $5.5 million and $5.1 million, respectively. During 2016 and 2015, we had proceeds from employee stock plans and the exercises of stock options of $2.0 million and $1.5 million, respectively.
For 2015, we paid $1.3 million of contingent consideration related to the PROS France acquisition.
For 2014, we received $138.6 million of proceeds from the issuance of convertible debt, $17.1 million from issuance of warrants, $1.4 million from proceeds on employee stock plans, partially offset by a $29.4 million purchase of a convertible note hedge and $13.1 million for tax withholdings on vesting of employee share-based awards. We also paid $2.2 million of contingent consideration related to the PROS France acquisition.
Stock repurchases
In August 2008, we announced that our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Contractual obligations
The following table sets forth our contractual obligations as of December 31, 2016:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	more than 5 years
Convertible debt, including interest	$152,375	$2,875	$5,750	$143,750	$—
Operating leases	9,938	3,833	4,951	1,080	74
Purchase commitments	1,414	1,147	267	—	—
Total contractual obligations	$163,727	$7,855	$10,968	$144,830	$74

Operating Leases
Our headquarters are located in Houston, Texas, where we lease approximately 98,000 square feet of office space. In June 2016, we entered into a fifth amendment to our corporate office lease which, among other things, provided for a three year extension, until October 31, 2019. In addition, we lease approximately 14,380 square feet of office space in Toulouse, France (which expires February 24, 2018), approximately 9,666 square feet of office space in Skokie, Illinois (which expires February 28, 2018, with an option to extend the term of the lease for an additional 5 years), approximately 6,600 square feet in San Francisco, California (which expires December 2020, with an option to terminate in 2018), approximately 3,300 square feet in Austin, Texas (which expires in September 2018), and approximately 3,100 square feet in London, United Kingdom (which expires August 2022, with an option to terminate in August 2017).

Credit Facility

In July 2012, we, through our wholly owned operating subsidiary, PROS, Inc., entered into the $50 million Revolver with Wells Fargo which matures in July 2017 (as of December 31, 2016). In connection with the issuance of the Senior Notes, PROS, Inc. amended the Revolver in December 2014 to, among other things, allow for our issuance of the Senior Notes and the associated convertible note hedge and warrant.

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

The Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event our availability under the Revolver plus cash and cash equivalents falls below $20.0 million (as of December 31, 2016) or upon the occurrence of an event of default. As of December 31, 2016, we are in compliance with all financial covenants under the Revolver.

Debt interest expense of $0.2 million was incurred during each of the years ended December 31, 2016, 2015 and 2014, respectively.

There were no outstanding borrowings under the Revolver as of December 31, 2016.

Note 21 contains a description of certain updates made to the Revolver in January 2017.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the percentage-of-completion method of accounting could affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our Audit Committee.
We believe the critical accounting policies listed below affect significant judgment and estimates used in the preparation of our Consolidated Financial Statements.
Revenue recognition
We derive our revenues primarily from subscription services fees, professional services, the perpetual licensing of our software products and the associated software maintenance and support services. We have historically derived the majority of our revenue from the licensing of our software products, the related implementation and associated software maintenance and support. More recently, we have emphasized our offers of subscription services that do not require customers to host our solutions in their data centers.

We commence revenue recognition when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fee is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed and determinable.

Subscription services revenue

Subscription services revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all other revenue recognition criteria have been met. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Any revenue related to up-front activation or set-up fees are deferred and recognized ratably over the estimated period that the customer benefits from the related services. Direct and incremental costs related to up-front activation or set-up activities are capitalized until the date our service is made available and then expensed ratably over the estimated period that the customer benefits from the related services.

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if-available basis. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided.

License revenue
We derive our license revenue from the sale of perpetual licenses. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize software licenses revenues upon software delivery, assuming all other revenue recognition criteria have been met.
We evaluate the nature and scope of professional services for each arrangement, and if we determine that the professional services revenue should not be accounted for separately from license revenue, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

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

We also license software solutions under term license agreements that typically include maintenance during the license term. When maintenance is included for the entire term of the term license, there is no renewal rate and we have not established vendor specific objective evidence ("VSOE") of fair value for the maintenance on term licenses. For term license agreements, revenue and the associated costs are deferred until the delivery of the solution and recognized ratably over the remaining license term.

Professional services revenue

Professional services revenues are generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Training revenues are recognized as the services are rendered.

For our subscription services that include professional services, we evaluate the nature and scope to determine whether the professional services have standalone value. Professional services deemed to have standalone value are accounted for separately from subscription services and typically recognized as the services are performed. If we determine the professional services do not have standalone value, we treat the transaction as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.

For software license arrangements that include professional services, we determine whether the professional services are considered essential to the functionality of the software using factors such as: the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of professional services; the availability of services from other vendors; whether the timing of payments for license revenue coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. For professional services considered essential to the functionality of the software, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

Multiple element arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. VSOE of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price ("BESP"). The amount of arrangement fee allocated is limited by contingent revenues, if any.

In certain instances, we may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third-party evidence may not be available. When we are unable to establish selling prices using VSOE or TPE, we use BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. For transactions that only include software and software-related elements, we continue to account for such arrangements under the software revenue recognition standards which require us to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

For multiple-element arrangements that contain software and nonsoftware elements such as our subscription services, we allocate revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation. We determine fair value for each deliverable using the selling price hierarchy described above and utilize VSOE of fair value if it exists.

We apply the residual method to recognize revenue for the delivered elements in standalone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.

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

Deferred commissions

Sales commissions earned by our sales force are considered to be direct sales commissions when they are associated specifically with a non-cancellable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancellable subscription contract. During the year ended December 31, 2016, we deferred $4.3 million of commissions and we amortized $1.9 million to sales and marketing expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2015, we deferred $2.6 million of commissions and we amortized $2.9 million to sales and marketing expenses. Total deferred commissions on our consolidated balance sheets were $4.8 million and $2.5 million as of December 31, 2016 and 2015, respectively.

Noncash share-based compensation
We have two noncash share-based compensation plans, the 1999 equity incentive plan and the 2007 equity incentive plan, which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007 and expires in March 2017. We may provide noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii)  stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards. In February 2014, we granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and market stock units ("MSUs") granted to our former Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of PROS France and SignalDemand, Inc.
As of December 31, 2016, we have granted stock options, stock appreciation rights, restricted stock units and market stock units. RSUs granted include time-based; performances-based in which the number of shares that vest are based upon the revenue expected to be earned by us from binding customer agreements for our configure-price-quote ("CPQ") solutions related to the PROS France acquisition; and market-based in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period.
Noncash share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
The fair value of the restricted stock units (time-based and performance-based) is based on the closing price of our stock on the date of grant. The fair value and the derived service period of the market-based RSUs is estimated on the date of grant using a Monte Carlo simulation model. The model requires the use of a number of assumptions including the expected volatility of our stock, our risk-free interest rate and expected dividends. Our expected volatility at the date of grant is based on our historical volatility over the performance period.

We estimate the fair value of stock options and SARs using the Black-Scholes option pricing model, which requires us to use significant judgment to make estimates regarding the expected life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. The expected life of the award is a historical weighted average of the expected lives of similar securities of comparable public companies. We estimate volatility using our historical volatility. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends.
As we issue stock options and SARs, we evaluate the assumptions used to value our stock option awards and SARs. If factors change and we employ different assumptions, noncash share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned noncash share-based compensation expense. Future noncash share-based compensation expense and unearned noncash share-based compensation will increase to the extent that we grant additional equity awards to employees.
We estimate the number of awards that will be forfeited and recognize expense only for those awards that ultimately are expected to vest. Significant judgment is required in determining the adjustment to noncash share-based compensation expense for estimated forfeitures. Noncash share-based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures.
The MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over the three year periods ending December 31, 2015, December 31, 2016, December 31, 2017, March 2, 2018 and February 28, 2019 ("Performance Period"), respectively. The MSUs vest on January 1, 2016, January 1, 2017, January 1, 2018, March 3, 2018 and March 1, 2019, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.
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
At December 31, 2016, we had $33.8 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock options, SARs, RSUs and MSUs granted. These costs will be recognized over a weighted-average period of 2.2 years.
Accounting for income taxes

We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2016, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, R&E tax credit carryforwards and net operating losses.

We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine that it is more likely than not that our net deferred tax assets will not be realized. During 2016, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2016.

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
Item 7A. Quantitative and qualitative disclosures about market risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2016, would have resulted in a $0.2 million loss. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2016 by approximately $1.0 million. In addition, as of December 31, 2016, we had operating subsidiaries in Australia, Ireland, Canada, the United Kingdom and Germany. Due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks, however, fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2016, we had no borrowings under the Revolver.

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

As of December 31, 2016, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates due to Senior Notes.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based upon the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 11. Executive compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 13. Certain relationships, related transactions and director independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

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

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PROS Holdings, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 15, 2017

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$118,039	$161,770
Short-term investments	15,996	2,500
Accounts and unbilled receivables, net of allowance of $760 and $586, respectively	33,285	39,115
Prepaid and other current assets	6,337	7,540
Total current assets	173,657	210,925
Property and equipment, net	15,238	15,777
Intangibles, net	12,650	14,191
Goodwill	20,096	20,445
Other long-term assets	6,013	1,873
Total assets	$227,654	$263,211
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$2,744	$8,273
Accrued liabilities	7,279	4,333
Accrued payroll and other employee benefits	18,349	13,084
Deferred revenue	68,349	60,664
Total current liabilities	96,721	86,354
Long-term deferred revenue	11,389	4,665
Convertible debt, net	122,299	115,860
Other long-term liabilities	639	918
Total liabilities	231,048	207,797
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 35,001,236 and 34,156,561 shares issued, respectively; 30,583,651 and 29,738,976 shares outstanding, respectively	35	34
Additional paid-in capital	175,678	158,674
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(160,259)	(85,034)
Accumulated other comprehensive loss	(4,910)	(4,322)
Total stockholders’ equity	(3,394)	55,414
Total liabilities and stockholders’ equity	$227,654	$263,211
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenue:
License	$11,814	$32,716	$58,515
Services	34,739	42,875	49,225
Subscription	38,158	28,989	23,468
Total license, services and subscription	84,711	104,580	131,208
Maintenance and support	68,565	63,666	54,621
Total revenue	153,276	168,246	185,829
Cost of revenue:
License	246	304	243
Services	32,047	36,147	39,955
Subscription	17,379	12,786	7,334
Total license, services and subscription	49,672	49,237	47,532
Maintenance and support	13,681	12,173	10,554
Total cost of revenue	63,353	61,410	58,086
Gross profit	89,923	106,836	127,743
Operating expenses:
Selling and marketing	63,980	74,146	64,528
General and administrative	38,537	38,517	35,389
Research and development	52,804	46,780	43,174
Acquisition-related	—	—	3,019
Impairment of internal-use software	—	2,890	4,040
Loss from operations	(65,398)	(55,497)	(22,407)
Convertible debt interest and amortization	(9,319)	(8,914)	(492)
Other expense, net	(38)	(661)	(2,159)
Loss before income tax provision	(74,755)	(65,072)	(25,058)
Income tax provision	470	739	12,493
Net loss	(75,225)	(65,811)	(37,551)
Net loss attributable to non-controlling interest	—	—	(907)
Net loss attributable to PROS Holdings, Inc.	$(75,225)	$(65,811)	$(36,644)
Net loss per share attributable to PROS Holdings, Inc.:
Basic	(2.47)	(2.23)	(1.27)
Diluted	(2.47)	(2.23)	(1.27)
Weighted average number of shares:
Basic	30,395	29,578	28,915
Diluted	30,395	29,578	28,915

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(594)	(2,076)	(2,249)
Unrealized gain on short-term investments	6	3	—
Other comprehensive loss, net of tax	(588)	(2,073)	(2,249)
Comprehensive (loss) income	(75,813)	(67,884)	(39,800)
Comprehensive loss attributable to non-controlling interest	—	—	(922)
Comprehensive (loss) income attributable to PROS Holdings, Inc.	$(75,813)	$(67,884)	$(38,878)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(75,225)	$(65,811)	$(37,551)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,507	10,395	10,443
Amortization of debt discount and issuance costs	6,439	6,039	329
Share-based compensation	20,466	27,864	22,665
Tax shortfall from share-based compensation	—	—	(110)
Deferred income tax, net	40	165	12,638
Provision for doubtful accounts	174	(282)	(192)
Loss on disposal of assets	19	167	—
Impairment of internal-use software	—	2,890	4,040
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,671	32,274	(14,026)
Prepaid expenses and other assets	(915)	229	(3,383)
Accounts payable and other liabilities	(2,905)	(4,049)	(3,104)
Accrued liabilities	2,801	800	(1,080)
Accrued payroll and other employee benefits	5,195	(2,048)	3,289
Deferred revenue	14,388	6,899	7,796
Net cash (used in) provided by operating activities	(14,345)	15,532	1,754
Investing activities:
Purchase of property and equipment	(7,241)	(6,794)	(7,499)
Purchase of equity securities	(2,000)	—	—
Acquisition of PROS France, net of cash acquired	—	—	(22,048)
Capitalized internal-use software development costs	(1,048)	(233)	(2,305)
Purchase of intangible asset	(1,625)	—	—
Change in restricted cash	—	100	39,718
Purchases in short-term investment	(154,990)	(57,697)	—
Proceeds from maturities of short-term investments	141,500	55,200	—
Net cash (used in) provided by investing activities	(25,404)	(9,424)	7,866
Financing activities:
Exercise of stock options	889	706	1,105
Proceeds from employee stock plans	1,090	839	335
Tax withholding related to net share settlement of stock awards	(5,467)	(5,124)	(13,089)
Increase in PROS' ownership in PROS France	—	—	(6,147)
Payment of contingent consideration for PROS France	—	(1,304)	(2,225)
Payments of notes payable	(196)	(263)	—
Proceeds from issuance of convertible debt, net	—	—	138,631
Proceeds from issuance of warrants	—	—	17,106
Purchase of convertible note hedge	—	—	(29,411)
Debt issuance costs related to convertible debt	—	(408)	—
Net cash (used in) provided by financing activities	(3,684)	(5,554)	106,305
Effect of foreign currency rates on cash	(298)	197	406

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

Net (decrease) increase in cash and cash equivalents	(43,731)	751	116,331
Cash and cash equivalents:
Beginning of period	161,770	161,019	44,688
End of period	$118,039	$161,770	$161,019

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$968	$(3)	$(233)
Interest	$(3,182)	$(2,932)	$(243)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$378	$2,722	$1,140
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	28,188,643	$33	$106,880	4,417,585	$(13,938)	$18,328	$—	$111,303
Exercise of stock options	214,162	—	1,105	—	—	—	—	1,105
Restricted and market stock net settlement	644,028	1	(13,089)	—	—	—	—	(13,088)
Tax (shortfall) benefit from share-based compensation	—	—	(110)	—	—	—	—	(110)
Proceeds from employee stock plans	13,392	—	335	—	—	—	—	335
Proceeds from issuance of warrants	—	—	17,106	—	—	—	—	17,106
Equity component of the Senior Notes issuance, net	—	—	28,714	—	—	—	—	28,714
Purchase of convertible bond hedge	—	—	(29,411)	—	—	—	—	(29,411)
Noncash share based compensation	—	—	22,845	—	—	—	—	22,845
Other comprehensive loss	—	—	—	—	—	—	(2,249)	(2,249)
Net loss	—	—	—	—	—	(37,551)	—	(37,551)
Net loss attributable to non-controlling interest	—	—	—	—	—	(907)	—	(907)
Cumulative earnings previously allocated to non-controlling interest ("NCI") and re-allocated to Parent's equity	—	—	—	—	—	907	—	907
Balance at December 31, 2014	29,060,225	$34	$134,375	4,417,585	$(13,938)	$(19,223)	$(2,249)	$98,999
Exercise of stock options	220,031	—	706	—	—	—	—	706
Restricted and market stock net settlement	421,115	—	(5,124)	—	—	—	—	(5,124)
Proceeds from employee stock plans	37,605	—	839	—	—	—	—	839
Noncash share based compensation	—	—	27,878	—	—	—	—	27,878
Other comprehensive loss	—	—	—	—	—	—	(2,073)	(2,073)
Net loss	—	—	—	—	—	(65,811)	—	(65,811)
Balance at December 31, 2015	29,738,976	$34	$158,674	4,417,585	$(13,938)	$(85,034)	$(4,322)	$55,414
Exercise of stock options	96,870	—	889	—	—	—	—	889
Restricted and market stock net settlement	682,112	1	(5,467)	—	—	—	—	(5,466)
Proceeds from employee stock plans	65,693	—	1,090	—	—	—	—	1,090
Noncash share based compensation	—	—	20,492	—	—	—	—	20,492
Other comprehensive loss	—	—	—	—	—	—	(588)	(588)
Net loss	—	—	—	—	—	(75,225)	—	(75,225)
Balance at December 31, 2016	30,583,651	$35	$175,678	4,417,585	$(13,938)	$(160,259)	$(4,910)	$(3,394)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions to help accelerate sales, formulate winning pricing strategies and align product, demand and availability. PROS revenue and profit realization solutions are designed to allow customers to experience meaningful revenue growth, sustained profitability and modernized business processes. The Company provides its solutions to enterprises across the manufacturing, distribution, services, and travel industries, including automotive and industrial, business-to-business ("B2B") services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. The Company offers its solutions via a SaaS delivery model as well as on a perpetual or term license basis. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.
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

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase, or the ability to be settled in cash within a period of three months, to be cash equivalents, except for commercial paper which is classified as short-term investments. The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term money market instruments.

Short-term investments
The Company's investments are available-for-sale commercial paper and certificates of deposit that are recorded at fair value in the Consolidated Balance Sheets. The Company classifies all commercial paper regardless of original maturity at purchase price as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the Consolidated Statements of Comprehensive Income (Loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of December 31, 2016.
Cost method investment
Investments in equity securities of privately held companies without readily determinable fair value, where the Company does not exercise significant influence over the investee, are recorded using the cost method of accounting, carrying the investment at historical cost. If there are no identified events or changes in circumstances that might have an adverse effect on the cost method investments, the Company does not estimate the investments' fair value. For all investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a charge to current earnings.

Financial instruments
The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, and cost method investment approximates their fair values at December 31, 2016 and 2015. For additional information on the Company’s fair value measurements, see Note 9 to the Consolidated Financial Statements.

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

Prepaid expenses and other assets
Prepaid expenses and other assets consist primarily of prepaid income taxes, deferred project costs and prepaid third-party license fees.

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

Deferred commissions
Sales commissions earned by the Company's sales force are considered to be direct sales commissions when they are associated specifically with a non-cancellable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancellable subscription contract.

Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges in the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company recorded a full impairment of $2.9 million and $4.0 million, respectively, related to capitalized internal-use software associated with the expected future cash flows.

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

Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized, but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of the Company’s reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a three step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of the reporting unit and compare the estimated fair value to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for the reporting unit failing the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. Based on the results of the qualitative review of goodwill performed as of November 30, 2016, the Company did not identify any indicators of impairment. As such, the second and third steps described above were not necessary.

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

Treasury stock
The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 10 to the Consolidated Financial Statements. There were no treasury stock repurchases for the years ended December 31, 2016, 2015 and 2014.

Revenue recognition
The Company derives its revenues primarily from subscription services fees, professional services, the perpetual licensing of its software products and the associated software maintenance and support services. The Company has historically derived the majority of its revenue from the licensing of its software products, the related implementation and associated software maintenance and support. More recently, it has emphasized its offers of subscription services that do not require customers to host its solutions in their data centers.

The Company commences revenue recognition when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fee is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed and determinable.

Subscription services revenue

Subscription services revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date that the Company's service is made available to the customer, assuming all other revenue recognition criteria have been met. The Company's subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Any revenue related to up-front activation or set-up fees are deferred and recognized ratably over the estimated period that the customer benefits from the related services. Direct and incremental costs related to up-front activation or set-up activities are capitalized until the date the Company's service is made available and then expensed ratably over the estimated period that the customer benefits from the related services.

For the Company's subscription services that include professional services, the Company determines whether the professional services have standalone value. Professional services deemed to have standalone value are accounted for separately from subscription services and the subscription services revenue recognition commences on the date that the Company's service is made available to the customer. If determined that the professional services do not have standalone value, the transaction is treated as a single element and the subscription services and professional services revenue is deferred until the customer commences use of the subscription services, and the subscription services revenue is recognized over the remaining term of the arrangement.

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if-available basis. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided.

License revenue
The Company derives the majority of its license revenue from the sale of perpetual licenses. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes software licenses revenues upon software delivery, assuming all other revenue recognition criteria have been met.
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

Professional services revenue

Professional services revenues are generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The majority of the Company's professional services contracts are on a time and materials basis. Training revenues are recognized as the services are rendered.

For the Company's subscription services that include professional services, the Company determines whether the professional services have standalone value. Professional services deemed to have standalone value are accounted for separately from subscription services and typically recognized as the services are performed. If determined that the professional services do not have standalone value, the transaction is treated as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.

For software license arrangements that include professional services, the Company determines whether the professional services are considered essential to the functionality of the software using factors such as: the nature of its software products; whether they are ready for use by the customer upon receipt; the nature of professional services; the availability of services from other vendors; whether the timing of payments for license revenue coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. For professional services considered essential to the functionality of the software, the license revenue is recognized together with the professional services revenue using the percentage-of-completion method or completed contract method. The completed contract method is also used for contracts where there is a risk over final acceptance by the customer or for contracts that are short-term in nature.

Multiple element arrangements

For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. VSOE of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on the Company's best estimate of selling price ("BESP"). The amount of arrangement fee allocated is limited by contingent revenues, if any.

In certain instances, the Company may not be able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing solutions or services within a narrow range, or only having a limited sales history. In addition, third-party evidence may not be available. When the Company is unable to establish selling prices using VSOE or TPE, the Company uses BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

For multiple-element arrangements that contain software and nonsoftware elements such as its subscription services, the Company allocates revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation. The Company determines fair value for each deliverable using the selling price hierarchy described above and utilize VSOE of fair value if it exists.

The Company applies the residual method to recognize revenue for the delivered elements in standalone software transactions. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration, less the aggregate fair value of any undelivered elements, typically maintenance, provided that VSOE of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately or, in the case of maintenance, substantive renewal rates for maintenance.

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
The functional currency of PROS France SAS ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
Noncash share-based compensation
The Company has two noncash share-based compensation plans, the 1999 Equity Incentive Plan ("1999 Stock Plan") and the 2007 Equity Incentive Plan ("2007 Stock Plan"), which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. The 2007 Stock Plan was adopted in March 2007. The Company may provide noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards. Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and market stock units ("MSUs") granted to the Company's former Chief Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of PROS France and SignalDemand Inc.
To date, the Company has granted stock options, stock appreciation rights, restricted stock units, time-based, performance-based and market-based, and market stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and market stock units or upon vesting of restricted stock units.
The following table presents the number of awards outstanding for each award type as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
Award type	2016	2015
Stock options	734	829
Restricted stock units (time-based)	2,237	1,915
Restricted stock units (performance-based)	—	24
Restricted stock units (market-based)	460	—
Stock appreciation rights	515	522
Market stock units	342	563
Stock options. The Company did not grant stock options during 2016 and 2015. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the RSUs (time-based and performance-based) is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period. RSUs include (i) time-based awards, (ii) performance-based awards in which the number of shares that vest are based upon satisfying certain conditions from binding customer agreements for the provision of configure, price, and quote ("CPQ") solutions, and (iii) market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The Company estimates the fair value and the derived service period of the market-based RSUs on the date of grant using a Monte Carlo simulation model. The model requires the use of a number of assumptions including the expected volatility of the Company's stock, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant is based on the historical volatility of the Company over the performance period.

Stock appreciation rights. SARs will be settled in stock at the time of exercise and vest over four years from the date of grant. The Company used the Black-Scholes option pricing model to estimate the fair value of its SARs. The determination of the fair value of SARs utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, deliver risk-free interest rate and expected dividends. The Company estimates the expected volatility of common stock at the date of grant based on a combination of its historical volatility and the average volatility of comparable companies. The expected life of the SARs noncash share-based payment awards is a historical weighted average of the expected lives of similar securities of comparable public companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on the Company's expectation of paying no dividends.

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a three year period ending December 31, 2015, December 31, 2016, December 31, 2017, March 2, 2018 and February 28, 2019 ("Performance Period"), respectively. The MSUs vest on January 1, 2016, January 1, 2017, January 1, 2018, March 3, 2018 and March 1, 2019, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.
As the Company issues stock options and SARs, it evaluates the assumptions used to value its stock option awards and SARs. If factors change and the Company employs different assumptions, noncash share-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned noncash share-based compensation expense. Future noncash share-based compensation expense and unearned noncash share-based compensation will increase to the extent that the Company grants additional equity awards to employees.
At December 31, 2016, there were an estimated $33.8 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.2 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 11 to the Consolidated Financial Statements.

Product warranties
For software-as-a-service application subscriptions, the Company generally issues a product warranty for the subscription term, depending on the contract. For on-premise software licenses, the Company generally issues a product warranty for 90 days following the first use of the software in a production environment, depending on the contract. In the Company’s experience, warranty costs have been insignificant.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other Internal-Use Software.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license, and if so, how the software license element of the arrangement should be accounted for by the customer. The new standard will be effective for annual period beginning after December 15, 2015, and all reporting periods thereafter. The Company adopted this standard on January 1, 2016, and there was no impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. The new standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company adopted this standard for the annual period ended December 31, 2016 and there was no impact on the Company's consolidated financial statements.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” which clarifies the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligation and Licensing" which clarifies the implementation of guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the disclosure requirements for an entity that retrospectively applies the guidance in Topic 606. These standards are effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The Company continues to assess all potential impacts of the new standard, and currently believe the most significant impact relates to its accounting for arrangements that include term-based software licenses bundled with maintenance and support and additional disclosures. Under current GAAP, the revenue attributable to these term-based software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard, the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While the Company currently expects revenue related to professional services and subscription services to remain substantially unchanged, it is still in the process of evaluating the impact of the new standard on these types of customer arrangements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which is intended to simplify several aspects of the accounting for share-based payment transactions. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flow (Topic 230): Restricted Cash" which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2018 using a retrospective transition method to each period presented. The Company is currently assessing the impact of ASU 2016-18 on its condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2016, that are of significance or potential significance to the Company.
3. Business Combination

Cameleon Software SA

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

Year Ended December 31,
(in thousands)	2014
Total revenue	$186,081
Net loss attributable to PROS Holdings, Inc.	(36,776)
Earnings per share - basic and diluted	$(1.27)

4. Non-controlling interest

The following table presents a rollforward of the non-controlling interest from the date of acquisition of PROS France on January 8, 2014 through December 31, 2014 (in thousands):

Beginning balance as of January 8, 2014	$6,204
Change in Parent's ownership in the subsidiary, net of cumulative earnings previously allocated to NCI and re-allocated to Parent's equity	(5,282)
Net loss allocated to non-controlling interest	(907)
Foreign currency translation adjustment	(15)
Ending balance as of December 31, 2014	$—
The Company controlled 100% of PROS France as of December 31, 2014 and there were no activities or outstanding balance related to non-controlling interest for the years ended December 31, 2015 and 2016.

5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, was as follows (in thousands):

Balance as of December 31, 2014	$21,563
Foreign currency translation adjustments	(1,118)
Balance as of December 31, 2015	20,445
Foreign currency translation adjustments	(349)
Balance as of December 31, 2016	$20,096

The goodwill balance related to PROS France is denominated in local currency.

Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2016
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$13,223	$5,671	$7,552
Internally developed technology and other	2	1,106	1,106	—
Maintenance Relationship	8	3,346	1,755	1,591
Customer relationships	7	4,736	2,854	1,882
Trade name	2	829	829	—
Acquired technology	4	1,625	—	1,625
Total		$24,865	$12,215	$12,650
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, decreased total intangible assets by approximately $0.2 million as of December 31, 2016.

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

In the third quarter of 2015, the Company determined that the original strategy for the trade name of 'Cameleon Software SA' had changed which caused a change in estimate related to the useful life of the asset and the amortization related to this intangible asset was accelerated and fully recognized at that time.

In December 2016, the Company purchased a technology-based intangible asset in connection with the equity securities investment made during the same period. The Company estimates that the intangible will be amortized approximately over 4 year period.

Intangible asset amortization expense for the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $4.8 million and $5.2 million, respectively. As of December 31, 2016, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2017	$2,780
2018	3,155
2019	3,045
2020	3,015
2021	648
2022 and thereafter	7
Total amortization expense	$12,650

6. Accounts receivable and contracts in progress

Accounts receivable at December 31, 2016 and 2015, consists of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$31,722	$36,539
Unbilled receivables	2,323	3,162
Total receivables	34,045	39,701
Less: Allowance for doubtful accounts	(760)	(586)
Accounts receivable, net	$33,285	$39,115
The bad debt expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, totaled approximately $0.2 million, $(0.3) million and $(0.1) million, respectively.
Activity related to contracts in progress at December 31, 2016 and 2015, is summarized as follows (in thousands):

	December 31,
	2016	2015
Costs and estimated earnings recognized to date	$470,239	$415,172
Progress billings to date	(547,654)	(477,339)
Total	$(77,415)	$(62,167)
The foregoing table reflects the aggregate invoiced amount of all contracts in progress and maintenance as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015, as follows (in thousands):

	December 31,
	2016	2015
Unbilled receivables	$2,323	$3,162
Deferred revenue	(79,738)	(65,329)
Total	$(77,415)	$(62,167)
At December 31, 2016 and 2015, the Company had approximately $25.1 million and $23.1 million, respectively, in deferred maintenance and support revenue, and $36.6 million and $18.9 million, respectively in deferred subscription revenue both of which are reflected above within deferred revenue and progress billing.
7. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss attributable to PROS Holdings, Inc.	$(75,225)	$(65,811)	$(36,644)
Denominator:
Weighted average shares (basic)	30,395	29,578	28,915
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	—	—
Weighted average shares (diluted)	30,395	29,578	28,915
Basic earnings per share	$(2.47)	$(2.23)	$(1.27)
Diluted earnings per share	$(2.47)	$(2.23)	$(1.27)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.8 million, 2.2 million and 2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Basic shares were used to calculate loss per share for the years ended December 31, 2016, 2015 and 2014.

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
8. Property and equipment, net
Property and equipment, net as of December 31, 2016 and 2015 consists of the following:

		December 31,
	Estimated useful life	2016	2015
Furniture and fixtures	5-10 years	$2,934	$2,869
Computers and equipment	3-5 years	20,321	19,069
Software	3-6 years	5,907	5,238
Capitalized internal-use software development costs	3 years	1,078	—
Leasehold improvements	Shorter of lease term or useful life	5,601	5,613
Construction in progress		98	55
Property and equipment, gross		35,939	32,844
Less: Accumulated depreciation and amortization		(20,701)	(17,067)
Property and equipment, net		$15,238	$15,777
Depreciation and amortization was approximately $6.4 million, $5.5 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company disposed of approximately $2.3 million, $4.4 million and zero, respectively, of fully depreciated assets. During the years ended December 31, 2016 and 2015, the Company recognized an immaterial amount and $0.2 million of loss on disposal of certain non-fully depreciated assets, respectively. No gain or loss on disposal of assets was recognized for the year ended December 31, 2014. As of December 31, 2016 and 2015, the Company had approximately $9.3 million and $4.1 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2016 and 2015, the Company capitalized internal-use software development costs of approximately $1.1 million and $0.3 million, respectively, related to its subscription solutions. As of December 31, 2016 and 2015, no capitalized internal-use software development costs were subject to amortization and no capitalized internal-use software development costs was included in accumulated depreciation and amortization for the years ended December 31, 2016 and 2015.
No impairment was recorded for the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company recorded $2.9 million and $4.0 million of impairment charges related to internally developed software. The impairments resulted from a reduction of projected cash flows for product groups based on revisions to the Company's projections during the year and were recorded to reduce the carrying value to fair value. The impairment in 2015 was triggered by a change in product strategy which resulted in a reduction in projected cash flows. The impairment in 2014 was triggered by the integration of the products acquired from the Company's acquisitions, which resulted in a reduction in projected cash flows.

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

A portion of the Company’s existing cash and cash equivalents are invested in short-term interest bearing obligations with original maturities less than 90 days, principally various types of money market funds. In addition, the Company had short-term investments consisting of commercial papers and certificate of deposit. The Company does not enter into investments for trading or speculative purposes.

At December 31, 2016 and 2015, the Company had approximately $106.3 million and $127.2 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of $10.0 million and $2.5 million invested in available-for-sale commercial paper as of December 31, 2016 and 2015, respectively, and $6.0 million and zero invested in certificate of deposit at December 31, 2016 and 2015, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company's diversified money market funds, treasury money market funds and short-term investments have a fair value that is not materially different from its carrying amount. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the years ended December 31, 2016 and 2015. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the years ended December 31, 2016 and 2015.

The fair value of the Company's Senior Notes is classified in the level 2 hierarchy. See Note 13 for further detail regarding the Senior Notes.

In December 2016, the Company purchased $2.0 million equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2016, the Company determined there were no other-than-temporary impairments on its cost method investment.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2016 and 2015. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2016.
11. Noncash share-based compensation

Employee noncash share-based compensation plans

The Company has two noncash share-based compensation plans; the 1999 Stock Plan and the 2007 Stock Plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were no issued and outstanding stock options to purchase shares of the Company’s common stock under the 1999 Stock Plan as of December 31, 2016. All outstanding options were exercised during the year ended December 31, 2015 and there were no outstanding options remaining as of December 31, 2016.
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
In January 2016, the Company increased the number of shares available to grant by 900,000 under the evergreen provision in the Company’s 2007 Stock Plan, increasing the number of shares reserved for issuance to 9,968,000. As of December 31, 2016, the Company had outstanding equity awards to acquire 4,280,965 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan. Included in the outstanding equity awards are 734,289 of stock options, 2,689,860 RSUs, 514,716 SARs and 342,100 MSUs held by the Company’s employees, directors and consultants. As of December 31, 2016, 774,967 shares remain available for grant under the 2007 Stock Plan. As of December 31, 2016, there were no restricted stock awards or phantom stock issued under the 2007 Stock Plan.

In February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to the Company's former Chief Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of PROS France and SignalDemand, Inc. As of December 31, 2016, the Company had outstanding equity inducement awards to acquire 7,500 shares of its common stock held by the Company's employees and officers, all of which were time-based RSUs.

Noncash share-based compensation expense for all noncash share-based payment awards granted is determined based on the grant-date fair value of the award. The Company recognizes compensation expense, net of estimated forfeitures, which represents noncash share-based awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Noncash share-based awards typically vest over four years. Stock options are generally granted for a ten-year term. The Company estimates forfeiture rates based on its historical experience for grant years where the majority of the vesting terms have been satisfied. Changes in estimated forfeiture rates are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of noncash share-based compensation expense to be recognized in future periods.
Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income. The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Share-based compensation:
Cost of revenue	$2,267	$3,719	$3,469
Operating expenses:
Selling and marketing	3,824	8,536	6,514
General and administrative	9,040	10,293	8,003
Research and development	5,335	5,316	4,679
Total included in operating expenses	18,199	24,145	19,196
Total share-based compensation expense	$20,466	$27,864	$22,665
At December 31, 2016, there was an estimated $33.8 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.2 years.

Stock options
The following table summarizes the Company’s stock option activity for the year ended December 31, 2016 (number of shares and intrinsic value in thousands):

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2015	829	$12.06
Granted	—	—
Exercised	(95)	9.55
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2016	734	$12.38	0.86	$6,712
Vested and exercisable at December 31, 2016	734	$12.38	0.86	$6,712
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $21.52 and the grant date fair value.
For the years ended December 31, 2016 and 2015, respectively, the Company did not grant any stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.6 million and $4.5 million, respectively.
RSUs (time-based and performance based)

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

The following table summarizes the Company's unvested time and performance-based RSUs as of December 31, 2016, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2015	1,939	$26.75
Granted	1,353	11.69
Vested	(884)	26.62
Forfeited	(171)	20.21
Unvested at December 31, 2016	2,237	$18.05	2.41	$48,148
Expected to vest at December 31, 2016	2,162	$18.18	2.39	$46,516
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2016 of $21.52.
The weighted average grant-date fair value of the time and performance-based RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $11.69, $25.29 and $33.46, respectively.

RSUs (market-based)
During the year ended December 31, 2016, the Company granted 460,000 RSUs with a market-based vesting condition to certain executive employees. These market-based RSUs will vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41.

The following table summarizes the Company's unvested market-based RSUs as of December 31, 2016, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2015	—	$—
Granted	460	11.92
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2016	460	$11.92	3.69	$9,899
Expected to vest at December 31, 2016	430	$11.92	3.69	$9,245
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2016 of $21.52.

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

The assumptions used to value the market-based RSUs granted during the year ended December 31, 2016 were as follows:

December 31, 2016
Volatility	44.98%
Risk-free interest rate	1.08%
Dividend yield	—

The fair value of the market-based RSUs is expensed over the derived service period for each separate vesting tranche. The derived service period for the vesting tranches of the market-based RSUs ranges between 1.01 and 1.98 years.
SARs

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

The following table summarizes the Company's SARs activity for the year ended December 31, 2016 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2015	522	$10.87
Granted	—	—
Exercised	(7)	11.42
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2016	515	$10.86	3.85	$5,487
Exercisable at December 31, 2016	515	$10.86	3.85	$5,487
Vested and expected to vest at December 31, 2016	515	$10.86	3.85	$5,487
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $21.52 and the exercise price of the underlying SARs.
The Company did not grant SARs in 2016, 2015 and 2014.
MSUs

In 2016, 2015 and 2014, the Company granted MSUs to certain executives and senior level employees under the 2007 Stock Plan as part of the 2014 inducement awards grant. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the three year Performance Period. The MSUs vest on January 1, 2016, January 1, 2017, January 1, 2018, March 3, 2018 and March 1, 2019, respectively. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The following table summarizes the Company's MSUs activity for the year ended December 31, 2016 (number of shares and intrinsic value in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2015	563	$41.55
Granted	153	14.29
Exercised	(252)	40.58
Forfeited	(122)	44.47
Expired	—	—
Unvested at December 31, 2016	342	$29.06	1.23	$7,362
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $21.52 and the grant date fair value of the underlying MSUs.

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

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Volatility	44.06%	42.06%	50.86%
Risk-free interest rate	1.04%	0.89%	0.68%
Expected option life in years	2.93	2.95	2.88
Dividend yield	—	—	—

The assumptions related to fiscal years 2015 and 2014 are presented on weighted average basis for the various awards granted throughout the period.

Employee stock purchase plan

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In November 2015, the Board of Directors amended the ESPP plan to increase the discount to 15% of the fair market value of the Company's common stock effective January 1, 2016. The amendment did not change the accounting treatment of the ESPP plan. During the year ended December 31, 2016, the Company issued 65,693 shares under the ESPP. As of December 31, 2016, 383,310 shares remain authorized and available for issuance under the ESPP. As of December 31, 2016, the Company held approximately $0.8 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
12. Income taxes
The income tax provision (benefit) consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$19	$(51)	$(935)
State and Foreign	402	621	790
	421	570	(145)
Deferred:
Federal	51	159	12,334
State	(2)	10	304
Income tax provision	$470	$739	$12,493

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2016, 2015 and 2014, respectively, were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision at the U.S. federal statutory rate	$(25,338)	$(22,124)	$(8,520)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	3	74	49
Nondeductible expenses	457	1,195	653
Acquisition-related expense	(4)	(4)	434
Statutory to GAAP income adjustment	(274)	119	990
Foreign Tax Expense	2	350	837
Nondeductible noncash share based compensation	604	2,201	1,784
Incremental benefits for tax credits	(1,663)	(1,947)	(3,259)
Change in tax rate/income subject to lower tax rates and other	49	(15)	19
Change in valuation allowance	26,634	20,890	19,506
Income tax provision	$470	$739	$12,493

The Company’s effective tax rate was a provision of 1%, 1% and 50% for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company's effective tax rate was impacted primarily by a valuation allowance, nondeductible officer's compensation, foreign taxes, and other nondeductible expenses, partially offset by the R&E credit.

As of December 31, 2016 and 2015, the Company had an income tax receivable of approximately zero and $1.0 million, respectively, which is classified as prepaid and other current assets in the accompanying Consolidated Balance Sheets.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Noncurrent deferred tax liability:
Property and equipment	$(2,114)	$(2,417)
Noncash share based compensation	8,053	10,378
State deferred	242	249
Capitalized software	(1,591)	(1,538)
Amortization	(2,187)	(2,289)
R&E tax credit carryforwards	6,852	5,696
Deferred revenue	2,265	923
Federal Net Operating Losses ("NOLs")	40,671	20,889
State NOLs	1,517	714
State Credits	1,348	1,348
Foreign NOLs	10,663	8,457
Foreign tax credit carryforward	1,795	1,257
Other	1,317	487
Total noncurrent deferred tax assets	68,831	44,154
Less: valuation allowance	(69,049)	(44,321)
Total noncurrent deferred tax liability	(218)	(167)
Total net deferred tax liability	$(218)	$(167)
The net deferred tax liability is classified as other noncurrent liabilities in the accompanying Consolidated Balance Sheets.
The Company has federal and state net operating loss carryforwards related to past acquisitions and current year losses. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of U.S. net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes the past acquisitions were changes in ownership pursuant to Section 382, subjecting federal acquired net operating losses to limitations. According to French law the net operating loss carryforwards are not subject to ownership change limitations.
The federal and foreign net operating loss and R&E tax credit carryforward amount available to be used in future periods, taking into account the 382 annual limitation and current year losses, is approximately $170.0 million and $9.4 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. Also included in net operating losses are $29.0 million of French carryforwards which have no expiration.
The Company has elected the "with-and-without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit reduced taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The Company’s $52.9 million deferred tax asset related to NOL carryforwards is net of $4.2 million of unrealized excess tax benefits related to stock based compensation. The impact of the excess tax benefit will be recognized in additional paid-in capital upon utilization of the Company’s NOL and tax credits carryforward.
As of December 31, 2014, the Company determined it was more likely than not that it would be unable to fully utilize the majority of its U.S. and state deferred tax assets. As a result, the Company had recorded a valuation allowance against those assets to the extent that they cannot be realized through net operating loss carrybacks to prior years. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2016, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2016 and 2015.
Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was immaterial for the years ended December 31, 2016 and 2015. The determination of the related deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practical at this time. The Company is presently investing in international operations located in Europe, North America, and Australia. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
For the years ended December 31, 2016, 2015 and 2014, the Company had $0.2 million, $0.2 million and $0.4 million, respectively, of net unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate. The Company recorded immaterial amounts for interest and penalties as of December 31, 2016, 2015 and 2014, respectively. The Company believes that it is reasonably possible that there will be no change in the unrecognized tax benefits within the next twelve months.
The Company is not aware of any significant income tax examinations in progress at this time. The Company files tax returns in the United States and various state and foreign jurisdictions. The Company is subject to U.S. federal income tax examination for the calendar tax years 2013, 2014 and 2015 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.
The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$192	$395	$349
Changes based on tax positions related to prior year	—	21	46
Changes due to settlement	—	(224)	—
Ending balance	$192	$192	$395
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
As of December 31, 2016, the Senior Notes are not yet convertible.
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
The Senior Notes consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Liability component:
Principal	$143,750	$143,750
Less: debt discount, net of amortization	(21,451)	(27,890)
Net carrying amount	$122,299	$115,860

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
2.0% coupon	$2,880	$2,875
Amortization of debt issuance costs	831	795
Amortization of debt discount	5,608	5,244
Total	$9,319	$8,914
As of December 31, 2016 and 2015, the fair value of the Senior Notes was $120.0 million and $114.1 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity).
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
14. Credit Facility
In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a $50 million secured Credit Agreement (the "Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. In connection with the issuance of the Senior Notes, PROS, Inc. amended the Revolver in December 2014 to, among other things, allow for the Company’s issuance of the Senior Notes, Note Hedge and Warrant.
The Revolver is for a five year term expiring in July 2017 (see Note 21), with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's availability under the revolver plus cash and cash equivalents falls below $20 million (see Note 21) or upon the occurrence of an event of default. As of December 31, 2016, the Company was in compliance with all financial covenants in the Revolver.
As of December 31, 2016 and 2015, less than $0.1 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other long-term assets in the consolidated balance sheets, respectively. For the years ended December 31, 2016 and 2015, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in Other Expense, net in the Consolidated Statements of Comprehensive Income (Loss).
As of December 31, 2016, the Company had no outstanding borrowings under the Revolver.

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
Indemnification
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
Lease commitments
The Company leases office space and office equipment under non-cancellable operating leases that expire at various dates. The Company incurred approximately $4.1 million, $3.5 million and $3.3 million of total rent expense for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
2017	$3,833
2018	2,688
2019	2,263
2020	783
2021	297
2022 and thereafter	74
Total minimum lease payments	$9,938
The Company's headquarters are located in Houston, Texas, where it leases approximately 98,000 square feet of office space. In June 2016, the Company entered into a fifth amendment to this corporate office lease (the "Fifth Lease Amendment"). The Fifth Lease Amendment, among other things, provides for a three year extension, until October 31, 2019, unless earlier terminated or extended pursuant to the terms of the lease.
The Company also has smaller regional offices in London, England; Dublin, Ireland; Paris, France; Toulouse, France; Munich, Germany; Frankfurt, Germany; Sydney, Australia; San Francisco, California; Skokie, Illinois; and Austin, Texas.
In August 2012, the Company entered into a ten year lease for approximately 3,100 square feet of office space in London, United Kingdom. The lease provides an option to terminate the lease in August 2017.
In June 2011, the Company entered into a five year lease for approximately 3,300 square feet of office space in Austin, Texas. In August 2016, the Company signed a second amendment to renew its Austin office lease through September 2018.

As part of the SignalDemand, Inc. acquisition, the Company assumed a lease for approximately 6,600 square feet of office in San Francisco, California. This lease was renewed through December 2020.
As part of the PROS France acquisition, the Company assumed a lease for approximately 14,380 square feet of office space in Toulouse, France, which expires February 24, 2018. As part of the PROS France acquisition, the Company also assumed a lease for approximately 9,666 square feet of office space in Skokie, Illinois, which expires February 28, 2018 with an option to extend the term of the lease for an additional 5 years.
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
The Company had no capital leases at December 31, 2016 and 2015.
16. Segment and geographic information
Operating segments are the components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  The Company sells its pricing and revenue management software to customers in multiple industries and geographies, but has no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.  The company does not allocate costs at a level that would give segment managers the ability to meaningfully evaluate financial performance below the level presented to the CODM. Therefore, the Company believes that it operates in one segment and has a single reporting unit.
Revenue by geography
The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.
International revenue for the years ended December 31, 2016, 2015 and 2014, amounted to approximately $96.5 million, $104.5 million and $103.7 million, respectively, representing 63%, 62% and 56%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2016, 2015 and 2014. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2016		2015		2014
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$56,774	37%	$63,754	38%	$82,086	44%
Other	9,335	6%	10,680	6%	15,365	8%
Subtotal	66,109	43%	74,434	44%	97,451	52%
Europe	44,655	29%	47,514	28%	45,987	25%
Asia Pacific	30,457	20%	30,110	18%	34,170	18%
The Middle East	10,567	7%	14,198	8%	6,239	3%
Africa	1,488	1%	1,990	1%	1,982	1%
Total revenue	$153,276	100%	$168,246	100%	$185,829	100%
17. Concentrations of credit risk
For the years ended December 31, 2016, 2015 and 2014, no customer accounted for 10% or more of revenue. For the year ended December 31, 2016, no customer accounted for 10% or more of accounts receivables, net and unbilled.

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
19. Employee retirement savings plan
The Company sponsors a 401(k) savings plan ("401(k) Plan"). The 401(k) Plan is available to substantially all United States employees and is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. Matching contributions by the Company in 2016, 2015 and 2014 totaled approximately $1.9 million, $1.8 million and $1.4 million, respectively.
20. Quarterly results (Unaudited)
The following table presents certain unaudited quarterly financial data for the years ended December 31, 2016 and 2015. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$39,926	$38,384	$37,038	$37,928
Gross profit	$23,974	$22,742	$20,990	$22,217
Loss from operations	$(16,258)	$(13,116)	$(18,050)	$(17,974)
Net loss attributable to PROS Holdings, Inc.	$(18,513)	$(15,708)	$(20,527)	$(20,477)
Net loss attributable to common stockholders per share:
Basic	$(0.61)	$(0.52)	$(0.68)	$(0.68)
Diluted	$(0.61)	$(0.52)	$(0.68)	$(0.68)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$42,012	$40,866	$41,689	$43,679
Gross profit	$26,599	$25,600	$25,959	$28,678
Loss from operations	$(15,040)	$(15,866)	$(12,868)	$(11,723)
Net loss attributable to PROS Holdings, Inc.	$(17,731)	$(18,182)	$(15,668)	$(14,230)
Net loss attributable to common stockholders per share:
Basic	$(0.60)	$(0.61)	$(0.53)	$(0.48)
Diluted	$(0.60)	$(0.61)	$(0.53)	$(0.48)

21. Subsequent Events
On January 27, 2017, the Company, through its wholly owned subsidiary PROS, Inc., entered into a Seventh Amendment (the "Seventh Amendment") to the Revolver (see Note 14). The Seventh Amendment provides for, among other things, an extension of the maturity date of the Revolver to July 2, 2022, and additional financial covenants with which the Company must comply if the Company's liquidity falls below an amended amount of $50 million or upon the occurrence of an event of default. The remaining material terms of the Revolver remain unchanged, and are summarized in Note 14.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2016	$586	$887	$(713)	$—	$760
2015	$868	$319	$(601)	$—	$586
2014	$1,060	$8	$(200)	$—	$868
Valuation allowance
2016	$44,321	$26,634	$—	$(1,906)	$69,049
2015	$24,027	$20,890	$—	$(596)	$44,321
2014	$1,357	$19,506	$—	$3,164	$24,027
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents valuation allowance adjustments recorded as part of the purchase accounting allocation related to the PROS France and SignalDemand, Inc. acquisitions as well as cumulative translation adjustment.

Item 16. Form 10-K summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. Registrant has elected not to include such summary information.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2017.

PROS Holdings, Inc.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 15, 2017
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 15, 2017
Stefan Schulz

/s/ William Russell	Chairman of the Board	February 15, 2017
William Russell

/s/ Ellen Keszler	Director	February 15, 2017
Ellen Keszler

/s/ Greg B. Petersen	Director	February 15, 2017
Greg B. Petersen

/s/ Leslie J. Rechan	Director	February 15, 2017
Leslie J. Rechan

/s/ Timothy V. Williams	Director	February 15, 2017
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 15, 2017
Mariette M. Woestemeyer

/s/ Ronald F. Woestemeyer	Director	February 15, 2017
Ronald Woestemeyer

Exhibit Index

		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	8/21/2013

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated December 10, 2014, between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

4.3	Global Note, dated December 10, 2014, between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

10.1+	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.		S-1	4/7/2007

10.2+	2007 Equity Incentive Plan.		S-1/A	6/11/2007

10.3+	Form of Non-Qualified Stock Option Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.4+	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.5+	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.6+	Form of Non-Plan Restricted Stock Units Agreement.		S-8	2/24/2014

10.7+	Form of Non-Plan Restricted Stock Units Agreement (France).		S-8	2/24/2014

10.8+	Form of Non-Plan Restricted Stock Units Agreement (Performance France).		S-8	2/24/2014

10.9+	Form of Performance Restricted Stock Unit Agreement.		8-K	9/9/2016

10.10+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-Q	5/2/2013

10.11+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.	X

10.12+	Form of Non-Plan Market Stock Units Agreement.		S-8	2/24/2014

10.13+	2013 Employee Stock Purchase Plan.		8-K	6/7/2013

10.14+	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.		S-1	4/7/2007

10.14.1+	Amendment to Stock Purchase and Stockholders Agreement, dated March 26, 2007, by and among Registrant and certain stockholders.		S-1	4/7/2007

10.15+	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.		S-1/A	6/11/2007

10.16	Office Lease, dated January 31, 2001, by and between PROS Revenue Management L.P. and Houston Community College System.		S-1	4/7/2007

10.16.1	First Amendment to Office Lease, dated March 31, 2006, by and between PROS Revenue Management L.P. and Houston Community College System.		S-1	4/7/2007

10.16.2	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS Revenue Management, L.P. and Houston Community College System.		10-K	2/22/2013

10.16.3	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS Revenue Management, L.P. and Houston Community College System.		8-K	8/3/2011

10.16.4	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS Revenue Management, L.P. and Houston Community College System.		10-K	2/22/2013

10.16.5	Fifth Amendment to Office Lease, dated June 9, 2016, by and between PROS, Inc., and Houston Community College System.		8-K	6/14/2016

10.17+	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Andres Reiner.		10-Q	5/2/2013

10.18+	Employment Agreement, dated as of February 10, 2014, by and between PROS, Inc., PROS Holdings, Inc. and D. Blair Crump.		8-K	2/10/2014

10.19+	Market Stock Units Grant Notice and Market Stock Units Award Agreement, dated as of February 24, 2014, by and between PROS Holdings, Inc. and D. Blair Crump.		S-8	2/24/2014

10.20+	General Release, dated as of August 1, 2016, by and between PROS, Inc. and D. Blair Crump.		8-K	8/1/2016

10.21+	Offer Letter, dated as of January 15, 2015, by and between PROS, Inc. and Stefan Schulz.		8-K	1/20/2015

10.22+	Employment Agreement, dated March 3, 2015, by and between PROS, Inc., PROS Holdings, Inc., and Stefan B. Schulz.		8-K	3/5/2015

10.23+	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and officers.		8-K	8/21/2013

10.24+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.	X

10.25	Tender Offer Agreement, dated October 24, 2013, by and between Registrant and Cameleon Software.		8-K	10/24/2013

10.26	Agreement and Plan of Merger, dated December 16, 2013, by and among PROS, Inc., Pandora Merger Sub Corporation, SignalDemand, Inc. and Fortis Advisors LLC.		8-K	12/16/2013

10.27	Credit Agreement, dated July 2, 2012, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	7/9/2012

10.27.1	Third Amendment to Credit Agreement, dated December 3, 2014, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	12/5/2014

10.27.2	Seventh Amendment to Credit Agreement, dated January 27, 2017, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	2/2/2017

10.28	Purchase Agreement, dated December 4, 2014 by and among Registrant, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein.		8-K	12/10/2014

10.29	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.30	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.31	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.32	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.33	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.34	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.35	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.36	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page 52 of this Annual Report on Form 10-K.
**
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Indicates a management contract or compensatory plan or arrangement.