Form 10-Q
period 2017-03-31
PROS Holdings, Inc.
filed 2017-05-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 31,434,025 as of April 27, 2017.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$111,868	$118,039
Short-term investments	6,000	15,996
Accounts and unbilled receivables, net of allowance of $760	32,744	33,285
Prepaid and other current assets	6,805	6,337
Total current assets	157,417	173,657
Property and equipment, net	14,789	15,238
Intangibles, net	12,074	12,650
Goodwill	20,245	20,096
Other long-term assets	6,202	6,013
Total assets	$210,727	$227,654
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$6,253	$2,744
Accrued liabilities	7,483	7,279
Accrued payroll and other employee benefits	7,391	18,349
Deferred revenue	73,307	68,349
Total current liabilities	94,434	96,721
Long-term deferred revenue	11,561	11,389
Convertible debt, net	123,974	122,299
Other long-term liabilities	628	639
Total liabilities	230,597	231,048
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 35,821,241 and 35,001,236 shares issued, respectively; 31,403,656 and 30,583,651 shares outstanding, respectively	36	35
Additional paid-in capital	179,161	175,678
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(180,466)	(160,259)
Accumulated other comprehensive loss	(4,663)	(4,910)
Total stockholders' equity	(19,870)	(3,394)
Total liabilities and stockholders' equity	$210,727	$227,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	$12,214	$8,201
Maintenance and support	18,076	16,662
Total subscription, maintenance and support	30,290	24,863
License	2,190	3,302
Services	7,649	9,763
Total revenue	40,129	37,928
Cost of revenue:
Subscription	5,937	3,446
Maintenance and support	3,146	3,272
Total cost of subscription, maintenance and support	9,083	6,718
License	65	62
Services	7,461	8,931
Total cost of revenue	16,609	15,711
Gross profit	23,520	22,217
Operating expenses:
Selling and marketing	16,473	18,018
General and administrative	10,408	9,041
Research and development	14,307	13,132
Loss from operations	(17,668)	(17,974)
Convertible debt interest and amortization	(2,394)	(2,287)
Other income (expense), net	32	(58)
Loss before income tax provision	(20,030)	(20,319)
Income tax provision	177	158
Net loss	$(20,207)	$(20,477)

Net loss per share:
Basic and diluted	$(0.65)	$(0.68)
Weighted average number of shares:
Basic and diluted	31,099	30,226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$260	$756
Unrealized (loss) gain on available-for-sale securities	(13)	5
Other comprehensive income (loss), net of tax	247	761
Comprehensive loss	$(19,960)	$(19,716)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(20,207)	$(20,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,033	2,465
Amortization of debt discount and issuance costs	1,675	1,568
Share-based compensation	6,162	5,384
Deferred income tax, net	33	27
Provision for doubtful accounts	—	(96)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	543	1,257
Prepaid expenses and other assets	(666)	458
Accounts payable and other liabilities	3,631	801
Accrued liabilities	434	1,034
Accrued payroll and other employee benefits	(10,957)	(3,203)
Deferred revenue	5,126	8,018
Net cash used in operating activities	(12,193)	(2,764)
Investing activities:
Purchases of property and equipment	(484)	(3,522)
Capitalized internal-use software development costs	(572)	—
Purchases of short-term investments	—	(34,946)
Proceeds from maturities of short-term investments	9,983	2,500
Net cash provided by (used in) investing activities	8,927	(35,968)
Financing activities:
Exercise of stock options	2,198	—
Proceeds from employee stock plans	776	470
Tax withholding related to net share settlement of stock awards	(5,665)	(4,797)
Payments of notes payable	(50)	(38)
Debt issuance costs related to Revolver	(125)	—
Net cash used in financing activities	(2,866)	(4,365)
Effect of foreign currency rates on cash	(39)	27
Net change in cash and cash equivalents	(6,171)	(43,070)
Cash and cash equivalents:
Beginning of period	118,039	161,770
End of period	$111,868	$118,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by dynamic pricing science and machine learning, PROS solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. PROS customers, who are leaders in their markets, benefit from decades of data science expertise infused into its industry solutions. The Company provides its solutions to enterprises across the manufacturing, distribution, and services industries, including automotive and industrial, business-to-business ("B2B") services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. The Company offers its solutions via a SaaS delivery model as well as on a perpetual or term license basis. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Annual Report") filed with the SEC. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a subsidiary where the Company exercises control. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of PROS France SAS, formerly known as Cameleon Software SA ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders' equity.

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

For multiple-element arrangements that contain software and nonsoftware elements such as its subscription services, the Company allocates revenue between the software and software related elements as a group and any nonsoftware elements based on a relative fair value allocation. The Company determines fair value for each deliverable using the selling price hierarchy described above and utilizing VSOE of fair value if it exists.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended March 31, 2017 and 2016, the Company capitalized $0.6 million and zero, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended March 31, 2017 and 2016, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, if any, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three months ended March 31, 2017 and 2016.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs"), and Market Stock Units ("MSUs"). RSUs include (i) time-based awards, and (ii) market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of March 31, 2017 and December 31, 2016, respectively, (in thousands):

Award type	March 31, 2017	December 31, 2016
Stock options	478	734
Restricted stock units (time-based)	2,347	2,237
Restricted stock units (market-based)	460	460
Stock appreciation rights	490	515
Market stock units	347	342

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three months ended March 31, 2017 or 2016.

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

The weighted average assumptions used to value the MSUs granted during the three months ended March 31, 2017 were as follows:

March 31, 2017
Volatility	45.88%
Risk-free interest rate	1.52%
Expected option life in years	3.10
Dividend yield	—

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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificate of deposit that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of March 31, 2017.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $96.8 million and $106.3 million invested in treasury money market funds at March 31, 2017 and December 31, 2016, respectively. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of zero and $10.0 million invested in available-for-sale commercial paper as of March 31, 2017 and December 31, 2016, respectively, and $6.0 million invested in certificate of deposit at March 31, 2017 and December 31, 2016. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three months ended March 31, 2017 and 2016. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. As of March 31, 2017, the Company determined there were no other-than-temporary impairments on its cost method investment.

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

Credit facility
On January 27, 2017, the Company, through its wholly owned subsidiary PROS, Inc., entered into a Seventh Amendment (the "Seventh Amendment") to the $50 million secured Credit Agreement ("Revolver"). The Seventh Amendment provides for, among other things, an extension of the maturity date of the Revolver to July 2, 2022, and additional financial covenants with which the Company must comply if the Company's liquidity falls below an increased amount of $50 million or upon the occurrence of an event of default. The remaining material terms of the Revolver remain unchanged, and are summarized in the Company's Annual Report, Note 14.

As of March 31, 2017, the Company had no outstanding borrowings under the Revolver, and $0.2 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million for the three months ended March 31, 2017 and 2016, primarily related to foreign income taxes and state taxes not based on income. The effective tax rate for both the three months ended March 31, 2017 and 2016 was (1)%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2017. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $4.2 million to accumulated deficit. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance and as such the cumulative adjustment had no net impact on the Company's financial statements. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. In addition, ASU 2016-09 allows companies to account for forfeitures as they occur or estimate expected forfeitures over the course of a vesting period; the Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

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

The Company continues to assess all potential impacts of the new standard, and currently believes the most significant impact relates to its accounting for arrangements that include term-based software licenses bundled with maintenance and support, the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs and additional disclosures. Under current GAAP, the revenue attributable to these term-based software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard, the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. In addition, under current GAAP, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related contract. Under the new standard, the Company will defer all incremental costs related to the customer contract and will amortize these costs over the expected period of customer benefit. While the Company currently expects revenue related to professional services and subscription services to remain substantially unchanged, it is still in the process of evaluating the impact of the new standard on these types of customer arrangements, including the impact of the deferral of incremental costs of obtaining a contract with a customer.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. Lessor accounting remains largely unchanged from current guidance, however, ASU 2016-02 provides improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates step two from the goodwill impairment test. Under the amendments in this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual reporting periods beginning after December 15, 2019; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of ASU 2017-04 on its condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net loss	$(20,207)	$(20,477)
Denominator:
Weighted average shares (basic)	31,099	30,226
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	31,099	30,226
Basic loss per share	$(0.65)	$(0.68)
Diluted loss per share	$(0.65)	$(0.68)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.5 million and 2.0 million for the three months ended March 31, 2017 and 2016, respectively. Basic shares were used to calculate loss per share for the three months ended March 31, 2017 and 2016.

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

4. Noncash Share-based Compensation

During the three months ended March 31, 2017, the Company granted 891,390 RSUs with a weighted average grant-date fair value of $21.38 per share. The Company also granted 110,100 MSUs with a weighted average grant-date fair value of $26.99 to certain executive employees during the three months ended March 31, 2017. These MSUs vest on March 1, 2020 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the three months ended March 31, 2017.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Share-based compensation:
Cost of revenue	$575	$599
Operating expenses:
Selling and marketing	1,273	1,780
General and administrative	2,802	1,730
Research and development	1,512	1,275
Total included in operating expenses	5,587	4,785
Total share-based compensation expense	$6,162	$5,384

In January 2017, the number of shares available for issuance increased by 900,000 to 10,868,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). The 2007 Stock Plan expired on March 26, 2017. On March 24, 2017, the Board of Directors adopted the 2017 Equity Incentive Plan (2017 Stock Plan), and recommended that the Company’s stockholders approve the 2017 Stock Plan. The 2017 Stock Plan, if approved by the stockholders, would reserve an aggregate amount of 2,500,000 shares for issuance.

At March 31, 2017, the Company had an estimated $49.4 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three months ended March 31, 2017, the Company issued 50,927 shares, respectively, under the ESPP. As of March 31, 2017, 332,383 shares remain authorized and available for issuance under the ESPP. As of March 31, 2017, the Company held approximately $0.4 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

As of March 31, 2017, the Senior Notes are not yet convertible.

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

The Senior Notes consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(19,776)	(21,451)
Net carrying amount	$123,974	$122,299

Equity component (1)	$28,714	$28,714
(1) Recorded in the consolidated balance sheet within additional paid-in capital, net of $1.2 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Senior Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
2.0% coupon	$719	$719
Amortization of debt issuance costs	214	204
Amortization of debt discount	1,461	1,364
Total	$2,394	$2,287

As of March 31, 2017 and December 31, 2016, the fair value of the Senior Notes was $125.4 million and $120.0 million, respectively. The fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and carrying value of the debt instrument (carrying value excludes the equity component of the Company's convertible notes classified in equity), which represents level 2 in the fair value hierarchy.

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

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates.

As of March 31, 2017, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2017	$2,873
2018	2,736
2019	2,268
2020	787
2021	301
2022 and thereafter	75
Total minimum lease payments	$9,040

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

Overview

PROS is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by dynamic pricing science and machine learning, our solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. Our customers, who are leaders in their markets, benefit from decades of data science expertise infused into our industry solutions. We also provides professional services to implement our software solutions.

Q1 2017 Financial Overview

In 2016, we reached several key milestones in our cloud transformation efforts while continuing to enable our customers to leverage our data science driven solutions to help them compete in modern commerce. In the first quarter of 2017, we continued to make substantial progress in the execution of our cloud-first strategy, as our subscription revenue increased by 49% for the three months ended March 31, 2017 as compared to the same period in 2016, and our recurring revenue, which consists of maintenance and subscription revenue, grew by 22% over the first quarter of 2016.

Cash used in operating activities was $12.2 million for the three months ended March 31, 2017, as compared to $2.8 million for the three months ended March 31, 2016, primarily due to the net impact of working capital changes, mainly driven by the decrease in accrued payroll and other employee benefits due to the payment of the annual incentive in the period.

Free cash flow is a key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow use for the three months ended March 31, 2017 was $13.2 million, compared to $6.3 million for the three months ended March 31, 2016. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(12,193)	$(2,764)
Purchase of property and equipment	(484)	(3,522)
Capitalized internal-use software development costs	(572)	—
Free Cash Flow	$(13,249)	$(6,286)

Total deferred revenue was $84.9 million as of March 31, 2017, as compared to $79.7 million as of December 31, 2016, an increase of $5.1 million, or 6%, primarily due to an increase in subscription deferred revenue.

Revenue by Geography

The following geographic information is presented for the three months ended March 31, 2017 and 2016. PROS categorizes geographic revenues based on the location of the customer's headquarters. Because our contracts are predominately denominated in U.S. dollars, we have limited exposure to foreign currency exchange risk as discussed under Item 3 "Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Risk".

	Three Months Ended March 31,
	2017		2016
	Revenue	Percent	Revenue	Revenue
United States of America	$15,830	39%	$14,476	38%
Europe	11,406	29%	10,830	29%
The rest of the world	12,893	32%	12,622	33%
Total revenue	$40,129	100%	$37,928	100%

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

•
In 2016 and in the first quarter of 2017, we sold more subscription-based solutions such as SaaS and subscription cloud-based solutions, and a lower percentage of perpetual licenses. We expect this trend to continue as part of our cloud strategy. Following our cloud strategy announced in 2015, the increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue and deferred more of our revenue recognition to later periods than we have experienced historically.

•
In June 2016, voters in the United Kingdom approved a referendum to exit the European Union, and in November 2016, voters in the U.S. elected a new president. Each of these events created uncertainty regarding the economic, regulatory and social implications for the U.S., the United Kingdom, the European Union and the world in general. In addition, during 2016 and in early 2017, the global economic environment continued to show signs of uncertainty regarding future domestic and global economic growth, and the global financial system experienced numerous ongoing geopolitical issues around the globe. During times of uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness by customers. Certain foreign countries continue to face significant economic, political and social crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. This economic uncertainty may negatively affect the overall demand environment in fiscal 2017, particularly in the U.S. and Europe. These changes, and other effects we cannot anticipate, may negatively impact our business, business operations, results of operations, financial condition and cash flows. We believe that our expanded offerings of industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders continue to focus on projects that quickly deliver value, however the extent to which the current economic conditions will further affect our business is uncertain.

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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	30%	22%
Maintenance and support	45	44
Total subscription, maintenance and support	75	66
License	5	9
Services	19	26
Total revenue	100	100
Cost of revenue:
Subscription	15	9
Maintenance and support	8	9
Total cost of subscription, maintenance and support	23	18
License	—	—
Services	19	24
Total cost of revenue	41	41
Gross profit	59	59
Operating Expenses:
Selling and marketing	41	48
General and administrative	26	24
Research and development	36	35
Total operating expenses	103	106
Convertible debt interest and amortization	(6)	(6)
Other income (expense), net	—	—
Loss before income tax provision	(50)	(54)
Income tax provision	—	—
Net loss	(50)%	(54)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2017	2016	$	%
Subscription	$12,214	$8,201	$4,013	49%
Maintenance and support	18,076	16,662	1,414	8%
Total subscription, maintenance and support	30,290	24,863	5,427	22%
License	2,190	3,302	(1,112)	(34)%
Services	7,649	9,763	(2,114)	(22)%
Total revenue	$40,129	$37,928	$2,201	6%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of customers purchasing our subscription services and add-on revenue from existing customers. The total number of customers generating subscription revenue increased 23% for the three months ended March 31, 2017. We expect our subscription revenue will continue to increase as we focus on the sale of our subscription services over our perpetual license offerings.

Maintenance and support revenue. The increase in maintenance and support revenue was principally a result of the timing of certain cash collections. Since a portion of our maintenance contracts are recognized on a cash basis this may create variability in maintenance revenue. As a result of our cloud strategy, we expect that maintenance revenue will decline in the future.

License revenue. Our license revenue depends on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our cloud strategy, we sold fewer perpetual licenses and experienced a corresponding decrease in license revenue, which included a decrease of $1.7 million in license revenue recognized on a percentage of completion basis, offset by an increase of $0.6 million in license revenue recognized upon software delivery. As a result of our transition to a cloud strategy, we expect to sell a lower percentage of perpetual licenses and sell more subscription services, resulting in lower future license revenue and higher subscription services revenue.

Services revenue. Services revenue declined primarily as a result of several larger customer implementations that were completed in 2016. The decrease was also due to lower levels of professional services required for our new subscription sales, and professional services revenue on certain subscription contracts which is deferred until the customer commences use of the subscription services because the professional services were deemed not to have standalone value. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription service contracts and any additional professional services requested from our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2017	2016	$	%
Cost of subscription	$5,937	$3,446	$2,491	72%
Cost of maintenance and support	3,146	3,272	(126)	(4)%
Total cost of subscription, maintenance and support	9,083	6,718	2,365	35%
Cost of license	65	62	3	5%
Cost of services	7,461	8,931	(1,470)	(16)%
Total cost of revenue	16,609	15,711	898	6%
Gross profit	$23,520	$22,217	$1,303	6%

Cost of subscription. The three-month increase in cost of subscription was primarily attributable to an increase of $2.3 million in infrastructure cost to support our current and anticipated future subscription customer base. The remaining increase in cost of subscription of $0.2 million was related to personnel cost growth commensurate with our subscription revenue growth. The subscription gross profit percentage for the three months ended March 31, 2017 and 2016, was 51% and 58%, respectively.

Cost of maintenance and support. The cost of maintenance and support remained relatively consistent over the three months ended March 31, 2017 as compared to the same period in 2016. The maintenance and support gross profit percentage was 83% and 80% for the three months ended March 31, 2017 and 2016, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three months ended March 31, 2017 and 2016. License gross profit percentages for the three months ended March 31, 2017 and 2016, were 97% and 98%, respectively.

Cost of services. The three-month decrease in cost of services was primarily attributable to a decrease in personnel cost used in our software implementations of $1.2 million and a decrease in other overhead expenses of $0.3 million. Services gross profit percentages for the three months ended March 31, 2017 and 2016, were 2% and 9%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three months ended March 31, 2017 was primarily attributable to an increase of 6% in total revenue as compared to the same periods in 2016.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2017	2016	$	%
Selling and marketing	$16,473	$18,018	$(1,545)	(9)%
General and administrative	10,408	9,041	1,367	15%
Research and development	14,307	13,132	1,175	9%
Total operating expenses	$41,188	$40,191	$997	2%

Selling and marketing expenses. The three-month decrease in sales and marketing expenses was attributable to a decrease of $0.5 million in noncash share-based compensation expense, primarily related to the change in employment status of our former Chief Operating Officer in July 2016. The remaining decrease of $1.0 million was primarily related to the timing of certain sales and marketing events and a decrease in other overhead expenses.

General and administrative expenses. The three-month increase in general and administrative expenses was primarily attributable to an increase of $1.1 million in noncash share-based compensation expense and $0.8 million in personnel costs and contract labor, partially offset by a $0.5 million decrease in legal and other overhead expenses.

Research and development expenses. The three-month increase in research and development expenses was primarily attributable to an increase of $0.7 million in personnel cost as a result of an increase in headcount to support our current and future product development and growth objectives, and an increase of $0.5 million in non-personnel costs and related overhead expenses associated with higher personnel cost.

Other income (expense), net:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2017	2016	$	%
Convertible debt interest and amortization	$(2,394)	$(2,287)	$(107)	5%
Other income (expense), net	$32	$(58)	$90	(155)%

Convertible debt interest and amortization. The convertible debt expense for the three months ended March 31, 2017 and 2016 related to coupon interest and amortization of debt discount and issuance costs attributable to our Senior Notes issued in December 2014.

Other income (expense) net. Other income (expense), net changed by $0.1 million during the three months ended March 31, 2017, primarily due to the impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2017	2016	$	%
Effective tax rate	(1)%	(1)%	n/a	n/a
Income tax provision	$177	$158	$19	12%

Income tax provision. The tax provision of $0.2 million for the three months ended March 31, 2017 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1)% for both the three months ended March 31, 2017 and 2016. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and the limitation on deductibility of certain officers’ compensation. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1)% tax rate for the three months ended March 31, 2017 and 2016 are due to foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on our deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Liquidity and Capital Resources

At March 31, 2017, we had $111.9 million of cash and cash equivalents and $63.0 million of working capital as compared to $118.0 million of cash and cash equivalents and $76.9 million of working capital at December 31, 2016. In addition, we had $6.0 million and $16.0 million of short-term investments as of March 31, 2017 and December 31, 2016, respectively.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash used in operating activities	$(12,193)	$(2,764)
Net cash provided by (used in) investing activities	8,927	(35,968)
Net cash used in financing activities	(2,866)	(4,365)
Cash and cash equivalents (beginning of period)	118,039	161,770
Cash and cash equivalents (end of period)	$111,868	$118,700

Net cash used in operating activities. The $9.4 million increase in net cash used in operating activities was primarily due to the net impact of working capital changes, mainly driven by the decrease in accrued payroll and other employee benefits due to the payment of the annual incentive in the period.

Net cash provided by (used in) investing activities. The $44.9 million increase in net cash provided by investing activities was primarily due to $42.4 million related to the timing of purchases and maturities of short-term investments. In addition, capital expenditures decreased by $3.0 million and capitalized internal-use software increased by $0.6 million in the three months ended March 31, 2017 as compared to the same period in 2016.

Net cash used in financing activities. The decrease of $1.5 million in net cash used in financing activities was primarily the result of higher proceeds from the exercise of stock options and employee stock plans, increasing $2.2 million and $0.3 million, respectively, partially offset by an increase of $0.9 million in tax withholdings on vesting of employee share-based awards and payment of $0.1 million in debt issuance costs on the Revolver renewal.

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

Credit facility

In July 2012, we entered into the Revolver. In January 2017, we extended the maturity date of the Revolver through July 2022. There were no outstanding borrowings under the Revolver as of March 31, 2017. As of March 31, 2017, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2017 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three months ended March 31, 2017 by approximately $0.2 million. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland, Australia and United Arab Emirates. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of March 31, 2017, the Company had no borrowings under the Revolver.

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

As of March 31, 2017, we had $143.8 million principal amount of Senior Notes outstanding which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Senior Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2017. Based on our evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, concluded that there have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2017, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

10.1	Seventh Amendment to Credit Agreement, dated January 27, 2017, by and between PROS, Inc. and Wells Fargo Bank, National Association.		8-K	333-141884	2/2/2017

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

May 2, 2017	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 2, 2017	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)