Form 10-Q
period 2017-06-30
PROS Holdings, Inc.
filed 2017-08-03
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 31,788,932 as of August 1, 2017.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$197,969	$118,039
Short-term investments	6,000	15,996
Accounts and unbilled receivables, net of allowance of $760	33,258	33,285
Prepaid and other current assets	7,011	6,337
Total current assets	244,238	173,657
Property and equipment, net	14,614	15,238
Intangibles, net	11,844	12,650
Goodwill	20,908	20,096
Other long-term assets	6,378	6,013
Total assets	$297,982	$227,654
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$5,300	$2,744
Accrued liabilities	10,420	7,279
Accrued payroll and other employee benefits	9,740	18,349
Deferred revenue	71,348	68,349
Total current liabilities	96,808	96,721
Long-term deferred revenue	13,514	11,389
Convertible debt, net	207,468	122,299
Other long-term liabilities	655	639
Total liabilities	318,445	231,048
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 36,123,975 and 35,001,236 shares issued, respectively; 31,706,390 and 30,583,651 shares outstanding, respectively	36	35
Additional paid-in capital	196,962	175,678
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(199,979)	(160,259)
Accumulated other comprehensive loss	(3,544)	(4,910)
Total stockholders' equity	(20,463)	(3,394)
Total liabilities and stockholders' equity	$297,982	$227,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	$13,434	$9,143	$25,648	$17,344
Maintenance and support	17,132	16,775	35,208	33,437
Total subscription, maintenance and support	30,566	25,918	60,856	50,781
License	1,090	2,457	3,280	5,759
Services	8,750	8,663	16,399	18,426
Total revenue	40,406	37,038	80,535	74,966
Cost of revenue:
Subscription	5,800	4,088	11,737	7,534
Maintenance and support	2,881	3,578	6,027	6,850
Total cost of subscription, maintenance and support	8,681	7,666	17,764	14,384
License	72	99	137	161
Services	7,333	8,283	14,794	17,214
Total cost of revenue	16,086	16,048	32,695	31,759
Gross profit	24,320	20,990	47,840	43,207
Operating expenses:
Selling and marketing	17,172	16,066	33,645	34,084
General and administrative	9,782	9,616	20,190	18,657
Research and development	14,076	13,358	28,383	26,490
Loss from operations	(16,710)	(18,050)	(34,378)	(36,024)
Convertible debt interest and amortization	(2,590)	(2,317)	(4,984)	(4,604)
Other expense, net	(64)	(55)	(32)	(113)
Loss before income tax provision	(19,364)	(20,422)	(39,394)	(40,741)
Income tax provision	149	105	326	263
Net loss	$(19,513)	$(20,527)	$(39,720)	$(41,004)

Net loss per share:
Basic and diluted	$(0.62)	$(0.68)	$(1.27)	$(1.35)
Weighted average number of shares:
Basic and diluted	31,615	30,330	31,357	30,278
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$1,116	$(394)	$1,376	$362
Unrealized gain (loss) on available-for-sale securities	3	21	(10)	26
Other comprehensive income (loss), net of tax	1,119	(373)	1,366	388
Comprehensive loss	$(18,394)	$(20,900)	$(38,354)	$(40,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(39,720)	$(41,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,005	4,973
Amortization of debt discount and issuance costs	3,510	3,166
Share-based compensation	12,094	11,253
Deferred income tax, net	33	42
Provision for doubtful accounts	—	(139)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	137	2,480
Prepaid expenses and other assets	(981)	(804)
Accounts payable and other liabilities	2,838	(1,454)
Accrued liabilities	287	640
Accrued payroll and other employee benefits	(8,601)	(2,246)
Deferred revenue	5,089	13,721
Net cash used in operating activities	(21,309)	(9,372)
Investing activities:
Purchases of property and equipment	(695)	(5,339)
Capitalized internal-use software development costs	(1,308)	(72)
Purchases of short-term investments	—	(88,928)
Proceeds from maturities of short-term investments	9,983	49,500
Net cash provided by (used in) investing activities	7,980	(44,839)
Financing activities:
Exercise of stock options	5,276	14
Proceeds from employee stock plans	776	470
Tax withholding related to net share settlement of stock awards	(5,754)	(4,839)
Payments of notes payable	(155)	(91)
Debt issuance costs related to Revolver	(125)	—
Proceeds from issuance of convertible debt, net	93,500	—
Net cash provided by (used in) financing activities	93,518	(4,446)
Effect of foreign currency rates on cash	(259)	38
Net change in cash and cash equivalents	79,930	(58,619)
Cash and cash equivalents:
Beginning of period	118,039	161,770
End of period	$197,969	$103,151
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended June 30, 2017 and 2016, the Company capitalized $0.8 million and $0.1 million, respectively, and for the six months ended June 30, 2017 and 2016, the Company capitalized $1.4 million and $0.1 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and six months ended June 30, 2017 and 2016, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2017 and 2016.

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

The following table presents the number of shares or units outstanding for each award type as of June 30, 2017 and December 31, 2016, respectively, (in thousands):

Award type	June 30, 2017	December 31, 2016
Stock options	215	734
Restricted stock units (time-based)	2,294	2,237
Restricted stock units (market-based)	460	460
Stock appreciation rights	391	515
Market stock units	347	342

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and six months ended June 30, 2017 or 2016.

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

The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2017 were as follows:

June 30, 2017
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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificate of deposit that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of June 30, 2017.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $117.9 million and $106.3 million invested in treasury money market funds at June 30, 2017 and December 31, 2016, respectively. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of zero and $10.0 million invested in available-for-sale commercial paper as of June 30, 2017 and December 31, 2016, respectively, and $6.0 million invested in certificate of deposit at June 30, 2017 and December 31, 2016. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three and six months ended June 30, 2017 and 2016. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. As of June 30, 2017, the Company determined there were no other-than-temporary impairments on its cost method investment.

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

As of June 30, 2017, the Company had no outstanding borrowings under the Revolver, and $0.2 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2017 and 2016, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.1 million for the three months ended June 30, 2017 and 2016, and $0.3 million for the six months ended June 30, 2017 and 2016, primarily related to foreign income taxes and state taxes not based on income. The effective tax rate for both the three and six months ended June 30, 2017 and 2016 was (1)%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” which clarifies the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligation and Licensing" which clarifies the implementation of guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the disclosure requirements for an entity that retrospectively applies the guidance in Topic 606. These standards are effective for the Company in the first quarter of fiscal 2018. The Company expects to adopt this updated standard on a modified retrospective basis and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The Company continues to assess all potential impacts of the new standard on its consolidated financial statements and related disclosures, and currently believes the most significant impact relates to its accounting for arrangements that include term-based software licenses bundled with maintenance and support, the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs, and additional disclosures. Under current GAAP, the revenue attributable to these term-based software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard, the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. In addition, under current GAAP, the Company defers only direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related contract. Under the new standard, the Company will defer all incremental costs related to the customer contract and will amortize these costs over the expected period of customer benefit. While the Company currently expects revenue related to professional services and subscription services to remain substantially unchanged, it is still in the process of evaluating the impact of the new standard on these types of customer arrangements, including the impact of the deferral of incremental costs of obtaining a contract with a customer.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss	$(19,513)	$(20,527)	$(39,720)	$(41,004)
Denominator:
Weighted average shares (basic)	31,615	30,330	31,357	30,278
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	31,615	30,330	31,357	30,278
Basic loss per share	$(0.62)	$(0.68)	$(1.27)	$(1.35)
Diluted loss per share	$(0.62)	$(0.68)	$(1.27)	$(1.35)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.1 million and 2.0 million for the three months ended June 30, 2017 and 2016, respectively, and 2.2 million and 2.0 million for the six months ended June 30, 2017 and 2016, respectively. Basic shares were used to calculate loss per share for the three and six months ended June 30, 2017 and 2016.

Since the Company has the intention and ability to settle the principal amount of its Notes (see Note 5) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 and $48.63 per share, for the 2019 Notes and 2047 Notes, respectively.

4. Noncash Share-based Compensation

During the three months ended June 30, 2017, the Company granted no RSUs, MSUs, stock options and SARs.

During the six months ended June 30, 2017, the Company granted 891,390 RSUs with a weighted average grant-date fair value of $21.38 per share. The Company also granted 110,100 MSUs with a weighted average grant-date fair value of $26.99 to certain executive employees during the six months ended June 30, 2017. These MSUs vest on March 1, 2020 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the six months ended June 30, 2017.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation:
Cost of revenue	$515	$577	$1,090	$1,176
Operating expenses:
Selling and marketing	1,131	1,697	2,404	3,477
General and administrative	2,880	2,302	5,682	4,032
Research and development	1,406	1,293	2,918	2,568
Total included in operating expenses	5,417	5,292	11,004	10,077
Total share-based compensation expense	$5,932	$5,869	$12,094	$11,253

In January 2017, the number of shares available for issuance increased by 900,000 to 10,868,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). The 2007 Stock Plan expired on March 26, 2017. On March 24, 2017, the Board of Directors adopted the 2017 Equity Incentive Plan (2017 Stock Plan), and recommended that the Company’s stockholders approve the 2017 Stock Plan. The 2017 Stock Plan was approved by the stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance.

At June 30, 2017, the Company had an estimated $42.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the six months ended June 30, 2017, the Company issued 50,927 shares under the ESPP. As of June 30, 2017, 332,383 shares remain authorized and available for issuance under the ESPP. As of June 30, 2017, the Company held approximately $0.8 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

5. Convertible Debt

The Company issued $143.8 million principal amount of convertible senior notes in December 2014 (the "2019 Notes") and $106.3 million principal amount of convertible senior notes in June 2017 (the "2047 Notes" and collectively with the 2019 Notes, the "Notes"). The interest rates for the Notes are fixed at 2.0% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015 for the 2019 Notes, and on December 1, 2017 for the 2047 Notes. The 2019 Notes mature on December 1, 2019, unless redeemed or converted in accordance with their terms prior to such date. The 2047 Notes mature on June 1, 2047, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2019 Notes will initially be convertible into 29.5972 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $33.79 per share. Each $1,000 of principal amount at maturity of the 2047 Notes had an issue price of $880, and will initially be convertible into 20.5624 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $48.63 per share. The initial conversion prices for each of the Notes is subject to adjustment upon the occurrence of certain specified events. An amount equal to the difference between the issue price and the principal amount at maturity will accrete to the 2047 Notes in accordance with the schedule set forth in the 2047 Notes. The issue price plus such accreted amount of the 2047 Notes is referred to herein as the “accreted principal amount.” On June 1, 2022, the accreted principal amount will accrete to 100% of the principal amount at maturity.

The Notes are each general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

On or after September 1, 2019 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2019 Notes regardless of the contingent conversion conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2019 Notes.

On or before June 1, 2021, and subject to the satisfaction of certain conditions, the Company is entitled to elect to redeem all or any portion of the 2047 Notes at a redemption price equal to 100% of the accreted principal amount of the 2047 Notes, plus accrued and unpaid interest to, but excluding, the redemption date, if the daily volume weighted average price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period. After June 1, 2021, the Company will be entitled to elect to redeem all or any portion of the 2047 Notes (without regard to the price of the Company’s common stock) at a redemption price equal to the then current accreted principal amount of the 2047 Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Holders may convert their 2019 Notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2019 only under the following circumstances:

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

•
during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

Holders may convert their 2047 Notes at their option on any day prior to the close of business on the business day immediately preceding March 1, 2047 under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending September 30, 2017, if the last reported sale price of the Company's common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on each such trading day;

•
during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period") in which the trading price per 2047 Note for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; or

•	upon the occurrence of specified corporate events.

The 2047 Notes will also be convertible, regardless of the foregoing circumstances, at any time from, and including, March 1, 2047 until the close of business on the second scheduled trading day immediately preceding the applicable maturity date. Each holder of the 2047 Notes has the right to require the Company to repurchase for cash all or any portion of such holder's 2047 Notes on June 1, 2022 at a price per $1,000 principal amount of the 2047 Notes equal to the accreted principal amount at maturity plus accrued and unpaid interest to, but excluding, the repurchase date.

If a fundamental change (as defined in the relevant indenture governing the applicable series of Notes) occurs prior to the maturity date, holders of each of the 2019 Notes and 2047 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount at maturity of the Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. If such a fundamental change occurs prior to June 1, 2022, holders of the 2047 Notes may also require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to the then current accreted principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will be required to increase the conversion rate for holders who elect to convert their notes in certain circumstances. Holders who convert their 2047 Notes in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the 2047 Notes) or in connection with a redemption of such 2047 Notes on or prior to June 1, 2021 will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in such indenture.

As of June 30, 2017, the 2019 Notes and the 2047 Notes are not yet convertible.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion options associated with each of the 2019 Notes and 2047 Notes from the respective host debt instrument, which is referred to as debt discount and recorded the conversion option of each of the Notes in stockholders’ equity. The equity component for each notes is not remeasured as long as such Note continues to meet the conditions for equity classification.

In accounting for the transaction costs for each of the notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $4.3 million for the 2019 Notes and $2.7 million for the 2047 Notes, are being amortized to expense over the expected life of each notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.2 million for the 2019 Notes and $0.3 million for the 2047 Notes, were netted with the equity component in stockholders' equity. As of June 30, 2017, no cash payments were made for the debt issuance cost related to the 2047 Notes.

The Notes consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal	$250,000	$143,750
Less: debt discount and issuance cost, net of amortization	(42,532)	(21,451)
Net carrying amount	$207,468	$122,299

Equity component (1)	$37,560	$28,714
(1) Recorded within additional paid-in capital in the consolidated balance sheet. As of June 30, 2017, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
2.0% coupon	$772	$719	$1,491	$1,438
Amortization of debt issuance costs	228	207	442	411
Amortization of debt discount	1,590	1,391	3,051	2,755
Total	$2,590	$2,317	$4,984	$4,604

As of June 30, 2017 and December 31, 2016, the fair value of the principal amount of the Notes was $247.9 million and $141.1 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

As of June 30, 2017, the remaining life of the 2019 Notes and the 2047 Notes is approximately 29 months and 59 months, respectively.

Note Hedge and Warrant Transactions

Concurrently with the offering of the 2019 Notes, the Company entered into separate convertible note hedge (the "Note Hedge") and warrant (the "Warrant") transactions. Taken together, the purchase of the Note Hedge and the sale of the Warrant are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price of the 2019 Notes from $33.79 to $45.48 per share. The total cost of the Note Hedge transaction was $29.4 million. The Company received $17.1 million in cash proceeds from the sale of the Warrant.
Pursuant to the Warrants, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrant, exceeds the strike price of the Warrant, the Warrant will have a dilutive effect on the Company's earnings per share. Holders of the 2019 Notes and Note Hedge will not have any rights with respect to the Warrant, as the Note Hedge is not part of the 2019 Notes or the Warrant. The Warrant is not part of the 2019 Notes or Note Hedge. Both the Note Hedge and Warrant have been accounted for as part of additional paid-in capital.

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

Purchase commitments

In the ordinary course of business, the Company enters in various purchase commitments for goods and services.

In June 2017, the Company entered in a noncancelable agreement with a computing infrastructure vendor that expires on June 30, 2020. The total purchase commitment as of June 30, 2017 was $24 million for the three-year period under the agreement.

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates.

As of June 30, 2017, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2017	$1,849
2018	2,754
2019	2,043
2020	902
2021	415
2022 and thereafter	143
Total minimum lease payments	$8,106

7. Subsequent Events

On August 3, 2017, the Company acquired Vayant Travel Technologies Inc. ("Vayant"), a private company based in Sofia, Bulgaria for approximately $35 million in cash. Vayant is a cloud software company that provides shopping, pricing, and merchandising solutions for the travel industry.

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

Overview

PROS is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by dynamic pricing science and machine learning, our solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. Our customers, who are leaders in their markets, benefit from decades of data science expertise infused into our industry solutions. We also provide professional services to implement our software solutions.

Q2 2017 Financial Overview

In 2016 and again in the first quarter of 2017, we reached key milestones in our cloud transformation efforts while continuing to enable our customers to leverage our data science driven solutions to help them compete in modern commerce. In the second quarter of 2017, we continued to make substantial progress in the execution of our cloud-first strategy, as our subscription revenue increased by 47% for the three months ended June 30, 2017 as compared to the same period in 2016, and our recurring revenue, which consists of maintenance and subscription revenue, grew by 18% over the second quarter of 2016.

Cash used in operating activities was $21.3 million for the six months ended June 30, 2017, as compared to $9.4 million for the six months ended June 30, 2016. The increase in net cash used in operating activities was primarily due to the net impact of working capital changes, mainly driven by the decrease in accrued payroll and other employee benefits due to an increase in the annual incentive paid in the first quarter of 2017 over the amount paid in the first quarter of 2016. In addition, operating cash provided by our deferred revenue decreased approximately $8.6 million in the first half of 2017 primarily as a result of a decrease in license and services deferred revenue.

Free cash flow is a key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and others in evaluating the amount of cash generated by our business operations. Free cash flow use for the three months ended June 30, 2017 was $10.1 million, compared to $8.5 million for the three months ended June 30, 2016. The three-month decrease was primarily attributable to a $2.5 million decrease in operating cash flow. Free cash flow use for the six months ended June 30, 2017 was $23.3 million, compared to $14.8 million for the six months ended June 30, 2016. The six-month decrease was primarily attributable to a $11.9 million decrease in operating cash flow. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(9,116)	$(6,608)	$(21,309)	$(9,372)
Purchase of property and equipment	(211)	(1,817)	(695)	(5,339)
Capitalized internal-use software development costs	(736)	(72)	(1,308)	(72)
Free Cash Flow	$(10,063)	$(8,497)	$(23,312)	$(14,783)

Total deferred revenue was $84.9 million as of June 30, 2017, as compared to $79.7 million as of December 31, 2016, an increase of $5.1 million, or 6%, primarily due to an increase in subscription deferred revenue.

Revenue by Geography

The following geographic information is presented for the three and six months ended June 30, 2017 and 2016. We categorize geographic revenues based on the location of the customer's headquarters. Because our contracts are predominately denominated in U.S. dollars, we have limited exposure to foreign currency exchange risk as discussed under Item 3 "Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Risk".

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$15,199	38%	$13,706	37%	$31,029	38%	$28,182	38%
Europe	11,076	27%	11,238	30%	22,482	28%	22,068	29%
The rest of the world	14,131	35%	12,094	33%	27,024	34%	24,716	33%
Total revenue	$40,406	100%	$37,038	100%	$80,535	100%	$74,966	100%

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through investments in sales and marketing and cloud support and infrastructure. These investments will increase our costs on an absolute basis in the near-term.

•
Since 2016, we have sold more subscription-based solutions and a lower percentage of perpetual licenses as part of our cloud strategy, and we expect this trend to continue. This increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue, and deferred more of our revenue recognition to later periods than we experienced prior to the announcement of our cloud-first strategy in 2015. We also expect that the trend in sales of subscription-based solutions will result in a decrease over time in our maintenance and support revenue over time.

•
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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	33%	25%	32%	23%
Maintenance and support	42	45	44	45
Total subscription, maintenance and support	76	70	76	68
License	3	7	4	8
Services	22	23	20	25
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	11	15	10
Maintenance and support	7	10	7	9
Total cost of subscription, maintenance and support	21	21	22	19
License	—	—	—	—
Services	18	22	18	23
Total cost of revenue	40	43	41	42
Gross profit	60	57	59	58
Operating Expenses:
Selling and marketing	42	43	42	45
General and administrative	24	26	25	25
Research and development	35	36	35	35
Total operating expenses	102	105	102	106
Convertible debt interest and amortization	(6)	(6)	(6)	(6)
Other income (expense), net	—	—	—	—
Loss before income tax provision	(48)	(55)	(49)	(54)
Income tax provision	—	—	—	—
Net loss	(48)%	(55)%	(49)%	(55)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Subscription	$13,434	$9,143	$4,291	47%	$25,648	$17,344	$8,304	48%
Maintenance and support	17,132	16,775	357	2%	35,208	33,437	1,771	5%
Total subscription, maintenance and support	30,566	25,918	4,648	18%	60,856	50,781	10,075	20%
License	1,090	2,457	(1,367)	(56)%	3,280	5,759	(2,479)	(43)%
Services	8,750	8,663	87	1%	16,399	18,426	(2,027)	(11)%
Total revenue	$40,406	$37,038	$3,368	9%	$80,535	$74,966	$5,569	7%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of customers purchasing our subscription services and add-on revenue from existing customers. The total number of customers generating subscription revenue increased 21% and 17%, respectively, for the three and six months ended June 30, 2017. We expect our subscription revenue will continue to increase as we focus on the sale of our subscription services over our perpetual license offerings.

Maintenance and support revenue. The increase in maintenance and support revenue was principally a result of the timing of certain cash collections. Since a portion of our maintenance contracts are recognized on a cash basis this may create variability in maintenance revenue. As a result of our cloud strategy, we expect that maintenance revenue will decline in the future as we sell fewer licenses and more subscription services.

License revenue. Our license revenue depends on the amount of perpetual licenses sold in the period, as well as the timing of revenue recognition. As a result of our cloud strategy, for the three and six months ended June 30, 2017, we sold fewer perpetual licenses and experienced a corresponding decrease in license revenue, which included a decrease of $1.4 million and $3.1 million, respectively, in license revenue recognized on a percentage of completion basis, offset by an increase of approximately zero and $0.6 million, respectively, in license revenue recognized upon software delivery. As a result of our cloud strategy, we expect to sell fewer licenses and more subscription services, resulting in lower future license revenue and higher subscription services revenue.

Services revenue. Services revenue remained effectively unchanged for the three months ended June 30, 2017. Services revenue decreased for the six months ended June 30, 2017 primarily as a result of several larger customer implementations that were completed in 2016. The decrease was also due to lower levels of professional services required for our new subscription sales, and professional services revenue on certain subscription contracts which is deferred until the customer commences use of the subscription services because the professional services were deemed not to have standalone value. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription service contracts and any additional professional services requested from our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Cost of subscription	$5,800	$4,088	$1,712	42%	$11,737	$7,534	$4,203	56%
Cost of maintenance and support	2,881	3,578	(697)	(19)%	6,027	6,850	(823)	(12)%
Total cost of subscription, maintenance and support	8,681	7,666	1,015	13%	17,764	14,384	3,380	23%
Cost of license	72	99	(27)	(27)%	137	161	(24)	(15)%
Cost of services	7,333	8,283	(950)	(11)%	14,794	17,214	(2,420)	(14)%
Total cost of revenue	16,086	16,048	38	—%	32,695	31,759	936	3%
Gross profit	$24,320	$20,990	$3,330	16%	$47,840	$43,207	$4,633	11%

Cost of subscription. The three and six-month increase in cost of subscription was primarily attributable to an increase of $1.7 million and $4.0 million, respectively, in infrastructure cost to support our current and anticipated future subscription customer base. The remaining increase in cost of subscription for the six-month period of $0.2 million was related to personnel cost growth commensurate with our subscription revenue growth. The subscription gross profit percentage for the three months ended June 30, 2017 and 2016, was 57% and 55%, respectively. The subscription gross profit percentage for the six months ended June 30, 2017 and 2016, was 54% and 57%, respectively.

Cost of maintenance and support. The decrease in cost of maintenance and support was primarily attributable to a decrease in personnel cost mainly due to lower utilization of contract labor. The maintenance and support gross profit percentage was 83% and 79% for the three months ended June 30, 2017 and 2016, respectively. The maintenance and support gross profit percentage was 83% and 80% for the six months ended June 30, 2017 and 2016, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and six months ended June 30, 2017 and 2016. License gross profit percentages for the three months ended June 30, 2017 and 2016, were 93% and 96%, respectively. License gross profit percentages for the six months ended June 30, 2017 and 2016, were 96% and 97%, respectively.

Cost of services. The three and six-month decrease in cost of services was primarily attributable to a decrease in personnel cost used in our software implementations of $0.8 million and $2.0 million, respectively, and a decrease in other overhead expenses of $0.2 million and $0.4 million, respectively. Services gross profit percentages for the three months ended June 30, 2017 and 2016, were 16% and 4%, respectively. Services gross profit percentages for the six months ended June 30, 2017 and 2016, were 10% and 7%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three and six months ended June 30, 2017 was primarily attributable to an increase of 9% and 7%, respectively, in total revenue as compared to the same periods in 2016.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Selling and marketing	$17,172	$16,066	$1,106	7%	$33,645	$34,084	$(439)	(1)%
General and administrative	9,782	9,616	166	2%	20,190	18,657	1,533	8%
Research and development	14,076	13,358	718	5%	28,383	26,490	1,893	7%
Total operating expenses	$41,030	$39,040	$1,990	5%	$82,218	$79,231	$2,987	4%

Selling and marketing expenses. The three-month increase in sales and marketing expenses was attributable to the timing of certain sales and marketing events of $1.4 million and an increase in travel expenses of $0.2 million. The increase was partially offset by a decrease of $0.4 million in personnel cost mainly attributable to a decrease in noncash share-based compensation expense, primarily related to the change in employment status of our former Chief Operating Officer in July 2016 and a $0.1 million decrease in intangible amortization.

The six-month decrease in sales and marketing expense was attributable to a decrease of $1.0 million in noncash share-based compensation expense primarily related to the change in employment status of our former Chief Operating Officer in July 2016 and a $0.2 million decrease in intangible amortization. The decrease was partially offset by an increase of $0.6 million in sales and marketing events and an increase of $0.2 million in travel expenses.

General and administrative expenses. The three-month increase in general and administrative expenses was primarily attributable to an increase of $0.6 million in noncash share-based compensation expense, partially offset by a $0.4 million decrease in contract labor and consulting fees.

The six-month increase in general and administrative expenses was primarily attributable to an increase of $1.6 million in noncash share-based compensation expense and $0.7 million in other personnel costs as a result of an increase in headcount, partially offset by a $0.8 million decrease in legal and other overhead expenses.

Research and development expenses. The three and six-month increase in research and development expenses was primarily attributable to an increase of $0.8 million and $2.0 million, respectively, in personnel cost as a result of an increase in headcount to support our current and future product development and growth objectives. This increase was partially offset by an increase in our capitalized internal-use software development costs of $0.6 million and $1.1 million, respectively. The remaining increase in research and development expenses of $0.5 million and $1.0 million, respectively, was attributable to non-personnel costs and related overhead expenses associated with higher personnel cost.

Other expense, net:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Convertible debt interest and amortization	$(2,590)	$(2,317)	$(273)	12%	$(4,984)	$(4,604)	$(380)	8%
Other expense, net	$(64)	$(55)	$(9)	16%	$(32)	$(113)	$81	(72)%

Convertible debt interest and amortization. The convertible debt expense for the three and six months ended June 30, 2017 and 2016 related to coupon interest and amortization of debt discount and issuance costs attributable to our 2019 Notes issued in December 2014 and our 2047 Notes issued in June 2017.

Other expense net. Other expense, net remained consistent for the three months ended June 30, 2017, and changed by $0.1 million during the six months ended June 30, 2017, primarily due to the impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Effective tax rate	(1)%	(1)%	n/a	n/a	(1)%	(1)%	n/a	n/a
Income tax provision	$149	$105	$44	42%	$326	$263	$63	24%

Income tax provision. The tax provision of $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2017 includes foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1)% for both the three and six months ended June 30, 2017 and 2016. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and the limitation on deductibility of certain officers’ compensation. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1)% tax rate for the three and six months ended June 30, 2017 and 2016 are due to foreign and state taxes not based on pre-tax income. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on our deferred tax assets are excluded from the estimated annual Federal effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Liquidity and Capital Resources

At June 30, 2017, we had $198.0 million of cash and cash equivalents and $147.4 million of working capital as compared to $118.0 million of cash and cash equivalents and $76.9 million of working capital at December 31, 2016. We had $6.0 million and $16.0 million of short-term investments as of June 30, 2017 and December 31, 2016, respectively.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our secured Credit Agreement (the "Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. In December 2014, we issued the 2019 Notes and in June 2017, we issued the 2047 Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income, noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents and short-term investments balances, including funds provided by the issuance of our Notes, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash used in operating activities	$(21,309)	$(9,372)
Net cash provided by (used in) investing activities	7,980	(44,839)
Net cash provided by (used in) financing activities	93,518	(4,446)
Cash and cash equivalents (beginning of period)	118,039	161,770
Cash and cash equivalents (end of period)	$197,969	$103,151

Net cash used in operating activities. The $11.9 million increase in net cash used in operating activities was primarily due to the net impact of working capital changes, mainly driven by the decrease in accrued payroll and other employee benefits due an increase in the annual incentive paid in the first quarter of 2017 over the amount paid in the first quarter of 2016. In addition, operating cash provided by deferred revenue decreased approximately $8.6 million in the first half of 2017 primarily as a result of a decrease in license and services deferred revenue.

Net cash provided by (used in) investing activities. The $52.8 million increase in net cash provided by investing activities was primarily due to $49.4 million related to the timing of purchases and maturities of short-term investments. In addition, capital expenditures decreased by $4.6 million and capitalized internal-use software increased by $1.2 million in the six months ended June 30, 2017 as compared to the same period in 2016.

Net cash provided by (used in) financing activities. The increase of $98.0 million in net cash provided by financing activities primarily consisted of the proceeds from the issuance of our 2047 Notes of $93.5 million, higher proceeds from the exercise of stock options and employee stock plans, $5.3 million and $0.3 million, respectively, partially offset by an increase of $0.9 million in tax withholdings on vesting of employee share-based awards, payment of $0.1 million in debt issuance costs on the Revolver renewal and an increase $0.1 million for note payable payments.

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

Contractual Obligations and Commitments

Other than the changes described in Note 6, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

In July 2012, we entered into the Revolver. In January 2017, we extended the maturity date of the Revolver through July 2022. There were no outstanding borrowings under the Revolver as of June 30, 2017. As of June 30, 2017, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2017 and 2016, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2017 would result in a loss of approximately $0.1 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and six months ended June 30, 2017 by approximately $0.2 million and $0.4 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland, Australia and United Arab Emirates. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2017, the Company had no borrowings under the Revolver.

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

As of June 30, 2017, we had outstanding principal amount of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2017. Based on our evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, concluded that there have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as specified below, there have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016:

We incurred indebtedness by issuing the 2019 and 2047 convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.

In June 2017, we issued $106.3 million principal amount of 2.0% convertible senior notes ("2047 Notes") due June 1, 2047, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Each holder of the 2047 Notes has the right to require us to repurchase for cash, such holder’s 2047 Notes on June 1, 2022 on the terms set forth in the note indenture. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. In December 2014, we issued $143.8 million principal amount of 2.0% convertible senior notes ("2019 Notes") due December 1, 2019, unless earlier purchased or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2015.

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

We recently completed our third acquisition, and in the future may continue to enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

In August 2017, we completed our third acquisition with the purchase of Vayant Travel Technologies Inc. ("Vayant"). The purchase of Vayant has required and will continue to require significant management time and attention during the acquisition and integration process. In the future we may continue to acquire other businesses, technologies and products that we intend to complement our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future could provide us with the benefits or achieve the results we anticipated when entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

The market for our products is competitive, and we expect competition to continue to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we compete with sales enablement, configure-price-quote and through Vayant, we now compete with airline shopping and merchandising software. Large companies in these spaces may have advantages over us because of their greater brand name recognition, larger customer bases, broader product portfolios, larger distribution channels, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2017, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	SEC File No.	Filing Date

4.1	Indenture, dated June 21, 2017, between PROS Holdings, Inc. and Wilmington Trust, National Association, as trustee.		8-K	333-141884	6/22/2017

10.1	Ninth Amendment to Credit Agreement, dated June 15, 2017, by and between PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	333-141884	6/15/2017

10.2	Form of Private Placement Purchase Agreement, dated June 15, 2017, between PROS Holdings, Inc. and each purchaser named therein.		8-K	333-141884	6/21/2017

10.3
Agreement and Plan of Merger, dated August 3, 2017, by and among the Company, Wisdom U.S. Merger Sub Corporation, Vayant Travel Technologies, Inc. and NEVEQ Capital Partners, as agent for Target's securityholders thereunder.
			8-K	333-141884	8/3/2017

10.4	2017 Equity Incentive Plan.	X

10.5	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan.	X

10.6	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.	X

10.7	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.	X

10.8	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.	X

10.9	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

August 3, 2017	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2017	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)