Form 10-Q
period 2017-09-30
PROS Holdings, Inc.
filed 2017-10-26
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to .

Commission File Number: 001-33554
___________________________________________________________________________

PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 31,906,987 as of October 23, 2017.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

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

PART I. Financial Information
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$157,359	$118,039
Short-term investments	—	15,996
Accounts and unbilled receivables, net of allowance of $760	34,641	33,285
Prepaid and other current assets	12,123	6,337
Total current assets	204,123	173,657
Property and equipment, net	14,471	15,238
Intangibles, net	28,972	12,650
Goodwill	38,309	20,096
Other long-term assets	6,754	6,013
Total assets	$292,629	$227,654
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$4,203	$2,744
Accrued liabilities	7,693	7,279
Accrued payroll and other employee benefits	13,312	18,349
Deferred revenue	73,092	68,349
Total current liabilities	98,300	96,721
Long-term deferred revenue	18,672	11,389
Convertible debt, net	210,312	122,299
Other long-term liabilities	756	639
Total liabilities	328,040	231,048
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 36,319,135 and 35,001,236 shares issued, respectively; 31,901,550 and 30,583,651 shares outstanding, respectively	36	35
Additional paid-in capital	202,905	175,678
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(221,205)	(160,259)
Accumulated other comprehensive loss	(3,209)	(4,910)
Total stockholders' equity	(35,411)	(3,394)
Total liabilities and stockholders' equity	$292,629	$227,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	$15,809	$9,852	$41,457	$27,196
Maintenance and support	17,124	17,666	52,332	51,103
Total subscription, maintenance and support	32,933	27,518	93,789	78,299
License	603	2,419	3,883	8,178
Services	8,401	8,447	24,800	26,873
Total revenue	41,937	38,384	122,472	113,350
Cost of revenue:
Subscription	7,868	4,808	19,605	12,342
Maintenance and support	2,859	3,416	8,886	10,266
Total cost of subscription, maintenance and support	10,727	8,224	28,491	22,608
License	73	38	210	199
Services	6,924	7,380	21,718	24,594
Total cost of revenue	17,724	15,642	50,419	47,401
Gross profit	24,213	22,742	72,053	65,949
Operating expenses:
Selling and marketing	16,980	13,641	50,625	47,725
General and administrative	10,324	9,253	30,514	27,910
Research and development	14,046	12,964	42,429	39,454
Acquisition-related	613	—	613	—
Loss from operations	(17,750)	(13,116)	(52,128)	(49,140)
Convertible debt interest and amortization	(4,094)	(2,339)	(9,078)	(6,943)
Other income (expense), net	347	(26)	315	(139)
Loss before income tax provision	(21,497)	(15,481)	(60,891)	(56,222)
Income tax (benefit) provision	(271)	227	55	490
Net loss	$(21,226)	$(15,708)	$(60,946)	$(56,712)

Net loss per share:
Basic and diluted	$(0.67)	$(0.52)	$(1.93)	$(1.87)
Weighted average number of shares:
Basic and diluted	31,867	30,469	31,527	30,341
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$329	$176	$1,705	$538
Unrealized gain (loss) on available-for-sale securities	6	(8)	(4)	18
Other comprehensive income (loss), net of tax	335	168	1,701	556
Comprehensive loss	$(20,891)	$(15,540)	$(59,245)	$(56,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(60,946)	$(56,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,047	7,396
Amortization of debt discount and issuance costs	6,363	4,786
Share-based compensation	17,665	14,445
Deferred income tax, net	(453)	64
Provision for doubtful accounts	—	(226)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(141)	12,899
Prepaid expenses and other assets	(6,301)	(746)
Accounts payable and other liabilities	1,734	(2,546)
Accrued liabilities	(473)	887
Accrued payroll and other employee benefits	(5,722)	709
Deferred revenue	11,379	11,885
Net cash used in operating activities	(29,848)	(7,159)
Investing activities:
Purchases of property and equipment	(1,235)	(6,524)
Acquisition of Vayant, net of cash acquired	(34,130)	—
Capitalized internal-use software development costs	(1,996)	(569)
Purchase of intangible assets	(75)	—
Purchases of short-term investments	—	(144,934)
Proceeds from maturities of short-term investments	15,992	96,500
Net cash used in investing activities	(21,444)	(55,527)
Financing activities:
Exercise of stock options	6,347	420
Proceeds from employee stock plans	1,535	1,090
Tax withholding related to net share settlement of stock awards	(7,243)	(5,244)
Payments of notes payable	(155)	(196)
Debt issuance costs related to Revolver	(150)	—
Debt issuance cost related to convertible debt	(2,673)	—
Proceeds from issuance of convertible debt, net	93,500	—
Net cash provided by (used in) financing activities	91,161	(3,930)
Effect of foreign currency rates on cash	(549)	54
Net change in cash and cash equivalents	39,320	(66,562)
Cash and cash equivalents:
Beginning of period	118,039	161,770
End of period	$157,359	$95,208
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by dynamic pricing science and machine learning, PROS solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. PROS customers, who are leaders in their markets, benefit from decades of data science expertise infused into its industry solutions. The Company provides its solutions to enterprises across the manufacturing, distribution, and services industries, including automotive and industrial, business-to-business ("B2B") services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. The Company offers its solutions via a SaaS delivery model as well as on a more limited basis, via perpetual licenses. The Company also provides professional services to implement its software applications as well as business consulting. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended September 30, 2017 and 2016, the Company capitalized $0.7 million and $0.5 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company capitalized $2.2 million and $0.6 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2017, the Company amortized an immaterial amount of capitalized internal-use software development costs. For the three and nine months ended September 30, 2016, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the number of shares or units outstanding for each award type as of September 30, 2017 and December 31, 2016, respectively, (in thousands):

Award type	September 30, 2017	December 31, 2016
Stock options	148	734
Restricted stock units (time-based)	2,180	2,237
Restricted stock units (market-based)	345	460
Stock appreciation rights	391	515
Market stock units	347	342

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and nine months ended September 30, 2017 or 2016.

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

The weighted average assumptions used to value the MSUs granted during the three and nine months ended September 30, 2017 were as follows:

September 30, 2017
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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificate of deposit that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. All of the Company's investments had contractual maturities of less than twelve months as of September 30, 2017.
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

At September 30, 2017 and December 31, 2016, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. As of September 30, 2017, the Company determined there were no other-than-temporary impairments on its cost method investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $144.4 million and $106.3 million at September 30, 2017 and December 31, 2016, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of zero and $10.0 million invested in available-for-sale commercial paper as of September 30, 2017 and December 31, 2016, respectively, and zero and $6.0 million invested in certificate of deposit at September 30, 2017 and December 31, 2016, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the three and nine months ended September 30, 2017 and 2016. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the three and nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Company had no outstanding borrowings under the Revolver, and $0.2 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2017 and 2016, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax benefit of $0.3 million and tax provision of $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and tax provision of $0.1 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to foreign income taxes and state taxes not based on income. The effective tax rate for the three and nine months ended September 30, 2017 was 1% and 0%, respectively. The effective tax rate for both the three and nine months ended September 30, 2016 was (1)%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets, the limitation on deductibility of certain officers’ compensation, and foreign and state taxes not based on income. During the three months ended September 30, 2017, the Company recognized a deferred tax benefit due to the acquisition of Vayant Travel Technologies, Inc. The recorded deferred tax liability was driven by unamortizable intangible assets that required the company to release $0.5 million of valuation allowance. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

The Company continues to assess all potential impacts of the new standard on its consolidated financial statements and related disclosures, and currently believes the most significant impact relates to its accounting for arrangements that include term-based software licenses bundled with maintenance and support, the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs, and additional disclosures. Under current GAAP, the revenue attributable to these term-based software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard, the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. In addition, under current GAAP, the Company defers only direct and incremental commission costs to obtain a contract and amortizes those costs over the term of the related contract. Under the new standard, the Company will defer all incremental costs related to the customer contract and will amortize these costs over the expected period of customer benefit. While the Company currently expects revenue related to professional services and subscription services to remain substantially unchanged, it is still in the process of evaluating the impact of the new standard on these types of customer arrangements, including the impact of the deferral of incremental costs of obtaining a contract with a customer.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Business Combination

On August 3, 2017, the Company acquired Vayant Travel Technologies, Inc. ("Vayant"), a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions. The acquisition of Vayant strengthens the Company's modern commerce solutions for the travel industry and positions it to deliver greater value to its travel customers through an end-to-end offer optimization solution designed to help travel companies deliver personalized offers and expanded choices that drive loyalty and growth.

Since the acquisition date, the Company has included $1.3 million of revenue and $0.5 million of net loss related to Vayant in its consolidated income statement. During the quarter ended September 30, 2017, the Company incurred acquisition-related costs of $0.6 million consisting primarily of advisory, legal fees, and retention of key employees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at August 3, 2017.

The preliminary allocation of the total purchase price for Vayant is as follows (in thousands):

Cash	$1,822
Other current assets	1,235
Noncurrent assets	86
Intangibles	18,600
Goodwill	17,052
Accounts payable and accrued liabilities	(1,668)
Deferred revenue	(600)
Deferred tax liability	(526)
Noncurrent liabilities	(49)
Net assets acquired	$35,952

The following are the identifiable intangible assets acquired (in thousands) and their respective useful lives:

		Useful Life
	Amount	(years)
Developed technology	$11,600	7
Customer relationships	7,000	5
Total	$18,600

In performing the preliminary purchase price allocation, the Company considered, among other factors, its anticipated future use of the acquired assets, analysis of historical financial performance, and estimates of future cash flows from Vayant's products and services. The allocation resulted in acquired intangible assets of $18.6 million. The acquired intangible assets consisted of developed technology and customer relationships and were valued using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue to which a fair value of $0.6 million was ascribed using a cost-plus profit approach.

The Company has made a preliminary determination that $0.5 million of net deferred tax liabilities were assumed on the acquisition date. The deferred tax liability is comprised of the value of intangible assets partially offset by a deferred tax asset related to net operating losses.

The excess of the purchase price over the estimated amounts of net assets as of the effective date of the acquisition was allocated to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Vayant acquisition. These benefits include the expectation that the combined company’s complementary products will strengthen the Company's modern commerce solutions for the travel industry.
The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Vayant, on a pro forma basis, as though the Company had acquired Vayant on January 1, 2016. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except earnings per share)	2017	2016	2017	2016
Total revenue	$42,738	$40,316	$127,522	$118,770
Net loss	(23,150)	(17,081)	(64,496)	(61,815)
Earnings per share - basic and diluted	$(0.73)	$(0.56)	$(2.05)	$(2.04)

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss	$(21,226)	$(15,708)	$(60,946)	$(56,712)
Denominator:
Weighted average shares (basic)	31,867	30,469	31,527	30,341
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	31,867	30,469	31,527	30,341
Basic loss per share	$(0.67)	$(0.52)	$(1.93)	$(1.87)
Diluted loss per share	$(0.67)	$(0.52)	$(1.93)	$(1.87)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.0 million for the three months ended September 30, 2017 and 2016, respectively, and 2.2 million and 1.9 million for the nine months ended September 30, 2017 and 2016, respectively. Basic shares were used to calculate loss per share for the three and nine months ended September 30, 2017 and 2016.

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

5. Noncash Share-based Compensation

During the three months ended September 30, 2017, the Company granted 10,788 RSUs with a weighted average grant-date fair value of $26.09 per share. The Company did not grant any MSUs, stock options and SARs during the three months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company granted 902,178 RSUs with a weighted average grant-date fair value of $21.43 per share. The Company also granted 110,100 MSUs with a weighted average grant-date fair value of $26.99 to certain executive employees during the nine months ended September 30, 2017. These MSUs vest on March 1, 2020 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the Performance Period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the nine months ended September 30, 2017.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation:
Cost of revenue	$479	$544	$1,569	$1,720
Operating expenses:
Selling and marketing	909	(918)	3,313	2,559
General and administrative	2,864	2,235	8,546	6,267
Research and development	1,319	1,331	4,237	3,899
Total included in operating expenses	5,092	2,648	16,096	12,725
Total share-based compensation expense	$5,571	$3,192	$17,665	$14,445

In January 2017, the number of shares available for issuance increased by 900,000 to 10,868,000 under an evergreen provision in the Company's 2007 Equity Incentive Plan ("2007 Stock Plan"). The 2007 Stock Plan expired on March 26, 2017. On March 24, 2017, the Board of Directors adopted the 2017 Equity Incentive Plan (2017 Stock Plan), and recommended that the Company’s stockholders approve the 2017 Stock Plan. The 2017 Stock Plan was approved by the stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. As of September 30, 2017, 2,489,212 shares remain available for issuance under the 2017 Stock Plan.

At September 30, 2017, the Company had an estimated $35.4 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and nine months ended September 30, 2017, the Company issued 41,282 and 92,209 shares, respectively, under the ESPP. As of September 30, 2017, 291,101 shares remain authorized and available for issuance under the ESPP. As of September 30, 2017, the Company held approximately $0.5 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's unaudited condensed consolidated balance sheet.

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

Each $1,000 of principal of the 2019 Notes will initially be convertible into 29.5972 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $33.79 per share. Each $1,000 of principal amount at maturity of the 2047 Notes had an issue price of $880, and will initially be convertible into 20.5624 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $48.63 per share. The initial conversion price for each of the Notes is subject to adjustment upon the occurrence of certain specified events. An amount equal to the difference between the issue price and the principal amount at maturity will accrete to the 2047 Notes in accordance with the schedule set forth in the 2047 Notes. The issue price plus such accreted amount of the 2047 Notes is referred to herein as the “accreted principal amount.” On June 1, 2022, the accreted principal amount will accrete to 100% of the principal amount at maturity.

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

As of September 30, 2017, the 2019 Notes and the 2047 Notes are not yet convertible.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion options associated with each of the 2019 Notes and 2047 Notes from the respective host debt instrument, which is referred to as debt discount and recorded the conversion option of each of the Notes in stockholders’ equity. The equity component for each Note is not remeasured as long as such Note continues to meet the conditions for equity classification.

In accounting for the transaction costs for each of the notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $4.3 million for the 2019 Notes and $2.7 million for the 2047 Notes, are being amortized to expense over the expected life of each notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.2 million for the 2019 Notes and $0.3 million for the 2047 Notes, were netted with the equity component in stockholders' equity. As of September 30, 2017, no cash payments were made for the debt issuance cost related to the 2047 Notes.

The Notes consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$250,000	$143,750
Less: debt discount and issuance cost, net of amortization	(39,688)	(21,451)
Net carrying amount	$210,312	$122,299

Equity component (1)	$37,560	$28,714
(1) Recorded within additional paid-in capital in the consolidated balance sheet. As of September 30, 2017, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
2.0% coupon	$1,250	$719	$2,741	$2,157
Amortization of debt issuance costs	340	209	782	620
Amortization of debt discount	2,504	1,411	5,555	4,166
Total	$4,094	$2,339	$9,078	$6,943

As of September 30, 2017 and December 31, 2016, the fair value of the principal amount of the Notes was $239.7 million and $141.1 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

As of September 30, 2017, the remaining life of the 2019 Notes and the 2047 Notes is approximately 26 months and 56 months, respectively.

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

In June 2017, the Company entered in a noncancelable agreement with a computing infrastructure vendor that expires on June 30, 2020. The purchase commitment as of September 30, 2017 was $19.7 million for the remaining period under the three-year agreement.

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates. As a result of the Vayant acquisition, the Company assumed an operating lease in Sofia, Bulgaria for office space that expires in early 2018. In August 2017, the Company entered into a new operating lease in Sofia to replace the expiring Sofia lease.

As of September 30, 2017, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2017	$569
2018	3,553
2019	2,923
2020	1,443
2021	957
2022 and thereafter	718
Total minimum lease payments	$10,163

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

Q3 2017 Financial Overview

We continue to reach key milestones in our cloud transformation efforts originally announced in June 2015. In the third quarter of 2017, we continued to make substantial progress in the execution of our cloud-first strategy, as our subscription revenue increased by 60% for the three months ended September 30, 2017 as compared to the same period in 2016, and our recurring revenue, which consists of maintenance and subscription revenue, grew by 20% over the third quarter of 2016, and made up 79% of total revenue for the three months ended September 30, 2017.

In August 2017, we acquired Vayant Travel Technologies, Inc. ("Vayant"), a privately held company based in Sofia, Bulgaria. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions. The acquisition of Vayant strengthens our modern commerce solutions for the travel industry and positions us to deliver greater value to our travel customers through an end-to-end offer optimization solution designed to help travel companies deliver personalized offers and expanded choices that drive loyalty and growth.

Cash used in operating activities was $29.8 million for the nine months ended September 30, 2017, as compared to $7.2 million for the nine months ended September 30, 2016. The increase in net cash used in operating activities was primarily due to the net impact of working capital changes, mainly driven by a decrease in operating cash provided by accounts receivable of approximately $13.0 million as a result of $12.9 million of cash generated in the nine months ended September 30, 2016 due to improved collections. In addition, operating cash outflow was impacted by an increase in our prepaid assets for payments for cloud infrastructure and a decrease in accrued payroll and other employee benefits due to an increase in the annual incentive paid in the first quarter of 2017 over the amount paid in the first quarter of 2016.

Free cash flow is a key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and others in evaluating the amount of cash generated by our business operations. Free cash flow use for the three months ended September 30, 2017 was $9.8 million, compared to free cash flow of $0.5 million for the three months ended September 30, 2016. The three-month decrease was primarily attributable to a $10.8 million decrease in operating cash flow. Free cash flow use for the nine months ended September 30, 2017 was $33.2 million, compared to $14.3 million for the nine months ended September 30, 2016. The nine-month decrease was primarily attributable to a $22.7 million decrease in operating cash flow due to our shift to a subscription based revenue model. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(8,539)	$2,213	$(29,848)	$(7,159)
Purchase of property and equipment	(540)	(1,185)	(1,235)	(6,524)
Purchase of intangible assets	(75)	—	(75)	—
Capitalized internal-use software development costs	(688)	(497)	(1,996)	(569)
Free Cash Flow	$(9,842)	$531	$(33,154)	$(14,252)

Total deferred revenue was $91.8 million as of September 30, 2017, as compared to $79.7 million as of December 31, 2016, an increase of $12.0 million, or 15%, primarily due to an increase in subscription deferred revenue.

Revenue by Geography

The following geographic information is presented for the three and nine months ended September 30, 2017 and 2016. We categorize geographic revenues based on the location of the customer's headquarters. Because our contracts are predominately denominated in U.S. dollars, we have limited exposure to foreign currency exchange risk as discussed under Item 3 "Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Risk".

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$15,829	38%	$13,436	35%	$46,858	38%	$41,618	37%
Europe	12,574	30%	10,379	27%	35,056	29%	32,447	29%
The rest of the world	13,534	32%	14,569	38%	40,558	33%	39,285	35%
Total revenue	$41,937	100%	$38,384	100%	$122,472	100%	$113,350	100%

Opportunities, Trends and Uncertainties

We have noted opportunities, trends and uncertainties that we believe are particularly significant to understand our financial results and condition.

•
We believe our market is large and underpenetrated and therefore we intend to continue investing for long-term growth. We have invested, and expect to continue to invest, in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through investments in sales and marketing and cloud support and infrastructure. These investments will increase our costs on an absolute basis in the near-term.

•
Since 2016, we have sold more subscription-based solutions and very few perpetual licenses as part of our cloud strategy, and we expect this trend to continue. This increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue, and deferred more of our revenue recognition to later periods than we experienced prior to the announcement of our cloud-first strategy in 2015. We also expect that the trend in sales of subscription-based solutions will result in a decrease in our maintenance and support revenue over time.

•
Since 2016, the global economic environment has continued to shown signs of uncertainty regarding continued future domestic and global economic growth. Despite generally strong performance in capital markets, certain foreign countries continue to face significant economic, political and social crises, and it is possible that these crises could result in economic deterioration in the markets in which we operate. During times of uncertain economic conditions, we generally experience longer sales cycles, increased scrutiny on purchasing decisions and overall cautiousness by customers. We believe that our industry-specific solutions and innovative technology will enable us to stay competitive in a challenging economic environment as business leaders generally focus on projects that quickly deliver value during uncertain economic conditions.

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

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	38%	26%	34%	24%
Maintenance and support	41	46	43	45
Total subscription, maintenance and support	79	72	77	69
License	1	6	3	7
Services	20	22	20	24
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	13	16	11
Maintenance and support	7	9	7	9
Total cost of subscription, maintenance and support	26	21	23	20
License	—	—	—	—
Services	17	19	18	22
Total cost of revenue	42	41	41	42
Gross profit	58	59	59	58
Operating Expenses:
Selling and marketing	40	36	41	42
General and administrative	25	24	25	25
Research and development	33	34	35	35
Acquisition-related	1	—	1	—
Total operating expenses	100	93	101	102
Convertible debt interest and amortization	(10)	(6)	(7)	(6)
Other income (expense), net	1	—	—	—
Loss before income tax provision	(51)	(40)	(50)	(50)
Income tax (benefit) provision	(1)	1	—	—
Net loss	(51)%	(41)%	(50)%	(50)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Subscription	$15,809	$9,852	$5,957	60%	$41,457	$27,196	$14,261	52%
Maintenance and support	17,124	17,666	(542)	(3)%	52,332	51,103	1,229	2%
Total subscription, maintenance and support	32,933	27,518	5,415	20%	93,789	78,299	15,490	20%
License	603	2,419	(1,816)	(75)%	3,883	8,178	(4,295)	(53)%
Services	8,401	8,447	(46)	(1)%	24,800	26,873	(2,073)	(8)%
Total revenue	$41,937	$38,384	$3,553	9%	$122,472	$113,350	$9,122	8%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of customers purchasing our subscription services and existing customers purchasing additional products and services. The total number of customers generating subscription revenue increased 49% and 40%, respectively, for the three and nine months ended September 30, 2017.

In addition, the increase in subscription revenue included $1.2 million related to our acquisition of Vayant. We expect our subscription revenue will continue to increase as we focus on subscription based sales and phase out perpetual license offerings.

Maintenance and support revenue. The three-month decrease in maintenance and support revenue was principally the result of several customers converting their maintenance contracts to subscription as part of our cloud strategy and to a lesser extent the timing of certain cash collections, as a portion of our maintenance contracts are recognized on a cash basis. The nine-month increase in maintenance and support revenue was principally a result of the timing of certain cash collections. These maintenance contracts may create some variability in maintenance revenue. As a result of our cloud strategy, we expect that maintenance revenue will decline over time as we sell fewer licenses and more subscription services and convert existing maintenance contracts to the cloud.

License revenue. Our license revenue depends on the amount of perpetual licenses sold in the period and the timing of license revenue recognition. As a result of our cloud strategy, for the three and nine months ended September 30, 2017, we sold fewer perpetual licenses and experienced a corresponding decrease in license revenue, which included a decrease of $1.9 million and $5.0 million, respectively, in license revenue recognized on a percentage of completion basis, partially offset by an increase of approximately $0.1 million and $0.7 million, respectively, in license revenue recognized upon software delivery. As a result of our cloud strategy, we expect to sell fewer licenses and more subscription services, resulting in lower future license revenue and higher subscription services revenue.

Services revenue. Services revenue remained effectively unchanged for the three months ended September 30, 2017. Services revenue decreased for the nine months ended September 30, 2017 primarily as a result of large customer implementations completed in 2016. The decrease was also due to lower levels of professional services required for our new subscription sales, and professional services revenue on certain subscription contracts which is deferred until the customer commences use of the subscription because the professional services were deemed not to have standalone value. Services revenue can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested from our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Cost of subscription	$7,868	$4,808	$3,060	64%	$19,605	$12,342	$7,263	59%
Cost of maintenance and support	2,859	3,416	(557)	(16)%	8,886	10,266	(1,380)	(13)%
Total cost of subscription, maintenance and support	10,727	8,224	2,503	30%	28,491	22,608	5,883	26%
Cost of license	73	38	35	92%	210	199	11	6%
Cost of services	6,924	7,380	(456)	(6)%	21,718	24,594	(2,876)	(12)%
Total cost of revenue	17,724	15,642	2,082	13%	50,419	47,401	3,018	6%
Gross profit	$24,213	$22,742	$1,471	6%	$72,053	$65,949	$6,104	9%

Cost of subscription. The three and nine-month increase in cost of subscription was primarily attributable to an increase of $2.8 million and $6.8 million, respectively, in infrastructure cost to support our current and anticipated subscription customer base, which included $1.1 million related to the acquisition of Vayant. The remaining increase in cost of subscription for the three and nine months of $0.3 million and $0.5 million, respectively, was related to personnel cost growth commensurate with our subscription revenue growth. The subscription gross profit percentage for the three months ended September 30, 2017 and 2016, was 50% and 51%, respectively. The subscription gross profit percentage for the nine months ended September 30, 2017 and 2016, was 53% and 55%, respectively.

Cost of maintenance and support. The decrease in cost of maintenance and support was primarily attributable to a decrease in personnel cost mainly due to efficiencies in labor and less maintenance customers. The maintenance and support gross profit percentage was 83% and 81% for the three months ended September 30, 2017 and 2016, respectively. The maintenance and support gross profit percentage was 83% and 80% for the nine months ended September 30, 2017 and 2016, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and nine months ended September 30, 2017 and 2016. License gross profit percentages for the three months ended September 30,

2017 and 2016, were 88% and 98%, respectively. License gross profit percentages for the nine months ended September 30, 2017 and 2016, were 95% and 98%, respectively.

Cost of services. The three and nine-month decrease in cost of services was primarily attributable to a decrease in personnel cost used in our software implementations of $0.3 million and $2.3 million, respectively, and a decrease in other overhead expenses of $0.2 million and $0.6 million, respectively. Services gross profit percentages for the three months ended September 30, 2017 and 2016, were 18% and 13%, respectively. Services gross profit percentages for the nine months ended September 30, 2017 and 2016, were 12% and 8%, respectively. Services gross profit percentages can vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three and nine months ended September 30, 2017 was primarily attributable to an increase of 9% and 8%, respectively, in total revenue as compared to the same periods in 2016.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Selling and marketing	$16,980	$13,641	$3,339	24%	$50,625	$47,725	$2,900	6%
General and administrative	10,324	9,253	1,071	12%	30,514	27,910	2,604	9%
Research and development	14,046	12,964	1,082	8%	42,429	39,454	2,975	8%
Acquisition-related	613	—	613	nm	613	—	613	nm
Total operating expenses	$41,963	$35,858	$6,105	17%	$124,181	$115,089	$9,092	8%

Selling and marketing expenses. The three-month increase in sales and marketing expenses was primarily attributable to an increase of $1.7 million in non-personnel cost, which included $0.5 million intangible amortization related to our acquisition of Vayant, an increase of $0.4 million in travel expenses, $0.4 million in recruiting expenses, $0.3 million for sales and marketing events, and $0.1 million for facility and other overhead expense. The remaining increase was in personnel cost mainly attributable to an increase of $1.8 million in noncash share-based compensation expense, partially offset by a decrease of $1.2 million in severance expense related to the change in employment status of our former Chief Operating Officer in July 2016, an increase of $0.6 million in commissions and $0.4 increase in other personnel costs.

The nine-month increase in sales and marketing expense was primarily attributable to an increase of $2.4 million in non-personnel cost, which included an increase of $0.8 million for sales and marketing events, $0.6 million in travel expenses, $0.5 million in recruiting expenses and $0.5 million intangible amortization related to our acquisition. The remaining increase of $0.5 million was attributable to a $1.7 million increase in personnel cost partially offset by a decrease of $1.2 million in severance expense associated with the change in employment status of our former Chief Operating Officer in July 2016.

General and administrative expenses. The three-month increase in general and administrative expenses was primarily attributable to an increase of $0.9 million in personnel cost mainly driven by $0.6 million in noncash share-based compensation expense and $0.2 million related to our acquisition. The remaining increase of $0.2 million was attributable to facility and other overhead expenses.

The nine-month increase in general and administrative expenses was primarily attributable to an increase of $2.2 million in noncash share-based compensation expense and $0.8 million in other personnel costs as a result of an increase in headcount, which also included $0.2 million related to our acquisition of Vayant. This increase was partially offset by a $0.6 million decrease in legal, facility and other overhead expenses.

Research and development expenses. The three and nine-month increase in research and development expenses was primarily attributable to an increase of $1.1 million and $3.1 million, respectively, in personnel cost as a result of an increase in headcount to support our current and future product development and growth objectives, which also included $0.4 million related to our acquisition of Vayant. This increase was partially offset by an increase in our capitalized internal-use software development costs of $0.2 million and $1.3 million, respectively. The remaining increase in research and development expenses of $0.2 million and $1.2 million, respectively, was attributable to non-personnel costs and related overhead expenses associated with higher personnel cost.

    Acquisition-related expenses. Acquisition-related expenses were $0.6 million for the three and nine months ended September 30, 2017 consisting primarily of advisory and legal fees, accounting and other professional fees, and retention bonuses related to our acquisition and integration of Vayant.

Other expense, net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Convertible debt interest and amortization	$(4,094)	$(2,339)	$(1,755)	75%	$(9,078)	$(6,943)	$(2,135)	31%
Other income (expense), net	$347	$(26)	$373	(1,435)%	$315	$(139)	$454	(327)%

Convertible debt interest and amortization. The convertible debt expense for the three and nine months ended September 30, 2017 and 2016 related to coupon interest and amortization of debt discount and issuance costs attributable to our 2019 Notes issued in December 2014 and our 2047 Notes issued in June 2017.

Other income (expense) net. Other income (expense), net change by $0.4 million and $0.5 million for the three and nine months ended September 30, 2017, primarily due to foreign currency exchange rate fluctuations during the period.

Income tax (benefit) provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Effective tax rate	1%	(1)%	n/a	n/a	—%	(1)%	n/a	n/a
Income tax (benefit) provision	$(271)	$227	$(498)	(219)%	$55	$490	$(435)	(89)%

Income tax (benefit) provision. The tax benefit of $0.3 million and tax provision of $0.1 million, respectively, for the three and nine months ended September 30, 2017 include foreign taxes and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

During the three months ended September 30, 2017, we acquired Vayant which reflected a net deferred tax liability position at acquisition. The additional deferred tax liability allowed us to release $0.5 million of valuation allowance and reflect the deferred tax benefit of the release reducing the total tax expense in the three-month period. The total tax expense of $0.1 million for the nine months ended September 30, 2017 includes foreign and state taxes not based on pre-tax income offset by the benefit recorded for the release of the valuation allowance.

Our effective tax rate was 1% and 0% the three and nine months ended September 30, 2017, respectively, and (1)% for both the three and nine months ended September 30, 2016. The income tax rate varies from the 34% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and the limitation on deductibility of certain officers’ compensation. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the 1% tax rate for the three months ended September 30, 2017 and the (1)% tax rate for the three and nine months ended September 30, 2016 are due to foreign and state taxes not based on pre-tax income and the benefit recorded for the release of the valuation allowance during the three months ended September 30, 2017.

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

Liquidity and Capital Resources

At September 30, 2017, we had $157.4 million of cash and cash equivalents and $105.8 million of working capital as compared to $118.0 million of cash and cash equivalents and $76.9 million of working capital at December 31, 2016. We had zero and $16.0 million of short-term investments as of September 30, 2017 and December 31, 2016, respectively.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our secured Credit Agreement (the "Revolver") with the lenders party thereto and Wells

Fargo Bank, National Association as agent for the lenders party thereto. In December 2014, we issued the 2019 Notes and in June 2017, we issued the 2047 Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. The primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash used in operating activities	$(29,848)	$(7,159)
Net cash used in investing activities	(21,444)	(55,527)
Net cash provided by (used in) financing activities	91,161	(3,930)
Cash and cash equivalents (beginning of period)	118,039	161,770
Cash and cash equivalents (end of period)	$157,359	$95,208

Net cash used in operating activities. The $22.7 million increase in net cash used in operating activities was primarily due to the net impact of working capital changes, mainly driven by a decrease in operating cash provided by accounts receivable of approximately $13.0 million as a result of $12.9 million of cash generated in the nine months ended September 30, 2016 due to improved collections. In addition, operating cash outflow was impacted by an increase in our prepaid assets for payments for cloud infrastructure and a decrease in accrued payroll and other employee benefits due to an increase in the annual incentive paid in the first quarter of 2017 over the amount paid in the first quarter of 2016.

Net cash used in investing activities. The $34.1 million decrease in net cash used in investing activities was primarily due to $64.4 million related to the timing of purchases and maturities of short-term investments, partially offset by the consideration of $34.1 million paid for the acquisition of Vayant and payment of $0.1 million for non-acquisition related intangible assets. In addition, capital expenditures decreased by $5.3 million and capitalized internal-use software increased by $1.4 million in the nine months ended September 30, 2017 as compared to the same period in 2016.

Net cash provided by (used in) financing activities. The increase of $95.1 million in net cash provided by financing activities primarily consisted of the proceeds from the issuance of our 2047 Notes of $93.5 million, higher proceeds from the exercise of stock options and employee stock plans, $5.9 million and $0.4 million, respectively, partially offset by payment of $2.7 million of debt issuance cost on our 2047 Notes, an increase of $2.0 million in tax withholdings on vesting of employee share-based awards and payment of $0.2 million in debt issuance costs on the Revolver renewal.

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

Contractual Obligations and Commitments

Other than the changes described in Note 7, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

In July 2012, we entered into the Revolver. In January 2017, we extended the maturity date of the Revolver through July 2022. There were no outstanding borrowings under the Revolver as of September 30, 2017. As of September 30, 2017, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2017 and 2016, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars. We are exposed to foreign currency exchange risk because we also have contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2017 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is the Company's single most significant foreign currency exposure, would have changed revenue for the three and nine months ended September 30, 2017 by approximately $0.3 million and $0.7 million, respectively. In addition, we have operating subsidiaries in the United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. However, due to the relatively low volume of payments made and received by the Company through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2017, the Company had no borrowings under the Revolver.

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

As of September 30, 2017, we had outstanding principal amount of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2017. Based on our evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2017, we acquired Vayant Travel Technologies, Inc. in an all-cash transaction. See Note 3, "Business Combinations" to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of this acquisition and related financial data. Management has considered this acquisition material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2017. In accordance with SEC guidance, management plans to exclude Vayant Travel Technologies, Inc. from management’s assessment of, and report on, internal controls over financial reporting from the date of the acquisition through December 31, 2017. We are in the process of reviewing the operations of Vayant Travel Technologies, Inc. and evaluating the impact of the acquisition on our internal controls over financial reporting. Excluding this acquisition, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2017, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2017.

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

PROS HOLDINGS, INC.

October 26, 2017	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 26, 2017	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)