Form 10-K
period 2017-12-31
PROS Holdings, Inc.
filed 2018-02-15
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $597.8 million as of June 30, 2017 based upon the closing price for the registrant’s of the common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of February 12, 2018, there were outstanding 32,255,997 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2018 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2017

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
Part I
Item 1. Business
Overview

PROS is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by artificial intelligence, machine learning and proven science, our solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. Our customers benefit from decades of data science expertise infused into our purpose-built industry solutions. We also provide professional services to implement our software solutions.

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

Our Industry

Data-driven decision making is an important driver of business performance. Intense global competition, market volatility and rising costs put pressure on companies to simultaneously drive top-line and bottom-line results. In response to these pressures, we believe companies are increasingly focused on modern commerce software solutions that leverage prescriptive analytics to accelerate the process of converting prospects to customers using data science-based decision-making technology. We also believe that market forces, including increasingly complex business models, uncertain demand for products and services, volatile costs, and exponentially increasing enterprise and market data, will accelerate the demand for software solutions that align critical sales, pricing and revenue management processes to help increase visibility, business agility and customer engagement. We believe the market for solutions that address the needs for companies to improve top-line and bottom-line financial results simultaneously is a large and growing opportunity that spans most major industries.

Our Solutions

PROS modern commerce solutions offer what we believe is a holistic approach to improving revenue and profit performance by helping companies create personalized and frictionless buying experiences for their customers. Our selling and pricing solutions leverage artificial intelligence designed to accelerate the process of converting prospects to customers, using data science-based decision-making technology. Our solutions are designed to enable companies to move pricing and revenue management strategies to leveraging scaled data-driven pricing strategies that are formulated to help increase profit margins by driving profit expansion and protecting against profit erosion. These data-driven insights help identify which customers and prospects of a company are most likely to buy, and what offers and price points are most likely to result in a closed deal. These insights leverage data science based on a company's historic customer transactions, market and other data to uncover customer buying patterns and preferences. This data science embedded in our solutions provides our customers with predictive and prescriptive guidance on key business decisions that drive growth and profitability, including product mix optimization, price forecasting, price optimization, product configuration recommendations, cross-sell and upsell recommendations, attrition detection, and willingness-to-pay. Our solutions also help to increase visibility, business agility and customer engagement by aligning critical sales, pricing and revenue management processes. As a result, our solutions make it easier for companies to configure the correct product(s), set the right price and get a quote into the hands of a customer faster.

We offer our solutions as Software-as-a-Service ("SaaS"). Our subscription services enable our customers to implement, access and use our software on the PROS cloud via an internet connection. We believe our cloud solutions allow our customers to reduce their initial investment in third-party software, hardware, and administration requirements over traditional enterprise software, and also allow smaller customers to cost-effectively leverage our enterprise class infrastructure, infrastructure management, security and other best practices. In addition, as we manage all updates and upgrades of software deployed on the PROS cloud on behalf of our customers, we are able to provide our customers with our latest product innovations in a more uniform way. Over time, we expect that this model will require us to support fewer old versions of our software solutions, which would allow our product development team to focus more effort on creating innovative enhancements to our existing products and developing new products. We offer both single-tenant and multi-tenant solutions under our SaaS model generally via three-year subscriptions with pricing generally based on the number of users, data volume and revenue managed by our software.

Before 2015, we primarily offered perpetual license solutions to our customers. For perpetual licenses, our customers received the perpetual right to use our software. Our license agreements provided customers with the right to use licensed solutions within a specific license scope, including but not limited to revenue, geography, users, and business unit. The vast majority of our software license customers also purchased software maintenance and support, generally for an initial period of two years, then annual renewals thereafter. Software maintenance and support include unspecified software updates and enhancements on a when-and-if-available basis, maintenance releases, and patches released during the term of the support period.

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the processing and database requirements of sophisticated enterprise customers, including those who need to respond to their customers with sub-second electronic response requirements. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer. Our software solutions operate in large, complex and demanding information technology environments.

PROS modern commerce software solutions enable companies across the many industries that we service to improve top-line and bottom-line financial results simultaneously by aligning sales, pricing, product, demand and availability. Our cloud solutions, which enable our customers to provide a consistent buyer experience across channels, include SellingPRO, PricingPRO and RevenuePRO.

Solutions for Selling

Our SellingPRO solutions are comprised of a broad set of configuration, quoting and eCommerce capabilities with data science-driven, actionable insights to deliver sales proposals through prescriptive selling actions, pricing and offer guidance designed to convert more of the right deals at the right price, and with greater speed, accuracy, scale and consistency across all of the customer's sales channels. SellingPRO includes the following editions:

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

•
SellingPRO Opportunity Detection edition applies artificial intelligence and machine learning to analyze transaction activity, uncover buying behavior trends and identify new opportunities. Using techniques such as outlier detection, churn forecasting and clustering algorithms, it finds inconsistent, declining and gap purchasing behaviors at the product level for each customer. These sales opportunity recommendations are then presented to each sales rep in an easy-to-use interface in their familiar CRM environment for instant evaluation and action.

Solutions for Pricing

Our PricingPRO solutions deliver insight into pricing practices, enhances control over pricing execution and provides prescriptive pricing recommendations to the sales team. PricingPRO includes the following editions:

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

Solutions for Revenue Management

Our RevenuePRO solutions are a set of integrated software solutions that enable enterprises in the travel industry, including the airline, hotel and cruise industries, to drive revenue and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These big data solutions provide businesses the tools and processes to help maximize revenue and profitability; quickly adapt to changing market conditions and business objectives; differentiate customers by market and sales channel; effectively conduct real-time negotiations; monitor pricing and revenue management performance; and increase customer loyalty by providing the right products and services to the right customer at the right time. Our RevenuePRO suite of products include the following editions:

•	RevenuePRO Passenger Revenue Management edition manages passenger demand with either leg- or segment-based revenue management.

•	RevenuePRO Group Sales Optimizer edition manages the airline group booking process by determining optimal group availability and pricing.

•
RevenuePRO Real-Time Dynamic Pricing™ edition determines optimal availability based on real-time evaluations and provides real-time availability and pricing to distribution channels, and keeps rules, fares and other data synchronized and deployable across multiple data centers.

•	RevenuePRO Shopping edition is an airfare pricing and shopping engine that delivers fast, accurate and comprehensive flight search results.

•
RevenuePRO Merchandising edition helps airlines to increase conversion and revenues per passenger by selling extra baggage, legroom and other services dynamically. Airlines can upsell at any time in the customer journey using rich content for a superior shopping experience across direct distribution channels.

Technology

Software Architecture.  Our software architecture is based on open standards such as Java, C/C++, HTML5, JavaScript, XML, and HTTP. We have created a component-based design in a service-oriented architecture to develop a flexible, layered framework. This framework supports parallel and independent evolution and innovation in technologies and product features.

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

User Interface.  Our technology provides a rich, browser-based interface that supports both local and remote users. This interface supports a wide variety of interactive charts and other data views, and provides a comprehensive data security model based on user role and scope of responsibility. We also offer capabilities for multiple mobile devices, tablets, CRM systems, and client applications.

Cloud Infrastructure. Our SaaS solutions are fully architected, scaled and managed by PROS to meet enterprise-class data demands. We currently deliver our solutions from enterprise cloud computing platform providers, including Microsoft Azure and IBM Softlayer, as well as from secure co-location data centers operated by third parties. Our infrastructure is designed to achieve high levels of security, scalability, performance and availability. We provide a highly secure computing environment as well as high application availability.
Subscription Services

Our subscription services generally provide customers access to our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis and allow our customers to benefit from our latest cloud solutions, reduce infrastructure, installation, and ongoing administration requirements. We historically also offered cloud-based services to allow existing customers who previously purchased licenses to our software to have access to that software within a cloud-based IT environment that we manage. This allows those customers to reduce infrastructure and ongoing administration requirements as an alternative to their on-premise deployment of our software. We generally offer these services via 24 to 60 month contracts with pricing based on the data volumes, number of users and service levels requested.

Sales and Marketing

We sell and market our software solutions primarily through our direct global sales force and indirectly through resellers and systems integrators. Our sales force is organized by our target markets of the manufacturing, distribution, and services industries, including automotive and industrial, business-to-business ("B2B") services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. Our sales force is responsible for the worldwide sale of our solutions to new and existing customers, and works in concert with our solutions personnel for selling and providing solution demonstrations to new customers.

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
Maintenance and Support

We offer ongoing maintenance and support services for our software solutions using a global model to support our customers across major geographies. Maintenance enrollment entitles a customer to solicit support through a web-based interface which allows the customer to submit and track issues, access our online knowledge base and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis. In addition, our customer support personnel responds to customer issues using an escalation process that prioritizes reported issues based on a defined set of severity levels, as well as assists customers in deploying our standard releases for each software solution by providing release web seminars and documentation. Maintenance fees are an important source of recurring revenue, and we invest significant resources in providing these services. Revenue from maintenance and support services comprised 41%, 45%, and 38% of our total revenue in 2017, 2016 and 2015, respectively. We expect our maintenance revenue will decrease over time as a result of existing customers migrating from our on-premise solutions to our cloud solutions and customers purchasing fewer licenses to our software as a result of our cloud strategy.

Customers

We sell our software solutions to customers across many industries, including manufacturing, distribution, and services industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. Our customers are generally large global enterprises, although we also have customers that are much smaller in scope of operations. In each of 2017, 2016 and 2015, we had no single customer that accounted for 10% or more of revenue.

International Operations

We are a global company that conducts sales, sales support, professional services, product development and support, and marketing around the world. Our headquarters is located in Houston, Texas, and we also have additional field operations through our operating subsidiaries in Australia, Bulgaria, Canada, France, Germany, Ireland, United Arab Emirates, United Kingdom and the United States. We conduct development activities predominantly in Bulgaria, France and the U.S., and also utilize third-party contractors in Bolivia, Colombia and India. We plan to continue to expand our operations in international locations to meet the strategic objectives of our business.

Approximately 63%, 63%, and 62% of our total revenue came from customers outside the U.S. for the years ended December 31, 2017, 2016 and 2015, respectively. Our business, financial condition and results of operations could be adversely impacted by factors, including currency fluctuations or regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 15 of the Notes to the Consolidated Financial Statements.

Seasonality

Historically, we have experienced a higher volume of transactions in the quarter ended December 31, which is our fourth fiscal quarter, and to a lesser extent, during other fiscal quarters. However, our transition to cloud strategy has moderated, and may continue to moderate, our historical seasonality trends.

Competition

The markets for our products and services are competitive, fragmented and rapidly evolving. For example, we have seen consolidation in the quoting software market with large vendors acquiring smaller quoting companies as they attempt to provide end-to-end solutions to drive sales and profit. Today, we are increasingly competing in a sales ecosystem with competitors that all aim to drive effectiveness and efficiency in selling, although we believe no single company has an offering that matches the integrated capabilities of our solutions. We face collective competition from a number of larger and smaller companies. For example, Vendavo and Zilliant compete against the pricing management features of our revenue and profit realization solutions. Others, such as Apptus, Oracle, and Salesforce.com compete against the quoting features of our revenue and profit realization solutions. Yet others, such as Sabre Airline Solutions, Amadeus and AirRM, compete against a portion of our revenue management solutions in the airline industry. Several large enterprise application providers, such as JDA Software and SAP, have developed offerings that include limited pricing and revenue management functionality. Our solutions also compete with custom solutions developed internally by businesses, which require some combination of manual processes, external consultants, spreadsheets and internally-developed software tools.

The number of companies that we compete with has increased in recent years as we expanded into adjacent technologies. We believe our customers consider the following factors when evaluating our solutions versus competitive solutions:

•	customer base;

•	industry domain expertise;

•	breadth and depth of product and service offerings;

•	ability to offer integrated high-value solutions;

•	domain management best practices expertise and delivery;

•	ability for users to configure the solution to their needs;

•	depth of expertise in data and pricing science;

•	real-time solutions;

•	return on investment, total cost of ownership, and time-to-value;

•	product architecture, functionality, performance, reliability and scalability;

•	services and customer support quality;

•	size and quality of partner ecosystem;

•	existing customer relationships; and

•	vendor viability.
We believe that none of our competitors can provide all of the functionality needed to support an organization interested in optimizing sales growth through data science-driven pricing, quoting and revenue management. Our competitors generally compete on price and by bundling their applications with other enterprise applications, and we expect that this will continue in the future. We distinguish ourselves from these vendors through our long history of providing software solutions incorporating data science, machine learning, and/or artificial intelligence, the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, and our proven ability to provide high-value dynamic science-based optimization software to our global customer base across multiple industries. In the future, we believe our competition will continue to increase as more companies move into our market segment and as we expand into adjacent market segments.
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

Research and Development

We believe our software innovation is the foundation of our business and accordingly have made, and continue to make significant investments in research and development for the enhancement of existing products and services and the development of new products and services. We also believe that our long-term investment in artificial intelligence and machine learning of pricing and revenue management differentiates us from our competitors. We are committed to continuing to further development of these high-value solutions as evidenced by our continued investment in research and development. In fiscal 2017, 2016 and 2015, we incurred expenses of $56.0 million, $52.8 million and $46.8 million, respectively, in research and development to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in the U.S. and to a lesser extent in Bulgaria and France.

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

Employees

As of December 31, 2017, we had 1,066 full-time personnel, which included 934 employees and 132 outsourced personnel. We have not experienced any work stoppages and consider our employee relations to be good.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards on June 8, 2017.

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

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure and IBM Softlayer, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to security incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service.

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

Expanding and evolving data privacy laws and regulations could impact our business and expose us to increased liability.

We provide our cloud software solutions globally, including in countries that have more stringent regulations than the U.S., including regulations relating to data privacy and the unauthorized use of, or access to, and retention of commercial and personal information. These data protection laws may be inconsistent across jurisdictions, and are subject to interpretation, particularly in the EU, where the regulatory framework for privacy is actively evolving and is likely to remain uncertain for the foreseeable future. For example, the EU General Data Protection Regulation ("GDPR") becomes effective in May 2018, and imposes new requirements regarding the handling of personal data. The GDPR and other changes in laws or regulations, which enhance protection of certain types of data, could increase our cost of providing our products and services, limit us from offering certain solutions in certain jurisdictions, and could impact our new technology innovation related to artificial intelligence and machine learning. In addition, our cloud software solutions store data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us. Any inability to adequately address privacy concerns, even if unfounded, or to comply with more complex and numerous privacy or data protection laws, regulations and privacy standards, could result in liability to us, damage our reputation, inhibit sales of our solutions and could harm our business, financial condition and results of operations.

Our cloud offerings bring other business and operational risks compared to our legacy on-premises software.

The enterprise cloud computing market is less mature than the market for on-premise enterprise software, and may not be as broadly accepted as on-premise software in the enterprise market, particularly given that customers use our software for important aspects of their business. Prospects and customers may be reluctant or unwilling to use a cloud-based solution due to cost, security, privacy or other concerns, which could delay our sales cycles if we need to educate customers about our cloud solutions. In addition, any errors, defects, disruptions in service or other performance problems could hurt our reputation, may damage our customers’ businesses, our customers could elect to not renew, delay or withhold payment to us, we could lose future sales, or customers may make other claims against us, which could harm our subscription revenues, result in an increase in our provision for doubtful accounts, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

While we plan to increase our focus on migrating our legacy on-premises software customers to our latest cloud solutions in 2018, our existing customers who purchased licenses to our software may have invested substantial personnel and financial resources in our legacy software, and although we intend to continue to support our perpetual license customers. If our migration efforts are not successful, our internal development and customer support teams could find it increasingly difficult and costly to support both traditional software installed by customers and software delivered as a service.

We are experiencing reduced revenues and corresponding cash flow without a corresponding decrease in expenses as a result of our cloud strategy, which may continue for longer than we expect.

We expect our expenses to exceed our revenues and cash flow in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, security, privacy and cloud operations. Our ability to return to profitability depends on our ability to: continue to drive subscription sales, develop enhancements to our existing products and develop new products, build our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, enter into and maintain beneficial channel relationships, appropriately manage our expenses, and identify and acquire companies or assets at attractive valuations. If we are not able to execute on these actions and grow our revenue and corresponding cash flows to offset these expected costs, our business may not grow as we anticipate, our operating results could be adversely affected and we may continue to incur net losses, on a GAAP basis, in the future. Additionally, operating margins on our cloud-only products may be lower than those we have achieved on our more mature products, and our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

We are a multinational corporation, which subjects us to increased risks that may adversely affect our operating results.

The majority of our revenues are derived from our customers outside the U.S. For the years ended December 31, 2017, 2016 and 2015, approximately 63%, 63% and 62% of our total revenue, respectively, was derived from outside the U.S. To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations and financial condition, including our revenue and operating margins, are subject to losses from fluctuations in foreign currency exchange rates.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. We have customers in over 55 countries internationally, which we service through our operations in the U.S. as well as from the United Kingdom, France, Bulgaria, Germany, Canada, Ireland and Australia (through wholly-owned subsidiaries). We expect our international operations to continue to grow.  Among the risks we believe are most likely to affect us with respect to our international sales and operations are:

•	economic conditions in various parts of the world;

•
differing labor and employment regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the U.S., including hourly wage and overtime regulations and employee termination restrictions or related costs;

•	multiple, conflicting and changing data privacy laws and regulations that result in increased complexity and costs;

•	the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	different and more stringent data protection, privacy and other laws, including data localization requirements;

•	unexpected changes in regulatory requirements;

•	less favorable intellectual property laws;

•	new and different sources of competition;

•	costs of compliance and penalties for noncompliance with foreign laws and laws applicable to companies doing business in foreign jurisdictions;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	availability of broadband and network connectivity required for certain of our products;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries; and

•	tariffs and trade barriers, import and export controls and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets.

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

The market for our products is competitive, and we expect competition to continue to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we compete with sales enablement, configure-price-quote, revenue management, and through PROS Travel Commerce (formerly Vayant), we now compete with airline shopping and merchandising software. Large companies in these spaces may have advantages over us because of their greater brand name recognition, larger customer bases, broader product portfolios, larger distribution channels, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position could suffer.

We spend substantial amounts of time and money to enhance our existing products, as well as to research and develop new products. We introduce new products and incorporate additional features, improve functionality or add other enhancements to our existing products in order to meet our customers' demands. Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:
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

We derive most of our revenue from providing our solutions for selling, pricing and revenue management, implementation services and ongoing customer support. The sales and pricing market is evolving rapidly, and it is uncertain whether this software will achieve and sustain high levels of demand and market acceptance. Our success would depend on the willingness of businesses to use sales and pricing software in the manufacturing, distribution and services industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel.

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

While our sales cycle times have improved since we shifted to a cloud strategy in 2015 relative to our prior historical averages, our sales cycle may take several months to over a year. To sell our solutions successfully and obtain an executed contract, we often have to educate our potential customers about the benefits of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the customer's internal evaluation and approval process requirements as well as the customer's budget constraints. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Furthermore, a delay in our ability to obtain a signed agreement or to complete certain contract requirements in a particular quarter could materially reduce our bookings in that quarter. Any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could also have a material adverse effect on our business, financial condition and results of operations.

Failure to sustain our historical renewal rates and pricing would adversely affect our future revenue and operating results.

Our subscription agreements are typically for an initial term of three years, and maintenance and support agreements are typically for an initial term of two years.  Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial term, and some customers elect not to renew. Historically, maintenance and support revenue has represented a significant portion of our total revenue, including approximately 41%, 45% and 38% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Subscription revenue has represented an increasingly significant portion of our total revenue, including approximately 36%, 25% and 17% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers choose not to renew their subscription, maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed. Our opportunity for future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including our customers’ satisfaction with our products and services, the prices of our solutions and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.

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

The sales, pricing, revenue management and configure-price-quote software market is competitive, fragmented and rapidly evolving. Our software solutions compete with both solutions developed internally by businesses as well as those solutions offered by competitors. We believe our principal competition consists of sales, pricing, revenue management and configure-price-quote software vendors, including a number of vendors that provide portions of such software for specific industries; as well as large enterprise application providers that have developed offerings that include sales, pricing, revenue management and configure-price-quote functionality.

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

Our success is highly dependent upon our ability to sell our software solutions to customers in the manufacturing, distribution and services industries, including automotive and industrial, B2B services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions may achieve and sustain the levels of demand and market acceptance that we anticipate. Such uncertainty is attributable to, among other factors, the following:

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

Certain of our software solutions require implementation projects that are subject to significant risks and delays, which if any occurred could negatively impact the effectiveness of our software, resulting in harm to our reputation, business and financial performance.

The implementation of certain our software solutions involves complex, large-scale projects that require substantial support operations, significant resources and reliance on factors that are beyond our control. For example, the success of our implementation projects is heavily dependent upon the quality of data used by our software solutions, and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources. If we are unable to successfully manage the implementation of our software solutions such that those products do not meet customer needs or expectations, we may become involved in disputes with our customers and our business, reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

If our executives and other key personnel are unable to effectively manage our business, or if we fail to attract additional qualified sales, marketing, professional services, product development and other personnel, our revenue and operating results could be adversely affected.

Our future success depends upon the performance and service of our executive officers and other key sales, marketing, development, science and professional services staff. The failure of our executives and key personnel to effectively manage our business or the loss of the services of our executive officers and other key personnel would harm our operations. In addition, our future success could depend in large part on our ability to attract and retain a sufficient number of highly qualified sales, marketing, professional services, product development and other personnel, and there can be no assurance that we may be able to do so. We have continued to add a significant number of new personnel to support our continued growth, and their ability to learn our business and manage it effectively could be important to our continued growth and expansion. In addition, given the highly sophisticated data science included in our solutions, the pool of data scientists and software developers qualified to work on our solutions is limited. The implementation of certain of our software solutions requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for such qualified personnel is intense, and we compete for these individuals with other companies that have greater financial, technical, marketing, service and other resources than we do. If our key personnel are unable to effectively manage our business, or if we fail to attract additional qualified personnel, our operating results could be adversely affected.

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

In June 2017, we issued $106.3 million principal amount of 2.0% convertible senior notes ("2047 Notes") due June 1, 2047, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Each holder of the 2047 Notes has the right to require us to repurchase for cash, such holder’s 2047 Notes on June 1, 2022 on the terms set forth in the note indenture. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. In December 2014, we issued $143.8 million principal amount of 2.0% convertible senior notes ("2019 Notes" and collectively with the 2047 Notes, the "Notes") due December 1, 2019, unless earlier purchased or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Certain of our projects are accounted for on a percentage-of-completion method as well as fixed-fee arrangements and are based on our use of estimates, which if inaccurate, could reduce our revenue and profitability.

Timing of our revenue recognition on our contractual arrangements varies based on the nature of the performance obligations in each contract and the associated contract terms. For projects accounted for on a percentage-of-completion method, the effort required to complete our implementation may be difficult to estimate, as the length of the implementation depends on the number of software solutions purchased and the scope and complexity of the customer’s deployment requirements. Similarly, we may price implementation arrangements on a fixed-fee basis. If we underestimate the amount of effort required to implement our software solutions under these fixed-fee arrangements, our profitability could be reduced. Moreover, if the actual costs of completing the implementation exceed the agreed upon fixed price, we could incur a loss on the arrangement. If we are unable to accurately estimate the overall total man-days required to implement our software solutions, such inaccuracies could result in estimated project costs exceeding contracted revenue, could also have a material effect on the timing of our revenue recognition, and could adversely impact our quarterly or annual operating results.

Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance, in particular those related to revenue recognition, can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

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

The sales, pricing, revenue management, shopping and merchandising software markets are characterized by:

•	rapid technological developments;

•	newly emerging and changing customer requirements; and

•	frequent solution introductions, updates and functional enhancements.

We must introduce enhancements to our existing software solutions in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of software for sales, pricing, configure-price-quote, revenue management, shopping and merchandising generally and of our modern commerce software solutions in particular. Any new functionality we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate material revenue. Furthermore, certain of our competitors could be heavily investing in research and development, and may develop and market new solutions that may compete with, and may reduce the demand for, our software solutions. We cannot provide assurance that we could be successful in developing or otherwise acquiring, marketing and selling new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and selling of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.

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

Our software solutions are complex and may contain undetected defects or errors. Several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software solutions that may contain defects. We have not suffered significant harm from any defects or errors to date. We have in the past issued, and may in the future need to issue, corrective releases of our solutions to correct defects or errors, but we may not be able to detect and correct any such defects or errors before the final implementation of our software solutions. The occurrence of any defects or errors could result in:

•	delayed market acceptance and lost sales of our software solutions;

•	delays in payment to us by customers;

•	damage to our reputation;

•	diversion of our resources;

•	legal claims, including product liability claims, against us;

•	increased maintenance and support expenses; and

•	increased insurance costs.
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

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Sales, pricing, configure-price-quote, revenue management, shopping and merchandising solutions may become increasingly subject to infringement claims as the number of such commercially available solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

•	incur substantial expenses and expend significant management efforts to defend such claims;

•	pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights;

•	cease making, selling or using products that are alleged to incorporate the intellectual property of others;

•	distract management and other key personnel from performing their duties for us;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•	expend additional development resources to redesign our solutions.
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

Contract terms generally obligate us to defend and hold our customers harmless, and to a lesser extent to indemnify our customers for their use of the intellectual property associated with our software or for other third-party products that are incorporated into our solutions and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to compensate our customers under the contractual arrangement with such customers. Our intellectual property defense and indemnification obligations are generally contractually either capped at a very high amount or not capped at all.

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

Risks relating to ownership of our common stock, the 2019 Notes and 2047 Notes

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

Our directors and executive officers collectively control approximately 16% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, D.F. Dent & Company, Riverbridge Partners, Conestoga Capital Advisors, Daruma Capital Management and BlackRock, control approximately 64% of our issued and outstanding common shares. In the event that these stockholders each independently decided to vote for or against matters requiring stockholder approval, they could influence such matters in ways that may not align with your specific interests as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership could affect the market price of our shares if there is a sale by this group of stockholders, and could also have the effect of delaying or preventing a change in control of us even if such change of control could be beneficial to you as a stockholder.

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

Anti-takeover provisions in our Certificate of Incorporation and Bylaws and under Delaware law could make an acquisition of us, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2019 Notes and 2047 Notes, could have a material effect on our reported financial results.

In May 2008, FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 98,000 square feet of office space. We also lease a number of smaller regional offices, including, but not limited to London, England; Toulouse, France; Sofia, Bulgaria; and San Francisco, California, which range from 3,000 to 23,000 square feet. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

In the ordinary course of our business, we may be involved in various legal proceedings and claims. The outcomes of these matters are inherently unpredictable. We are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

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

	Price Range of Common Stock
	Low	High
Year ended December 31, 2017
First Quarter	$20.56	$24.28
Second Quarter	$22.51	$29.87
Third Quarter	$23.41	$29.47
Fourth Quarter	$22.45	$28.29
Year ended December 31, 2016
First Quarter	$9.28	$22.20
Second Quarter	$10.74	$17.53
Third Quarter	$17.06	$22.79
Fourth Quarter	$20.76	$25.55
On February 12, 2018 there were 55 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2012, and ending December 31, 2017. The graph is presented pursuant to the SEC rules and is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2012, in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
PRO	$218.15	$150.25	$125.97	$117.66	$144.61
S&P 500	$129.60	$144.36	$143.31	$156.98	$187.47
Russell 2000 Index	$137.00	$141.84	$133.74	$159.78	$180.79
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
During 2017, we did not make any purchases of our common stock under this program. As of December 31, 2017, $10.0 million remains available under the stock repurchase program.
Recent sales of unregistered securities
There were no unregistered sales of equity securities for the year ended December 31, 2017.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Selected consolidated statement of operations data:
Total revenue	$168,816	$153,276	$168,246	$185,829	$144,837
Gross profit	100,250	89,923	106,836	127,743	101,702
(Loss) Income from operations	(64,943)	(65,398)	(55,497)	(22,407)	3,538
Net (loss) income	(77,926)	(75,225)	(65,811)	(37,551)	3,446
Net (loss) income attributable to common stockholders	$(77,926)	$(75,225)	$(65,811)	$(36,644)	$3,446
Net (loss) income attributable to common stockholders per share:
Basic	(2.46)	(2.47)	(2.23)	(1.27)	0.12
Diluted	(2.46)	(2.47)	(2.23)	(1.27)	0.11
Weighted average number of shares:
Basic	31,627	30,395	29,578	28,915	28,004
Diluted	31,627	30,395	29,578	28,915	30,114
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$160,505	$118,039	$161,770	$161,019	$44,688
Working capital	100,031	76,936	124,571	151,903	72,127
Total assets	288,683	227,654	263,211	300,125	179,828
Long-term obligations	233,637	134,327	121,443	112,740	3,523
Total stockholders’ equity	$(46,979)	$(3,394)	$55,414	$98,999	$111,303

Item 7. Management’s discussion and analysis of financial condition and results of operations
Overview

PROS is a cloud software company powering the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by artificial intelligence, machine learning and proven science, our solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. Our customers benefit from decades of data science expertise infused into our industry solutions. We also provide professional services to implement our software solutions.

Executive Summary

In 2017, we reached several key milestones in our cloud transformation efforts while continuing to enable our customers to leverage our data science driven solutions to help them compete in modern commerce. In 2017, we returned to year-over-year revenue growth. In the fourth quarter of 2017, our subscription revenue exceeded maintenance revenue for the first time, and we also generated positive free cash flow again. Other notable items for the year included:

•	Subscription revenue increased 59% in 2017 over 2016;

•	Recurring revenue, which consists of maintenance and subscription revenue, grew by 22% in 2017 over 2016;

•	Annualized Recurring Revenue ("ARR") was $160.6 million as of December 31, 2017, up 31% year-over-year;

•
Extended PROS modern commerce leadership position in the travel industry by introducing shopping, pricing and merchandising solutions through the acquisition of Vayant Travel Technologies, Inc. ("Vayant") based in Sofia, Bulgaria;

•
Released numerous new innovations enabling modern commerce, including the introduction of Opportunity Detection, to help uncover trends in buying behavior and identify new sales opportunities, the introduction of Monet™, PROS artificial intelligence analyst that delivers data science-driven insights in PROS solutions, and the launch of PROS next-generation Guidance solution, providing customers with an unprecedented level of transparency and self-service capabilities in the PROS cloud;

•
Attained ISO/IEC 27001: 2013 certification, underscoring our commitment to customers by achieving the industry’s most rigorous requirements for cloud security, data privacy, governance, and compliance; and

•	Successfully completed a private offering of $106.3 million aggregate principal amount at maturity of convertible senior notes due 2047.

ARR is one of our key performance metrics to assess the health and trajectory of our overall business. ARR should be viewed independently of revenue, deferred revenue and any other GAAP measure as ARR is a performance metric and is not intended to be combined with any of these items. ARR is defined as contracted recurring revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions, and excludes license agreements recognized as license revenue in accordance with GAAP. Total ARR as of December 31, 2017 was $160.6 million, up from $122.2 million as of December 31, 2016.

Cash used in operating activities was $25.3 million for the year ended December 31, 2017, as compared to $14.3 million for the year ended December 31, 2016, primarily due to a change in working capital as a result of a decrease in accrued payroll and other employee benefits, and an increase in our prepaid assets arising from payments for cloud infrastructure. We expect our operating activities to provide cash in future years as we accumulate more annual subscription accounts.
Free cash flow is another key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure which is defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow use for the year ended December 31, 2017 was $29.5 million, compared to $24.3 million for the year ended December 31, 2016. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(25,313)	$(14,345)
Purchase of property and equipment	(1,286)	(7,241)
Purchase of intangible asset	(125)	(1,625)
Capitalized internal-use software development costs	(2,797)	(1,048)
Free Cash Flow	$(29,521)	$(24,259)

Financial Performance Summary

Recurring revenue, which is comprised of our subscription and maintenance revenue, accounted for 77% of our total revenue for the year ended December 31, 2017. Total recurring revenue was $129.9 million for the year ended December 31, 2017 as compared to $106.7 million for the year ended December 31, 2016, an increase of approximately $23.2 million, or 22%, as a result of the transition of our business toward subscription services.

Total revenue for the year ended December 31, 2017, increased approximately $15.5 million to $168.8 million from $153.3 million for the year ended December 31, 2016, representing a 10% increase. This increase in total revenue was primarily attributable to an increase of 59% in subscription revenue, which was expected as we continue to transition the business toward subscription services.

Total deferred revenue was $95.2 million as of December 31, 2017, as compared to $79.7 million as of December 31, 2016, an increase of $15.5 million, or 19%, primarily due to an increase in our subscription deferred revenue. Recurring deferred revenue, which includes both subscription and maintenance deferred revenue, was $80.3 million as of December 31, 2017 and increased 30% as compared to December 31, 2016.

Revenue by geography
The following geographic information is presented for the years ended December 31, 2017, 2016 and 2015. PROS categorizes geographic revenues based on the location of our customer’s headquarters.

	Year Ended December 31,
	2017		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$63,097	37%	$56,774	37%	$63,754	38%
Europe	51,273	30%	44,655	29%	47,514	28%
The rest of the world	54,446	32%	51,847	34%	56,978	34%
Total revenue	$168,816	100%	$153,276	100%	$168,246	100%

Acquisitions

On August 3, 2017, we acquired Vayant, a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions. The acquisition of Vayant strengthens our modern commerce solutions for the travel industry and positions us to deliver greater value to our travel customers through an end-to-end offer optimization solution designed to help travel companies deliver personalized offers and expanded choices that drive loyalty and growth.

Acquisitions are an element of our long-term corporate strategy. We believe future acquisitions could strengthen our competitive position, enhance the products and services that we can offer to customers, expand our customer base, grow our revenues and increase our overall value.

Financing activities

In June 2017, we issued $106.3 million in aggregate principal amount of 2.0% convertible senior notes due June 1, 2047, unless repurchased, redeemed or converted in accordance with their terms prior to such date. Interest is payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017.

Backlog

Backlog represents deferred revenue on our consolidated balance sheet together with expected future billings that are contractually committed under our existing agreements that we have not yet been able, contractually, to invoice. Deferred revenue consists of billings made and payments received in advance of revenue recognition for our services pursuant to contractual commitments under our existing customer agreements, and does not represent the total contract value of existing multi-year agreements. To the extent future invoicing is determined to be certain, we consider that future invoicing to be included in our non-cancelable backlog. As of December 31, 2017, we had backlog of approximately $275.6 million, as compared to backlog of approximately $215.4 million as of December 31, 2016. Approximately $154.7 million of our backlog as of December 31, 2017 was not reasonably expected to be recognized as revenue during fiscal year 2018.

We have aligned our backlog definition with the concepts and requirements of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") in anticipation of the upcoming adoption of the new revenue standard in the first quarter of 2018. Backlog previously reported as of December 31, 2016 was $251 million, which included assumptions around maintenance renewals.

Backlog varies from period to period based upon the timing and duration of customer agreements and customer renewals, and changes in foreign currency fluctuations and therefore may not be a meaningful indicator of future revenue to be recognized in any particular period.

Income Taxes

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act (the “Act”). The Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% effective January 1, 2018 and creating a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings of U.S. subsidiaries. The provisions of the Act are not expected to have a significant impact on our effective tax rate due to the full valuation allowance on our net deferred tax asset position in the U.S. See Note 11 of our Notes to Consolidated Financial Statements for additional information.

Factors Affecting Our Performance

Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Cloud Transition. In 2015, we began our transition to a cloud business to help accelerate adoption of our solutions and drive recurring revenue. The implementation of this cloud strategy has resulted in more sales of subscription-based solutions and very few licenses since that time and we expect this trend to continue. This increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue, and deferred more of our revenue recognition to later periods than we experienced prior to 2015. We also expect that over time, additional sales of our cloud-based solutions will result in a decrease in our maintenance and support revenue, particularly as existing customers migrate from our on-premise solutions to our cloud solutions.

•
B2B Buying Preferences Driving Technology Adoption. B2B buyers are increasingly demanding the same type of buying experience that they enjoy as consumers. For example, buyers increasingly prefer to buy online when they have already decided what to buy, and often prefer not to interact with a sales representative as their primary source of research. In response, we believe that businesses are increasingly looking to modernize their sales process by adopting technologies which provide frictionless, real-time, and personalized experiences across sales channels. We believe we are uniquely positioned to help power these experiences with our machine learning and data science solutions that help provide dynamic, personalized offers and pricing with consistency across sales channels.

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in 2017, we believe our market is large and underpenetrated and therefore we intend to continue investing to grow our recurring revenue and support our long-term initiatives. We plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through investments in sales, marketing, cloud support, security and infrastructure.

•
Sales Mix Impacts Revenue Recognition Timing. The mix of the software applications in which our customer subscribes can affect our financial performance in a given period due to our determination if the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and typically recognized as the services are performed. Where we determine the professional services do not have stand-alone value, we treat the transaction as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement. If more of our professional services are determined not to have stand-alone value, this would result in a deferral of services revenue and services revenue recognized over a longer period of time, which would have a negative near-term financial impact.
Description of Key Components of our Operating Results
Revenue

We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support services. Recurring revenues accounted for 77% of our total revenue in 2017.

Subscription services. Subscription services fees are generally recognized ratably as revenue over the customer contract term. Our subscription contracts typically have a term of two to five years and are non-cancellable. We generally invoice our customers annually in advance. Amounts that have been invoiced are initially recorded as deferred revenue.

For our subscription services that include professional services, we evaluate the nature and scope to determine if the professional services have stand-alone value. If we determine the professional services have stand-alone value, the subscription services are accounted for separately from the professional services and the subscription services revenue recognition commences when the customer has access to the application. If we determine the professional services do not have stand-alone value, we treat the transaction as a single element, the subscription services and professional services revenue is deferred until the customer commences use of the subscription services, and recognized over the remaining term of the arrangement.

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

For our subscription services that include professional services, we evaluate the nature and scope to determine whether the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and typically recognized as the services are performed. If we determine the professional services do not have stand-alone value, we treat the transaction as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.
Cost of revenue

Cost of subscription. Cost of subscription includes those costs related to supporting our subscription services, principally (a) personnel costs, which include our employees, third-party contractors and noncash share-based compensation expense, (b) expenses related to operating our cloud infrastructure, (c) amortization of capitalized software for internal use, and (d) an allocation of depreciation, amortization of intangibles, facilities and information technology ("IT") support costs, including data center costs, and other costs incurred in providing subscription services to our customers.

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

Cost of services. Cost of services includes those costs related to professional services and implementation of our solutions, principally (a) personnel costs, which include our employees and employee benefits, third-party contractors and noncash share-based compensation expense, (b) billable and non-billable travel, (c) amortization of capitalized software for internal use, and (d) an allocation of depreciation, facilities and IT support costs and other costs incurred in providing professional services to our customers. Cost of providing professional services may vary from quarter to quarter depending on a number of factors, including the amount of professional services required to implement and configure our solutions.
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
Results of operations
Comparison of year ended December 31, 2017 with year ended December 31, 2016
Revenue:

	For the Year Ended December 31,
	2017		2016
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$60,539	36%	$38,158	25%	$22,381	59%
Maintenance and support	69,408	41%	68,565	45%	843	1%
Total subscription, maintenance and support	129,947	77%	106,723	70%	23,224	22%
License	5,562	3%	11,814	7%	(6,252)	(53)%
Services	33,307	20%	34,739	23%	(1,432)	(4)%
Total revenue	$168,816	100%	$153,276	100%	$15,540	10%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers, with the total number of customers generating subscription revenue increasing by 36% for the year ended December 31, 2017. The increase in subscription revenue also included $3.3 million from our acquisition of Vayant. We expect our subscription revenue will continue to increase as we focus on subscription-based sales and phase out license offerings. We continued to invest in customer programs and initiatives which helped keep our attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer attrition rates will play a role in our ability to continue to grow our subscription revenue.
Maintenance and support. The modest increase in maintenance and support revenue was principally a result of the timing of certain cash collections. While, we continued to invest in customer programs and initiatives which helped keep our attrition rate consistent as compared to the prior year, we expect that over time, our plan to sell fewer licenses and more cloud-based solutions will result in a decrease in our maintenance and support as existing customers migrate from our on-premise solutions to our cloud solutions. We also expect to increase our focus on migrating our legacy on-premises software customers to our latest cloud solutions in 2018, which if successful, would further decrease maintenance revenue.

License revenue. License revenue decreased primarily due to the completion of several large perpetual license projects related to agreements executed prior to our cloud transition, and our strategy to sell fewer licenses and more subscription services, resulting in lower future license revenue and higher subscription services revenue.

Services revenue. Services revenue declined primarily as a result of large customer implementations completed in 2016 and fewer similar large implementations completed in 2017. The decrease was also due to lower levels of professional services required on our new subscription sales as well as on certain subscription contracts where subscription and services revenue is deferred until the customer commences use of the subscription because the professional services were deemed to not have stand-alone value. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit.

	For the Year Ended December 31,
	2017		2016
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$27,858	17%	$17,379	11%	$10,479	60%
Cost of maintenance and support	11,693	7%	13,681	9%	(1,988)	(15)%
Total cost of subscription, maintenance and support	39,551	23%	31,060	20%	8,491	27%
Cost of license	282	—%	246	—%	36	15%
Cost of services	28,733	17%	32,047	21%	(3,314)	(10)%
Total cost of revenue	$68,566	41%	$63,353	41%	$5,213	8%
Gross profit	$100,250	59%	$89,923	59%	$10,327	11%

Cost of subscription. Cost of subscription increased primarily as a result of a $9.7 million increase in infrastructure cost to support our current and anticipated subscription customer base, and includes $2.5 million related to the acquisition of Vayant. The remaining increase of $0.8 million was related to personnel cost to support our subscription customer base, which included $0.2 million related to the Vayant acquisition. Our subscription gross profit percentage was 54% for each of the years ended December 31, 2017 and 2016.

Cost of maintenance and support. The cost of maintenance and support declined primarily due to a decrease in personnel cost mainly due to efficiencies in employee related costs. Maintenance and support gross profit percentages for the years ended December 31, 2017 and 2016, were 83% and 80%, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year-over-year. License gross profit percentages for the years ended December 31, 2017 and 2016, were 95% and 98%, respectively.

Cost of services. The decrease in cost of services was generally commensurate with our decline in services revenue, and was primarily attributable to decreases in both personnel cost for our software implementations of $2.7 million, and in overhead expenses of $0.6 million. Services gross profit percentages for the years ended December 31, 2017 and 2016, were 14% and 8%, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel. We plan to add additional employees in our professional services organization to support our anticipated growth in the number of customers purchasing our subscription services.

Gross profit. The increase in overall gross profit for the year ended December 31, 2017 was principally attributable to an increase of 10% in total revenue as compared to the same period in 2016.

Operating expenses:

	For the Year Ended December 31,
	2017		2016
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$68,116	40%	$63,980	42%	$4,136	6%
General and administrative	40,336	24%	38,537	25%	1,799	5%
Research and development	56,021	33%	52,804	34%	3,217	6%
Acquisition-related	720	—%	—	—%	720	—%
Total operating expenses	$165,193	98%	$155,321	101%	$9,872	6%
Selling and marketing. Our personnel cost increased by $2.1 million primarily due to our continued investments in sales and marketing as we focus on adding new customers and increasing penetration within our existing customer base. This was partially offset by a decrease of $1.2 million in severance expense associated with the change in employment status of our former Chief Operating Officer in July 2016. In addition, there was an increase of $3.2 million in non-personnel cost, which included $1.1 million intangible amortization related to our acquisition of Vayant, an increase of $0.8 million for sales and marketing events, an increase of $0.7 million in travel expenses, an increase of $0.5 million of recruiting expense, and an increase of $0.1 million for facility and other overhead expense.
General and administrative expenses. The increase in general and administrative expenses was primarily attributable to an increase of $2.1 million in noncash share-based compensation expense and $0.7 million of personnel and other general and administrative costs related to our acquisition of Vayant. This increase was partially offset by a decrease of $0.4 million in our use of contract labor, a decrease of $0.4 million in other overhead expenses, and a decrease of $0.2 million in bad debt expense.
Research and development expenses. Personnel cost increased $3.4 million, which included $1.0 million related to our acquisition of Vayant. Personnel cost increased primarily due to our continued investment in headcount to develop new and improve existing technologies, partially offset by an $1.5 million increase in capitalized internal-use software development costs. The remaining increase of $1.3 million was attributable to non-personnel cost and related overhead expenses associated with higher personnel cost.

Acquisition-related expenses. Acquisition-related expenses were $0.7 million for the year ended December 31, 2017 consisting primarily of advisory, legal, accounting and other professional fees, and retention bonuses related to our acquisition and integration of Vayant.
Other income (expense), net:

	For the Year Ended December 31,
	2017		2016
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(13,218)	(8)%	$(9,319)	(6)%	$(3,899)	42%
Other income (expense), net	$384	—%	$(38)	—%	$422	(1,111)%

Convertible debt interest and amortization. Convertible debt interest and amortization expense for each of the years ended December 31, 2017 and 2016 relates to coupon interest and amortization of debt discount and issuance costs attributable to our 2019 Notes and our 2047 Notes. The increase in convertible debt interest and amortization primarily relates to our 2047 Notes issued in June 2017.

Other income (expense), net. Other income (expense), net increased during the year ended December 31, 2017, primarily due to the higher impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	Variance $	Variance %
Effective tax rate	—%	(1)%	n/a	1%
Income tax provision	$149	$470	$(321)	(68)%
Our tax provision for the year ended December 31, 2017 primarily consisted of foreign taxes and state taxes not based on income.
Our 2017 and 2016 effective tax rates had an unusual relationship to pretax loss from operations as a result of the presence of a valuation allowance on our net deferred tax assets. Our income tax provisions in 2017 and 2016 only included foreign taxes and state taxes not based on pre-tax income, resulting in an effective tax rate of 0% and (1)%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for the years ended December 31, 2017 and 2016 was primarily due to the increase in our valuation allowance of $5.9 million and $26.6 million, respectively.

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act. The Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% effective January 1, 2018 and creating a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings of U.S. subsidiaries. See Note 11 of our Notes to Consolidated Financial Statements for additional information.
As of December 31, 2017 and 2016, we had a valuation allowance on our net deferred tax assets of $74.2 million and $69.0 million, respectively. The increase was principally attributed to an additional valuation allowance recorded on our current year's tax loss and increases in our noncash share-based compensation of $39.9 million partially offset by a downward adjustment to our valuation allowance related to global tax reform of $34.0 million.

Comparison of year ended December 31, 2016 with year ended December 31, 2015
Revenue:

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$38,158	25%	$28,989	17%	$9,169	32%
Maintenance and support	68,565	45%	63,666	38%	4,899	8%
Total subscription, maintenance and support	106,723	70%	92,655	55%	14,068	15%
License	11,814	8%	32,716	19%	(20,902)	(64)%
Services	34,739	23%	42,875	25%	(8,136)	(19)%
Total revenue	$153,276	100%	$168,246	100%	$(14,970)	(9)%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers, with the total number of customers generating subscription revenue increasing 16% for the year ended December 31, 2016.

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

Services revenue. Services revenue declined primarily as a result of several customer implementations completed in 2015 or early 2016 with significant professional services. Services revenue also declined due to lower levels of professional services required for our new subscription sales, as well as professional services revenue on certain subscription contracts which was deferred until the customer commences use of the subscription services because the professional services were deemed not to have stand-alone value.

Cost of revenue and gross profit:

	For the Year Ended December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$17,379	11%	$12,786	8%	$4,593	36%
Cost of maintenance and support	13,681	9%	12,173	7%	1,508	12%
Total cost of subscription, maintenance and support	31,060	20%	24,959	15%	6,101	24%
Cost of license	246	—%	304	—%	(58)	(19)%
Cost of services	32,047	21%	36,147	21%	(4,100)	(11)%
Total cost of revenue	$63,353	41%	$61,410	37%	$1,943	3%
Gross profit	$89,923	59%	$106,836	63%	$(16,913)	(16)%

Cost of subscription. Cost of subscription increased primarily as a result of a $4.1 million increase in infrastructure costs and a $0.5 million increase in personnel costs to support our current and anticipated future subscription customer base. Our subscription gross profit percentage for the years ended December 31, 2016 and 2015, was 54% and 56%, respectively.
Cost of maintenance and support. Cost of maintenance and support increased primarily due to an increase in personnel cost to support our current customer base. Maintenance and support gross margins for the years ended December 31, 2016 and 2015 were 80% and 81%, respectively.

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
Selling and marketing expenses. The decrease in selling and marketing expenses was primarily attributable to a decrease of $4.7 million in noncash share-based compensation expense primarily related to the cancellation of certain equity awards associated with the change in employment status of our former Chief Operating Officer, a $2.8 million decrease in sales commissions as a result of capitalizing more sales commissions, a $1.5 million decrease in marketing event costs, a $1.3 million decrease in intangible amortization expense, a $1.2 million decrease in travel expenses and a $0.3 million decrease in other overhead expenses. The decrease was partially offset by a $1.6 million increase in personnel costs.
General and administrative expenses. General and administrative expenses remained overall unchanged for the year ended December 31, 2016 as compared to the same period in 2015, as a result of our specific efforts to control the growth and scale the capacity of our corporate overhead functions.

Research and development expenses. Research and development expense increased primarily as a result of an increase of $5.3 million in personnel costs due to higher headcount to support our current and future product development and an increase of $0.7 million of non-personnel cost and related overhead expenses associated with higher personnel cost.
Impairment charges. During the year ended December 31, 2015 we recorded $2.9 million of impairment charges related to internally developed software. This impairment resulted from a reduction of projected cash flows for product groups based on revisions to our projections during the year and was recorded to reduce the carrying value to fair value. This reduction reflected changes to our plans for certain product groups in connection with changes in future product launches and support. We did not record an impairment charge in 2016.
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

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	Variance $	Variance %
Effective tax rate	(1)%	(1)%	n/a	—%
Income tax (benefit) provision	$470	$739	$(269)	(36)%

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

Liquidity and capital resources

At December 31, 2017, we had $160.5 million of cash and cash equivalents and $100.0 million of working capital as compared to $118.0 million of cash and cash equivalents and $76.9 million of working capital at December 31, 2016. In addition, we had zero and $16.0 million of short-term investments as of December 31, 2017 and 2016, respectively.

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash flows generated from operations and potential borrowings under our secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. In December 2014, we issued the 2019 Notes and in June 2017, we issued the 2047 Notes to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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
The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net cash (used in) provided by operating activities	$(25,313)	$(14,345)	$15,532
Net cash used in investing activities	(22,346)	(25,404)	(9,424)
Net cash provided by (used in) financing activities	90,654	(3,684)	(5,554)
Cash and cash equivalents (beginning of period)	118,039	161,770	161,019
Cash and cash equivalents (end of period)	$160,505	$118,039	$161,770

Net cash (used in) provided by operating activities
Cash used in operating activities in 2017 and 2016 was $25.3 million and $14.3 million, respectively, compared with cash provided by operating activities of $15.5 million in 2015. Cash used in operating activities has historically been affected by the amount of net income adjusted for non-cash items such as depreciation and amortization and share-based compensation and changes in working capital, which is impacted by the timing of payments against accounts payable, accrued expenses and the timing of collections from our customers, which is the largest source of operating cash. The $11.0 million decrease in net cash from operations as compared to 2016 was primarily due to a $13.8 million decrease in working capital as a result of a decrease in accrued payroll and other employee benefits, and an increase in our prepaid assets for advance payments on our cloud infrastructure.

For 2016, net cash used in operating activities was primarily related to a decrease in net cash from operations compared to 2015 mainly due to our transition to a cloud strategy as on-premise software sales were replaced with annual subscription services, and the net impact of working capital changes, primarily driven by reduced cash generated from accounts receivable, partially offset by an increase in cash associated with deferred revenue.
For 2015, net cash provided by operating activities was primarily comprised of cash provided from net changes in working capital, including a $32.3 million decrease in accounts receivable due to higher collections, partially offset by our $65.8 million net loss and the net effect of non-cash items.
Net cash used in investing activities
Cash used in investing activities for 2017, 2016 and 2015 was $22.3 million, $25.4 million and $9.4 million, respectively. For 2017, net cash used in investing activities was primarily related to our acquisition of Vayant, partially offset by the cash inflow from the maturities of short-term investments. In addition, we incurred capitalized internal-use software development costs on our subscription service solutions of $2.8 million, capital expenditures of $1.3 million and we paid $0.1 million for an intangible (non-acquisition) asset.
For 2016 and 2015, net cash used in investing activities was primarily the result of the timing of purchases and maturities of short-term investments and capital expenditures of $7.2 million and $6.8 million, respectively. During 2016, we also paid $2.0 million for a cost method investment, paid $1.6 million for an intangible (non-acquisition) asset and incurred capitalized internal-use software development costs on our subscription service solutions of $1.0 million.
Net cash provided by (used in) financing activities
Cash provided by financing activities for 2017 was $90.7 million, compared with cash used in financing activities in 2016 and 2015 of $3.7 million and $5.6 million, respectively. For 2017, the total increase of $94.3 million in net cash provided by financing activities primarily consisted of the proceeds of $93.5 million from the issuance of our 2047 Notes, also higher proceeds from the exercise of stock options and employee stock plans of $5.4 million and $0.4 million, respectively, partially offset by payment of $3.0 million of debt issuance cost on our 2047 Notes, an increase of $1.9 million in tax withholdings on vesting of employee share-based awards and payment of $0.2 million in debt issuance costs on the Revolver renewal.
For 2016 and 2015, net cash used in financing activities was primarily the result of tax withholdings on vesting of employee share-based awards of $5.5 million and $5.1 million, respectively. During 2016 and 2015, we had proceeds from employee stock plans and the exercises of stock options of $2.0 million and $1.5 million, respectively. For 2015, we also paid $1.3 million of contingent consideration related to the PROS France acquisition.
Stock repurchases
In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our principal commitments as of December 31, 2017 consist of obligations under operating leases and various service agreements. See Note 14 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$265,318	$5,000	$150,875	$3,193	$106,250
Operating leases	9,814	3,674	4,443	1,652	45
Purchase commitments	20,171	8,174	11,997	—	—
Total contractual obligations	$295,303	$16,848	$167,315	$4,845	$106,295

Notes

As of December 31, 2017, our outstanding notes payable consist of the 2019 Notes and the 2047 Notes. Interest on these notes is payable semi-annually, in arrears on June 1 and December 1 of each year. At December 31, 2017, our maximum commitment for interest payments under the Notes was $15.3 million for the remaining duration of the Notes.

Covenants

Our credit facility contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our credit facility contains certain financial covenants which become effective in the event our liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2017, we were in compliance with all financial covenants in the credit facility.

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

For our subscription services that include professional services, we determine whether the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and the subscription services revenue recognition commences on the date that our subscription services are made available to the customer. If determined that the professional services do not have stand-alone value, the transaction is treated as a single element and the subscription services and professional services revenue is deferred until the customer commences use of the subscription services, and the subscription services and the professional services revenue is recognized over the remaining term of the arrangement.

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if-available basis. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided. There are limited instances where we recognize maintenance and support revenue at the latter of when the services are provided and when payment is received based on our belief that collectability is not reasonably assured.

License revenue
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

For our subscription services that include professional services, we determine whether the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and typically recognized as the services are performed. If determined that the professional services do not have stand-alone value, the transaction is treated as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.

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

Multiple element arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. VSOE of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price ("BESP"). The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The amount of arrangement fee allocated is limited by contingent revenues, if any. For transactions that only include software and software-related elements, we continue to account for such arrangements under the software revenue recognition standards which require us to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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

Deferred commissions

Sales commissions earned by our sales force are considered to be direct sales commissions when they are associated specifically with a non-cancellable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancellable subscription contract. During the year ended December 31, 2017, we deferred $4.0 million of commissions and we amortized $2.5 million to sales and marketing expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2016, we deferred $4.3 million of commissions and we amortized $1.9 million to sales and marketing expenses. Total deferred commissions on our consolidated balance sheets were $6.3 million and $4.8 million as of December 31, 2017 and 2016, respectively.

Noncash share-based compensation
We have three noncash share-based compensation plans, the 1999 equity incentive plan, the 2007 equity incentive plan, and the 2017 equity incentive plan which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 1999 equity incentive plan was terminated in March 2007 for purposes of granting any future equity awards. Our 2007 equity incentive plan was adopted in March 2007 and expired in March 2017. Our 2017 equity incentive plan was adopted in May 2017. We may provide noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards, such as market stock units ("MSUs"). In February 2014, we granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to our former Chief Operating Officer and RSUs granted to certain new employees in connection with our acquisitions of PROS France and SignalDemand, Inc.
As of December 31, 2017, we have granted stock options, stock appreciation rights, restricted stock units and market stock units. RSUs granted include time-based and market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period.
Noncash share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
The fair value of the RSUs (time-based and performance-based) is based on the closing price of our stock on the date of grant. The fair value and the derived service period of the market-based RSUs is estimated on the date of grant using a Monte Carlo simulation model. The model requires the use of a number of assumptions including the expected volatility of our stock, our risk-free interest rate and expected dividends. Our expected volatility at the date of grant is based on our historical volatility over the performance period.

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
MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over the three year periods ending December 31, 2016, December 31, 2017, March 2, 2018, February 28, 2019, February 28, 2020 and October 9, 2020 ("Performance Period"), respectively. The MSUs vest on January 1, 2016, January 1, 2017, January 1, 2018, March 3, 2018, March 1, 2019, March 1, 2020 and October 9, 2020, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.
We record deferred tax assets for stock based compensation awards that will result in future deductions on our income tax returns, based on the amount of stock based compensation recognized at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in our income tax (expense) income.
At December 31, 2017, we had $31.4 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock options, SARs, RSUs and MSUs granted. These costs will be recognized over a weighted-average period of 2.3 years.
Accounting for income taxes

We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2017, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, R&E tax credit carryforwards and net operating losses.

We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine that it is more likely than not that our net deferred tax assets will not be realized. During 2017, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2017.

We account for uncertain income tax positions recognized in our financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification ("ASC"), issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in their tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please see Note 11 to the Consolidated Financial Statements for more information.
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

Recent accounting pronouncements

See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.
Item 7A. Quantitative and qualitative disclosures about market risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2017, would have resulted in a $0.2 million loss. We are also exposed to foreign currency risk due to our French subsidiary, PROS France. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2017 by approximately $0.9 million. In addition, as of December 31, 2017, we had operating subsidiaries in Australia, Ireland, Canada, Bulgaria, United Arab Emirates, the United Kingdom and Germany. Due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks, however, fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2017, we had no borrowings under the Revolver.

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

As of December 31, 2017, we had an outstanding principal amount of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

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
Changes in Internal Control over Financial Reporting

In August 2017, we acquired Vayant. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded Vayant from its evaluation of these matters. Vayant represented approximately 0.6% of our consolidated total assets as of December 31, 2017 and approximately 2.0% of our consolidated revenues for the year-ended December 31, 2017.

Other than the change described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2017, we acquired Vayant. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded Vayant from its evaluation of these matters. Vayant represented approximately 0.6% of our consolidated total assets as of December 31, 2017 and approximately 2.0% of our consolidated revenues for the year-ended December 31, 2017.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based upon the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.
Item 11. Executive compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.
Item 13. Certain relationships, related transactions and director independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule for the years listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Vayant from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Vayant from our audit of internal control over financial reporting. Vayant is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.6% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 15, 2018

We have served as the Company’s auditor since 2002.

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$160,505	$118,039
Short-term investments	—	15,996
Accounts and unbilled receivables, net of allowance of $760 and $760, respectively	32,484	33,285
Prepaid and other current assets	9,067	6,337
Total current assets	202,056	173,657
Property and equipment, net	14,007	15,238
Intangibles, net	26,929	12,650
Goodwill	38,458	20,096
Other long-term assets	7,233	6,013
Total assets	$288,683	$227,654
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$2,976	$2,744
Accrued liabilities	6,733	7,279
Accrued payroll and other employee benefits	16,712	18,349
Deferred revenue	75,604	68,349
Total current liabilities	102,025	96,721
Long-term deferred revenue	19,591	11,389
Convertible debt, net	213,203	122,299
Other long-term liabilities	843	639
Total liabilities	335,662	231,048
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 36,356,760 and 35,001,236 shares issued, respectively; 31,939,175 and 30,583,651 shares outstanding, respectively	36	35
Additional paid-in capital	207,924	175,678
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(238,185)	(160,259)
Accumulated other comprehensive loss	(2,816)	(4,910)
Total stockholders’ equity	(46,979)	(3,394)
Total liabilities and stockholders’ equity	$288,683	$227,654
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$60,539	$38,158	$28,989
Maintenance and support	69,408	68,565	63,666
Total subscription, maintenance and support	129,947	106,723	92,655
License	5,562	11,814	32,716
Services	33,307	34,739	42,875
Total revenue	168,816	153,276	168,246
Cost of revenue:
Subscription	27,858	17,379	12,786
Maintenance and support	11,693	13,681	12,173
Total cost of subscription, maintenance and support	39,551	31,060	24,959
License	282	246	304
Services	28,733	32,047	36,147
Total cost of revenue	68,566	63,353	61,410
Gross profit	100,250	89,923	106,836
Operating expenses:
Selling and marketing	68,116	63,980	74,146
General and administrative	40,336	38,537	38,517
Research and development	56,021	52,804	46,780
Acquisition-related	720	—	—
Impairment of internal-use software	—	—	2,890
Loss from operations	(64,943)	(65,398)	(55,497)
Convertible debt interest and amortization	(13,218)	(9,319)	(8,914)
Other income (expense), net	384	(38)	(661)
Loss before income tax provision	(77,777)	(74,755)	(65,072)
Income tax provision	149	470	739
Net loss	(77,926)	(75,225)	(65,811)
Net loss per share:
Basic and diluted	(2.46)	(2.47)	(2.23)
Weighted average number of shares:
Basic and diluted	31,627	30,395	29,578

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	2,107	(594)	(2,076)
Unrealized gain on short-term investments	(13)	6	3
Other comprehensive loss, net of tax	2,094	(588)	(2,073)
Comprehensive (loss) income	(75,832)	(75,813)	(67,884)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(77,926)	$(75,225)	$(65,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,531	9,507	10,395
Amortization of debt discount and issuance costs	9,264	6,439	6,039
Share-based compensation	22,796	20,466	27,864
Deferred income tax, net	(520)	40	165
Provision for doubtful accounts	—	174	(282)
Loss on disposal of assets	59	19	167
Impairment of internal-use software	—	—	2,890
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,022	5,671	32,274
Prepaid expenses and other assets	(3,715)	(915)	229
Accounts payable and other liabilities	700	(2,905)	(4,049)
Accrued liabilities	(1,055)	2,801	800
Accrued payroll and other employee benefits	(2,344)	5,195	(2,048)
Deferred revenue	14,875	14,388	6,899
Net cash (used in) provided by operating activities	(25,313)	(14,345)	15,532
Investing activities:
Purchase of property and equipment	(1,286)	(7,241)	(6,794)
Purchase of equity securities	—	(2,000)	—
Acquisition of Vayant, net of cash acquired	(34,130)	—	—
Capitalized internal-use software development costs	(2,797)	(1,048)	(233)
Purchase of intangible asset	(125)	(1,625)	—
Change in restricted cash	—	—	100
Purchases in short-term investment	—	(154,990)	(57,697)
Proceeds from maturities of short-term investments	15,992	141,500	55,200
Net cash used in investing activities	(22,346)	(25,404)	(9,424)
Financing activities:
Exercise of stock options	6,331	889	706
Proceeds from employee stock plans	1,535	1,090	839
Tax withholding related to net share settlement of stock awards	(7,375)	(5,467)	(5,124)
Payment of contingent consideration for PROS France	—	—	(1,304)
Payments of notes payable	(209)	(196)	(263)
Proceeds from issuance of convertible debt, net	93,500	—	—
Debt issuance costs related to convertible debt	(2,978)	—	—
Debt issuance costs related to revolver	(150)	—	(408)
Net cash provided by (used in) financing activities	90,654	(3,684)	(5,554)
Effect of foreign currency rates on cash	(529)	(298)	197
Net increase (decrease) in cash and cash equivalents	42,466	(43,731)	751
Cash and cash equivalents:
Beginning of period	118,039	161,770	161,019
End of period	$160,505	$118,039	$161,770

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$(271)	$968	$(3)
Interest	$(4,013)	$(3,182)	$(2,932)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$38	$378	$2,722
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	29,060,225	$34	$134,375	4,417,585	$(13,938)	$(19,223)	$(2,249)	$98,999
Exercise of stock options	220,031	—	706	—	—	—	—	706
Restricted and market stock net settlement	421,115	—	(5,124)	—	—	—	—	(5,124)
Proceeds from employee stock plans	37,605	—	839	—	—	—	—	839
Noncash share-based compensation	—	—	27,878	—	—	—	—	27,878
Other comprehensive loss	—	—	—	—	—	—	(2,073)	(2,073)
Net loss	—	—	—	—	—	(65,811)	—	(65,811)
Balance at December 31, 2015	29,738,976	$34	$158,674	4,417,585	$(13,938)	$(85,034)	$(4,322)	$55,414
Exercise of stock options	96,870	—	889	—	—	—	—	889
Restricted and market stock net settlement	682,112	1	(5,467)	—	—	—	—	(5,466)
Proceeds from employee stock plans	65,693	—	1,090	—	—	—	—	1,090
Noncash share-based compensation	—	—	20,492	—	—	—	—	20,492
Other comprehensive loss	—	—	—	—	—	—	(588)	(588)
Net loss	—	—	—	—	—	(75,225)	—	(75,225)
Balance at December 31, 2016	30,583,651	$35	$175,678	4,417,585	$(13,938)	$(160,259)	$(4,910)	$(3,394)
Exercise of stock options	651,607	1	6,330	—	—	—	—	6,331
Restricted and market stock net settlement	611,708	—	(7,375)	—	—	—	—	(7,375)
Proceeds from employee stock plans	92,209	—	1,535	—	—	—	—	1,535
Equity component of the convertible notes issuance, net	—	—	8,846	—	—	—	—	8,846
Noncash share-based compensation	—	—	22,910	—	—	—	—	22,910
Other comprehensive loss	—	—		—	—	—	2,094	2,094
Net loss	—	—	—	—	—	(77,926)	—	(77,926)
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides cloud-based solutions to power the shift to modern commerce by helping companies create personalized and frictionless buying experiences for their customers. Fueled by artificial intelligence, machine learning and proven science, PROS solutions make it possible for companies to price, configure and sell their products and services in an omnichannel environment with speed, precision and consistency. PROS customers benefit from decades of data science expertise infused into its purpose-built industry solutions. The Company provides its solutions to enterprises across the manufacturing, distribution and services industries, including automotive and industrial, business-to-business ("B2B") services, cargo, chemicals and energy, consumer goods, insurance, food and beverage, healthcare, high tech, and travel. The Company also provides professional services to implement its software applications. In addition, the Company provides product maintenance and support to its customers through which they receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period on a when-and-if-available basis.
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

Short-term investments

The Company's investments are available-for-sale commercial paper and certificate of deposit that are recorded at fair value in the consolidated balance sheets. The Company classifies all commercial paper regardless of original maturity at purchase date as investments. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income (loss) unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below the Company's cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with remaining maturities of twelve months or less are classified as short-term investments since they are readily convertible to cash to fund short-term operations. Investments with remaining maturities of more than twelve months are classified as long-term investments. The Company had no investments as of December 31, 2017. All of the Company's investments had contractual maturities of less than twelve months as of December 31, 2016.
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

At December 31, 2017 and December 31, 2016, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. As of December 31, 2017, the Company determined there were no other-than-temporary impairments on its cost method investment.

Financial instruments
The carrying amount of the Company’s financial instruments, which include cash equivalents, short-term investments, receivables and accounts payable, and cost method investment approximates their fair values at December 31, 2017 and 2016. For additional information on the Company’s fair value measurements, see Note 8 to the Consolidated Financial Statements.

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

Prepaid expenses and other assets
Prepaid expenses and other assets consist primarily of prepaid third-party cloud infrastructure costs and license fees, deferred project costs and prepaid income taxes.

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

Internal-use software
Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Application development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software development, configuration and coding. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Capitalized internal-use software is included in property and equipment, net in the Consolidated Balance Sheets.

Deferred commissions

Sales commissions earned by the Company's sales force are considered to be direct sales commissions when they are associated specifically with a non-cancellable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancellable subscription contract.

Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges in the year ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company recorded a full impairment of $2.9 million related to capitalized internal-use software associated with the expected future cash flows.

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

Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized, but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a three step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of the reporting unit and compare the estimated fair value to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for the reporting unit failing the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. Based on the results of the qualitative review of goodwill performed as of November 30, 2017, the Company did not identify any indicators of impairment. As such, the second and third steps described above were not necessary.

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

Treasury stock
The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 9 to the Consolidated Financial Statements. There were no treasury stock repurchases for the years ended December 31, 2017, 2016 and 2015.

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

For the Company's subscription services that include professional services, the Company determines whether the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and the subscription services revenue recognition commences on the date that the Company's subscription services are made available to the customer. If determined that the professional services do not have stand-alone value, the transaction is treated as a single element and the subscription services and professional services revenue is deferred until the customer commences use of the subscription services, and the subscription services revenue is recognized over the remaining term of the arrangement.

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when-and-if-available basis. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided. There are limited instances where the Company recognizes maintenance and support revenue at the latter of when the services are provided and when payment is received based on the Company’s belief that collectability is not reasonably assured.

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

For the Company's subscription services that include professional services, the Company determines whether the professional services have stand-alone value. Professional services deemed to have stand-alone value are accounted for separately from subscription services and typically recognized as the services are performed. If determined that the professional services do not have stand-alone value, the transaction is treated as a single element, the professional services revenue is deferred until the customer commences use of the subscription services, and the professional services revenue is recognized over the remaining term of the arrangement.

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

Multiple element arrangements

For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. VSOE of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on the Company's best estimate of selling price ("BESP"). The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The amount of arrangement fee allocated is limited by contingent revenues, if any. For transactions that only include software and software-related elements, the Company continues to account for such arrangements under the software revenue recognition standards which require it to establish VSOE of fair value to allocate arrangement consideration to multiple deliverables.

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
Noncash share-based compensation
The Company has three noncash share-based compensation plans, the 1999 Equity Incentive Plan ("1999 Stock Plan"), the 2007 Equity Incentive Plan ("2007 Stock Plan") and the 2017 Equity Incentive Plan ("2017 Stock Plan"), which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. The 2007 Stock Plan was adopted in March 2007 and expired in March 2017 for purposes of granting any future equity awards. The 2017 Stock Plan was adopted in May 2017. The Company may provide noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards, such as market stock units ("MSUs"). Also in February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to the Company's former Chief Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of PROS France and SignalDemand Inc.
To date, the Company has granted stock options, stock appreciation rights, restricted stock units, time-based, performance-based and market-based, and market stock units. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of stock appreciation rights and market stock units or upon vesting of restricted stock units.
The following table presents the number of awards outstanding for each award type as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
Award type	2017	2016
Stock options	135	734
Restricted stock units (time-based)	2,133	2,237
Restricted stock units (market-based)	345	460
Stock appreciation rights	356	515
Market stock units	387	342
Stock options. The Company did not grant stock options during 2017 and 2016. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

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

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a three year period ending December 31, 2016, December 31, 2017, March 2, 2018, February 28, 2019, February 28, 2020 and October 9, 2020 ("Performance Period"), respectively. The MSUs vest on January 1, 2017, January 1, 2018, March 3, 2018, March 1, 2019, March 1, 2020, and October 9, 2020, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.
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
At December 31, 2017, there were an estimated $31.4 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.3 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 10 to the Consolidated Financial Statements.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which amended the existing FASB Accounting Standards Codification, replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective in the first quarter of 2018, including interim periods within that reporting period. The Company has evaluated the transition methods and elected to use the modified retrospective method and will adopt this standard beginning January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit.

The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;

•	allocation of subscription and professional services revenue;

•	required disclosures including remaining revenue from remaining performance obligations and when the Company expects to recognize revenue; and

•	accounting for deferred costs of obtaining a contract with a customer that qualify for deferral and the amortization period.

In the fourth quarter of fiscal 2017, the Company finalized its assessment of the new standard, including completing its contract reviews and its evaluation of the incremental costs of obtaining a contract and related disclosures. The most significant impact relates to its accounting for arrangements that include term-based software licenses bundled with maintenance and support, the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs, and additional disclosures. Under Topic 605, the revenue attributable to term-based software licenses is recognized ratably over the term of the arrangement, as VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard, the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. The Company expects the adjustment to the opening balance sheet of the accumulated deficit for all revenue related items to be a decrease of approximately $2.5 million.

The costs to obtain a contract accounting under the new standard is significantly different than the Company's current capitalization policy, as it will require the Company to capitalize additional costs and amortize them over a longer period of time. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a revenue contract and amortized those costs on a straight-line basis over the term of the related contract. Under the new standard, the concept of what must be capitalized is significantly broader since a direct relationship with a revenue contract is not required. Accordingly, the new standard will result in additional types of costs being capitalized. Additionally, all amounts capitalized will be amortized over the expected period of customer benefit, which is longer than the Company's current policy of amortizing the deferred amounts over the term of the related contract, which are typically 24 to 60 months. The Company expects the adjustment to the opening balance sheet of the accumulated deficit for costs to obtain a contract to be a decrease of approximately $7.0 million.

The Company does not expect the adoption of ASU 2014-09 to have any impact on its cash flows from operating activities.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2017, that are of significance or potential significance to the Company.
3. Business Combination

On August 3, 2017, the Company acquired 100% of the issued and outstanding stock of Vayant Travel Technologies, Inc. ("Vayant"), a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions. The acquisition of Vayant strengthens the Company's modern commerce solutions for the travel industry and positions it to deliver greater value to its travel customers through an end-to-end offer optimization solution designed to help travel companies deliver personalized offers and expanded choices that drive loyalty and growth.

Since the acquisition date, the Company has included $3.3 million of revenue and $1.8 million of net loss related to Vayant in its consolidated income statement. During the year ended December 31, 2017, the Company incurred acquisition-related costs of $0.7 million consisting primarily of advisory, legal fees, and retention of key employees. All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at August 3, 2017.

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

The Company believes the combined company will benefit from a broader global presence and, with the Company’s direct sales force and larger channel coverage, significant cross-selling opportunities. None of the goodwill is expected to be currently deductible for tax purposes. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur a charge for the amount of the impairment during the fiscal quarter in which the impairment occurs.

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

	Year Ended December 31,
(in thousands, except earnings per share)	2017	2016
Total revenue	$173,866	$160,696
Net loss	(81,476)	(81,652)
Earnings per share - basic and diluted	$(2.58)	$(2.69)

4. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, was as follows (in thousands):

Balance as of December 31, 2015	$20,445
Foreign currency translation adjustments	(349)
Balance as of December 31, 2016	20,096
Goodwill acquired	17,052
Foreign currency translation adjustments	1,310
Balance as of December 31, 2017	$38,458

The goodwill balance related to PROS France is denominated in Euro and the goodwill balance related to Vayant is denominated in the U.S. dollar.

Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2017
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$26,023	$9,560	$16,463
Maintenance relationships	8	3,565	2,207	1,358
Customer relationships	6	11,840	4,482	7,358
Acquired technology	3	1,750	—	1,750
Total		$43,178	$16,249	$26,929
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $0.7 million as of December 31, 2017.

		December 31, 2016
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$13,223	$5,671	$7,552
Maintenance relationships	8	3,346	1,755	1,591
Customer relationships	7	4,736	2,854	1,882
Acquired technology	4	1,625	—	1,625
Total		$22,930	$10,280	$12,650
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, decreased total intangible assets by approximately $0.2 million as of December 31, 2016.

Customer relationships are amortized over a period ranging from five to eight years.

In the third quarter of 2015, the Company determined that the original strategy for the trade name of 'Cameleon Software SA' had changed which caused a change in estimate related to the useful life of the asset and the amortization related to this intangible asset was accelerated and fully recognized at that time.

In December 2016, the Company purchased a technology-based intangible asset in connection with the equity securities investment made during the same period. The Company estimates that the intangible will be amortized approximately over a 3 year period. During the second half of 2017, the Company purchased an additional technology-based intangible asset which is expected to be amortized over a 3 year period.

Intangible asset amortization expense for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $3.0 million and $4.8 million, respectively. As of December 31, 2017, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2018	$7,790
2019	6,408
2020	5,735
2021	3,030
2022	1,921
2023 and thereafter	2,045
Total amortization expense	$26,929

5. Accounts receivable and contracts in progress

Accounts receivable at December 31, 2017 and 2016, consists of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$30,689	$31,722
Unbilled receivables	2,555	2,323
Total receivables	33,244	34,045
Less: Allowance for doubtful accounts	(760)	(760)
Accounts receivable, net	$32,484	$33,285
The bad debt expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, totaled approximately zero, $0.2 million and $(0.3) million, respectively.
Activity related to contracts in progress at December 31, 2017 and 2016, is summarized as follows (in thousands):

	December 31,
	2017	2016
Costs and estimated earnings recognized to date	$612,565	$470,239
Progress billings to date	(705,205)	(547,654)
Total	$(92,640)	$(77,415)
The foregoing table reflects the aggregate invoiced amount of all contracts in progress and maintenance as of the respective dates, including amounts that have already been collected.

These amounts are included in the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, as follows (in thousands):

	December 31,
	2017	2016
Unbilled receivables	$2,555	$2,323
Deferred revenue	(95,195)	(79,738)
Total	$(92,640)	$(77,415)

At December 31, 2017 and 2016, the Company had approximately $22.3 million and $25.1 million, respectively, in deferred maintenance and support revenue, and $57.9 million and $36.6 million, respectively, in deferred subscription revenue both of which are reflected above within deferred revenue and progress billing.
6. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(77,926)	$(75,225)	$(65,811)
Denominator:
Weighted average shares (basic)	31,627	30,395	29,578
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	—	—
Weighted average shares (diluted)	31,627	30,395	29,578
Basic earnings per share	$(2.46)	$(2.47)	$(2.23)
Diluted earnings per share	$(2.46)	$(2.47)	$(2.23)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million, 1.8 million and 2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Since the Company has the intention and ability to settle the principal amount of its Notes (see Note 12) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 and $48.63 per share, for the 2019 Notes and 2047 Notes, respectively.
7. Property and equipment, net
Property and equipment, net as of December 31, 2017 and 2016 consists of the following:

		December 31,
	Estimated useful life	2017	2016
Furniture and fixtures	5-10 years	$2,958	$2,934
Computers and equipment	3-5 years	18,950	20,321
Software	3-6 years	5,430	5,907
Capitalized internal-use software development costs	3 years	4,102	1,078
Leasehold improvements	Shorter of lease term or useful life	5,650	5,601
Construction in progress		19	98
Property and equipment, gross		37,109	35,939
Less: Accumulated depreciation and amortization		(23,102)	(20,701)
Property and equipment, net		$14,007	$15,238
Depreciation and amortization was approximately $5.4 million, $6.4 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company disposed of approximately $1.8 million, $2.3 million and $4.4 million, respectively, of fully depreciated assets. During the years ended December 31, 2017 and 2016, the Company recognized immaterial amounts of loss on disposal of certain non-fully depreciated assets, respectively. During the year ended December 31, 2015, the Company recognized $0.2 million of loss on disposal of assets. As of December 31, 2017 and 2016, the Company had approximately $11.1 million and $9.3 million, respectively, of fully depreciated assets in use.

During the years ended December 31, 2017 and 2016, the Company capitalized internal-use software development costs of approximately $3.0 million and $1.1 million, respectively, related to its subscription solutions. As of December 31, 2017 and 2016, $1.0 million and zero, respectively, capitalized internal-use software development costs were subject to amortization and $0.1 million and zero capitalized internal-use software development costs was included in accumulated depreciation and amortization for the years ended December 31, 2017 and 2016.
No impairment was recorded for the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company recorded $2.9 million of impairment charges related to internally developed software. The impairment was triggered by a change in product strategy which resulted in a reduction in projected cash flows.

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

At December 31, 2017 and 2016, the Company had approximately $131.4 million and $106.3 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The Company's short-term investments that are measured at fair value are comprised of zero and $10.0 million invested in available-for-sale commercial paper as of December 31, 2017 and 2016, respectively, and zero and $6.0 million invested in certificate of deposit at December 31, 2017 and 2016, respectively. The fair value of these accounts is determined based on quoted market prices for similar assets in active markets, which represents level 2 in the fair value hierarchy. The Company's diversified money market funds, treasury money market funds and short-term investments have a fair value that is not materially different from its carrying amount. The Company recorded an immaterial amount of unrealized gain related to the short-term investments for the years ended December 31, 2017 and 2016. Reclassification adjustments for realized gain (loss) on available-for-sale securities in net income were immaterial for the years ended December 31, 2017 and 2016.

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 12 for further detail regarding the Notes.

In December 2016, the Company purchased $2.0 million equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2017, the Company determined there were no other-than-temporary impairments on its cost method investment.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2017 and 2016. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2017.
10. Noncash share-based compensation

Employee noncash share-based compensation plans

The Company has three noncash share-based compensation plans; the 1999 Stock Plan, the 2007 Stock Plan and the 2017 Stock Plan. These plans authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. The discretionary issuance of stock awards generally contains vesting provisions ranging from one to four years.

1999 Stock Plan. Under the 1999 Stock Plan, the Company is authorized to grant options to purchase shares of common stock to its employees, directors and consultants at the Company’s discretion. The Company’s 1999 Stock Plan was terminated in March 2007 for purposes of granting any future equity awards. There were no issued and outstanding stock options to purchase shares of the Company’s common stock under the 1999 Stock Plan as of December 31, 2017. All outstanding options were exercised in 2016 and there were no outstanding options remaining as of December 31, 2017.
2007 Stock Plan. The Company’s 2007 Stock Plan was adopted in March 2007 and expired in March 2017 for purposes of granting future equity awards. The 2007 Stock Plan had an evergreen provision that allowed for an annual increase equal to the lesser of (i) 3.5% of the Company’s outstanding shares, (ii) 900,000 shares, or (iii) any lesser amount determined by the Compensation Committee of the Board of Directors. The Company was authorized to provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vi) performance awards, such as market stock units. As of December 31, 2017, the Company had outstanding equity awards to acquire 3,244,069 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 134,600 stock options, 2,405,734 RSUs, 356,435 SARs and 347,300 MSUs. As of December 31, 2017, there were no restricted stock awards or phantom stock issued under the 2007 Stock Plan.

In February 2014, the Company granted inducement awards in an aggregate amount of up to 308,250 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs and MSUs granted to the Company's former Chief Operating Officer and RSUs granted to certain new employees in connection with the acquisitions of PROS France and SignalDemand, Inc. As of December 31, 2017, the Company had no outstanding equity inducement awards.
2017 Stock Plan. The Company’s 2017 Stock Plan was adopted in May 2017. The purpose of the 2017 Stock Plan is to promote the Company’s long-term growth and profitability by making available incentives that will help the Company attract, retain and reward employees whose contributions are essential to its success. Under the 2017 Stock Plan, the Company’s employees, officers, directors and other individuals providing services to the Company or any of its affiliates are eligible to receive awards. The 2017 Stock Plan reserved an aggregate amount of 2,500,000 shares for issuance. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards; (iii) stock options; (iv) stock appreciation rights; (v) phantom stock; and (vi) performance awards., such as market stock units.
As of December 31, 2017, the Company had outstanding equity awards to acquire 111,961 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 72,292 RSUs and 39,669 MSUs. As of December 31, 2017, 2,348,370 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2017, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

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
Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income. The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	For the Year Ended December 31,
	2017	2016	2015
Share-based compensation:
Cost of revenue	$1,971	$2,267	$3,719
Operating expenses:
Selling and marketing	4,348	3,824	8,536
General and administrative	11,163	9,040	10,293
Research and development	5,314	5,335	5,316
Total included in operating expenses	20,825	18,199	24,145
Total share-based compensation expense	$22,796	$20,466	$27,864
At December 31, 2017, there was an estimated $31.4 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.3 years.

Stock options
The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 (number of shares and intrinsic value in thousands):

	Number of shares under option	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2016	734	$12.38
Granted	—	—
Exercised	(592)	12.41
Forfeited	—	—
Expired	(7)	7.43
Outstanding, December 31, 2017	135	$12.52	0.33	$1,875
Vested and exercisable at December 31, 2017	135	$12.52	0.33	$1,875
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $26.45 and the grant date fair value.
For the years ended December 31, 2017 and 2016, respectively, the Company did not grant any stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $7.2 million, $1.0 million and $1.6 million, respectively.

RSUs (time-based)

The Company has granted RSUs under the 2017 Stock Plan, the 2007 Stock Plan and as part of the February 2014 inducement awards grant. Time-based RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four year period from the grant date.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2017, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2016	2,237	$18.05
Granted	964	21.63
Vested	(813)	19.75
Forfeited	(255)	19.07
Unvested at December 31, 2017	2,133	$18.90	2.15	$56,419
Expected to vest at December 31, 2017	2,073	$18.92	2.14	$54,836
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2017 of $26.45.
The weighted average grant-date fair value of the time and performance-based RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $21.63, $11.69 and $25.29, respectively.
RSUs (market-based)
During 2016, under the 2007 Stock Plan, the Company granted 460,000 RSUs with a market-based vesting condition to certain executive employees. These market-based RSUs will vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41.

The following table summarizes the Company's unvested market-based RSUs as of December 31, 2017, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2016	460	$11.92
Granted	—	—
Vested	(115)	15.09
Forfeited	—	—
Unvested at December 31, 2017	345	$10.86	2.69	$9,125
Expected to vest at December 31, 2017	331	$10.86	2.69	$8,753
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2017 of $26.45.

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

The assumptions used to value the market-based RSUs granted in 2016 were as follows:

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

The following table summarizes the Company's SARs activity for the year ended December 31, 2017 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2016	515	$10.86
Granted	—	—
Exercised	(159)	10.61
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2017	356	$10.97	2.88	$5,518
Exercisable at December 31, 2017	356	$10.97	2.88	$5,518
Vested and expected to vest at December 31, 2017	356	$10.97	2.88	$5,518
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $26.45 and the exercise price of the underlying SARs.
The Company did not grant SARs in 2017, 2016 and 2015.
MSUs

In 2017, 2016 and 2015, the Company granted MSUs to certain executives employees under the 2007 and 2017 Stock Plans. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the three year Performance Period. The MSUs vest on January 1, 2017, January 1, 2018, March 3, 2018, March 1, 2019, March 1, 2020 and October 9, 2020, respectively. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The following table summarizes the Company's MSUs activity for the year ended December 31, 2017 (number of shares and intrinsic value in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2016	342	$29.06
Granted	150	28.13
Exercised	(105)	48.32
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2017	387	$23.48	1.37	$10,235
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $26.45 and the grant date fair value of the underlying MSUs.

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

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Volatility	45.38%	44.06%	42.06%
Risk-free interest rate	1.56%	1.04%	0.89%
Expected option life in years	3.07	2.93	2.95
Dividend yield	—	—	—

The assumptions related to fiscal years 2017 and 2015 are presented on weighted average basis for the various awards granted throughout the period.

Employee stock purchase plan

In June 2013, the Board of Directors authorized an Employee Stock Purchase Plan ("ESPP") which provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 5% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 5% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In November 2015, the Board of Directors amended the ESPP plan to increase the discount to 15% of the fair market value of the Company's common stock effective January 1, 2016. The amendment did not change the accounting treatment of the ESPP plan. During the year ended December 31, 2017, the Company issued 92,209 shares under the ESPP. As of December 31, 2017, 291,101 shares remain authorized and available for issuance under the ESPP. As of December 31, 2017, the Company held approximately $0.8 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.

11. Income taxes
The income tax provision (benefit) consisted of the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$19	$(51)
State and Foreign	669	402	621
	669	421	570
Deferred:
Federal	(488)	51	159
State	(32)	(2)	10
Income tax provision	$149	$470	$739

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2017, 2016 and 2015, respectively, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision at the U.S. federal statutory rate	$(26,443)	$(25,338)	$(22,124)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	18	3	74
Nondeductible expenses	373	457	1,195
Acquisition-related expense	245	(4)	(4)
Statutory to GAAP income adjustment	(77)	(274)	119
Foreign Tax Expense	—	2	350
Noncash share-based compensation	(3,405)	604	2,201
Incremental benefits for tax credits	(1,711)	(1,663)	(1,947)
Change in tax rate/income subject to lower tax rates and other	2,625	49	(15)
Change related to US tax reform	31,359	—	—
Change in valuation allowance	(2,835)	26,634	20,890
Income tax provision	$149	$470	$739

The Company’s effective tax rate was a provision of 0%, 1% and 1% for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, the Company's effective tax rate was impacted primarily by a valuation allowance, foreign taxes and other nondeductible expenses, partially offset by the R&E credit and the tax law changes under the Tax Cuts and Jobs Act.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the President of the United States and included a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The Tax Cuts and Jobs Act reduced the United States corporate income tax rate to 21% effective January 1, 2018. The Company has remeasured the deferred tax assets as of December 31, 2017 to reflect the tax rate reduction and this resulted in a deferred tax expense of $31.4 million. The tax expense is offset by a release of valuation allowance of $31.4 million resulting in no expense for the year ended December 31, 2017.

The Tax Cuts and Jobs Act imposes a repatriation tax on any accumulated offshore earnings and profit. As of December 31, 2017, the Company has reviewed the offshore earnings and profits and has no additional earnings to repatriate and has provided for no tax. The Company continues to review the changes surrounding the deductibility of business expenses and stock compensation for executives as more guidance is issued.

Although PROS has included what it believes to be a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As the

Company finalizes certain tax positions and reviews additional guidance available on tax reform, it will be able to conclude whether any further adjustments to current and deferred tax, current tax payable and receivable, and deferred income tax balances are required to the net deferred tax assets as well as to a liability related to the one-time repatriation tax. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period in which the adjustments are determined, which will occur no later than the fourth quarter of 2018.
The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2017		2016
Noncurrent deferred taxes:
Property and equipment	$(847)		$(2,114)
Noncash share based compensation	6,373		8,053
State deferred	—		242
Capitalized software	(1,397)		(1,591)
Amortization	(5,096)		(2,187)
R&E tax credit carryforwards	9,340		6,852
Deferred revenue	2,996	2,673	2,265
Federal Net Operating Losses ("NOLs")	46,907		40,671
State NOLs	1,050		1,517
State Credits	1,613		1,348
Foreign NOLs	9,057		10,663
Foreign tax credit carryforward	2,521		1,795
Other	1,425		1,317
Total noncurrent deferred tax assets	73,942		68,831
Less: valuation allowance	(74,153)		(69,049)
Total noncurrent deferred tax liability	(211)		(218)
Total net deferred tax liability	$(211)		$(218)
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
The federal and foreign net operating loss and R&E tax credit carryforward amount available to be used in future periods, taking into account the 382 annual limitation and current year losses, is approximately $260.1 million and $11.0 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. Also included in net operating losses are $36.2 million of French carryforwards which have no expiration.
As of December 31, 2014, the Company determined it was more likely than not that it would be unable to fully utilize the majority of its U.S. and state deferred tax assets. As a result, the Company had recorded a valuation allowance against those assets to the extent that they cannot be realized through net operating loss carrybacks to prior years. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2017, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2017 and 2016.
Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was immaterial for the years ended December 31, 2017 and 2016. The determination of the related deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practical at this time. The Company is presently investing in international operations located in Europe, North America, and Australia. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
For the years ended December 31, 2017, 2016 and 2015, the Company had $0.2 million, $0.2 million and $0.2 million, respectively, of net unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate. The Company recorded immaterial amounts for interest and penalties as of December 31, 2017, 2016 and 2015, respectively. The Company believes that it is reasonably possible that there will be no change in the unrecognized tax benefits within the next twelve months.
The Company is not aware of any significant income tax examinations in progress at this time. The Company files tax returns in the United States and various state and foreign jurisdictions. The Company is subject to U.S. federal income tax examination for the calendar tax years 2016, 2015 and 2014 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.
The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$192	$192	$395
Changes based on tax positions related to prior year	—	—	21
Changes due to settlement	(9)	—	(224)
Ending balance	$183	$192	$192
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.

12. Convertible Senior Notes

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

As of December 31, 2017, the 2019 Notes and the 2047 Notes are not yet convertible.

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
The Notes consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Liability component:
Principal	$250,000	$143,750
Less: debt discount, net of amortization	(36,797)	(21,451)
Net carrying amount	$213,203	$122,299

Equity component (1)	$37,560	$28,714
(1) Recorded within additional paid-in capital in the consolidated balance sheet. As of December 31, 2017, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
2.0% coupon	$3,991	$2,880
Amortization of debt issuance costs	1,127	831
Amortization of debt discount	8,100	5,608
Total	$13,218	$9,319
As of December 31, 2017 and December 31, 2016, the fair value of the principal amount of the Notes was $246.6 million and $141.1 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

As of December 31, 2017, the remaining life of the 2019 Notes and the 2047 Notes is approximately 23 months and 53 months, respectively.

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

13. Credit Facility
In January 2017, the Company, through its wholly owned subsidiary PROS, Inc., entered into an amendment to extend its $50 million secured Credit Agreement (the "Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto.
The Revolver is for a five year term expiring in July 2022, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets.
The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2017, the Company was in compliance with all financial covenants in the Revolver.
As of December 31, 2017 and 2016, $0.2 million and less than $0.1 million, respectively, of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other long-term assets in the consolidated balance sheets, respectively. For the years ended December 31, 2017 and 2016, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in Other Expense, net in the Consolidated Statements of Comprehensive Income (Loss).
As of December 31, 2017, the Company had no outstanding borrowings under the Revolver.

14. Commitments and contingencies
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

In June 2017, the Company entered in a noncancellable agreement with a computing infrastructure vendor that expires on June 30, 2020. The purchase commitment as of December 31, 2017 was $19.7 million for the remaining period under the three-year agreement.
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
Lease commitments
The Company leases office space and office equipment under non-cancellable operating leases that expire at various dates. The Company incurred approximately $3.9 million, $4.1 million and $3.5 million of total rent expense for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
2018	$3,674
2019	2,964
2020	1,479
2021	969
2022	683
2023 and thereafter	45
Total minimum lease payments	$9,814
The Company's headquarters are located in Houston, Texas, where it leases approximately 98,000 square feet of office space. In June 2016, the Company entered into a fifth amendment to this corporate office lease (the "Fifth Lease Amendment"). The Fifth Lease Amendment, among other things, provides for a three year extension, until October 31, 2019, unless earlier terminated or extended pursuant to the terms of the lease. The Company also has smaller regional offices, including in London, England; Toulouse, France; San Francisco, California; and Sofia, Bulgaria. The Company leases approximately 3,000 square feet of office space in London, approximately 14,000 square feet of space in Toulouse, approximately 6,600 of space in San Francisco, and approximately 23,000 square feet of space in Sofia.

As a result of the Vayant acquisition in August 2017, the Company assumed an operating lease in Sofia, Bulgaria that expires in early 2018. In August 2017, the Company entered into a new operating lease in Sofia to replace the expiring Sofia lease. The new lease expires in January 2023.
The Company had no capital leases at December 31, 2017 and 2016.
15. Segment and geographic information
Operating segments are the components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  The Company sells its pricing and revenue management software to customers in multiple industries and geographies, but has no segment managers who are held accountable for operations, operating results or components below the consolidated unit level.  The company does not allocate costs at a level that would give segment managers the ability to meaningfully evaluate financial performance below the level presented to the CODM. Therefore, the Company believes that it operates in one segment and has a single reporting unit.
Revenue by geography
The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.
International revenue for the years ended December 31, 2017, 2016 and 2015, amounted to approximately $105.7 million, $96.5 million and $104.5 million, respectively, representing 63%, 63% and 62%, respectively, of annual revenue.

The following geographic information is presented for the years ended December 31, 2017, 2016 and 2015. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2017		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$63,097	37%	$56,774	37%	$63,754	38%
Other	13,645	8%	9,335	6%	10,680	6%
Subtotal	76,742	45%	66,109	43%	74,434	44%
Europe	51,273	30%	44,655	29%	47,514	28%
Asia Pacific	26,528	16%	30,457	20%	30,110	18%
The Middle East	11,437	7%	10,567	7%	14,198	8%
Africa	2,836	2%	1,488	1%	1,990	1%
Total revenue	$168,816	100%	$153,276	100%	$168,246	100%
16. Concentrations of credit risk
For the years ended December 31, 2017, 2016 and 2015, no customer accounted for 10% or more of revenue. For the year ended December 31, 2017, no customer accounted for 10% or more of accounts receivables, net and unbilled.
The Company’s cash and cash equivalents and short-term investments on deposit with any one party and at any point in time may exceed federally insured limits. To date, the Company has not incurred any losses in connection with short-term investments.
17. Related-party transactions
The Company currently has employment agreements with its executive officers. The employment agreements provide for twelve to eighteen months of salary upon termination without cause or, in some cases, for good reason and the vesting of certain stock options or other equity awards.
18. Employee retirement savings plan
The Company sponsors a 401(k) savings plan ("401(k) Plan"). The 401(k) Plan is available to substantially all United States employees and is designed to provide eligible employees with an opportunity to make regular contributions to a long-term investment and savings program. Historically, the Company’s matching contribution is defined as 50% of the first 6% of employee contributions. The Company may also make discretionary contributions. Matching contributions by the Company in 2017, 2016 and 2015 totaled approximately $2.0 million, $1.9 million and $1.8 million, respectively.
19. Quarterly results (Unaudited)
The following table presents certain unaudited quarterly financial data for the years ended December 31, 2017 and 2016. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$46,344	$41,937	$40,406	$40,129
Gross profit	$28,197	$24,213	$24,320	$23,520
Loss from operations	$(12,815)	$(17,750)	$(16,710)	$(17,668)
Net loss attributable to PROS Holdings, Inc.	$(16,980)	$(21,226)	$(19,513)	$(20,207)
Net loss attributable to common stockholders per share:
Basic	$(0.53)	$(0.67)	$(0.62)	$(0.65)
Diluted	$(0.53)	$(0.67)	$(0.62)	$(0.65)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$39,926	$38,384	$37,038	$37,928
Gross profit	$23,974	$22,742	$20,990	$22,217
Loss from operations	$(16,258)	$(13,116)	$(18,050)	$(17,974)
Net loss attributable to PROS Holdings, Inc.	$(18,513)	$(15,708)	$(20,527)	$(20,477)
Net loss attributable to common stockholders per share:
Basic	$(0.61)	$(0.52)	$(0.68)	$(0.68)
Diluted	$(0.61)	$(0.52)	$(0.68)	$(0.68)

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2017	$760	$—	$—	$—	$760
2016	$586	$887	$(713)	$—	$760
2015	$868	$319	$(601)	$—	$586
Valuation allowance
2017	$69,049	$5,872	$—	$(768)	$74,153
2016	$44,321	$26,634	$—	$(1,906)	$69,049
2015	$24,027	$20,890	$—	$(596)	$44,321
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the valuation allowance.

Item 16. Form 10-K summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2018.

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
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 15, 2018
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 15, 2018
Stefan Schulz

/s/ William Russell	Chairman of the Board	February 15, 2018
William Russell

/s/ Ellen Keszler	Director	February 15, 2018
Ellen Keszler

/s/ Greg B. Petersen	Director	February 15, 2018
Greg B. Petersen

/s/ Leslie J. Rechan	Director	February 15, 2018
Leslie J. Rechan

/s/ Timothy V. Williams	Director	February 15, 2018
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 15, 2018
Mariette M. Woestemeyer

/s/ Ronald F. Woestemeyer	Director	February 15, 2018
Ronald Woestemeyer

Exhibit Index

		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	8/21/2013

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated December 10, 2014, between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

4.3	Global Note, dated December 10, 2014, between Registrant and Wilmington Trust, National Association, as trustee.		8-K	12/10/2014

4.4	Indenture, dated June 21, 2017, between Registrant and Wilmington Trust, National Association, as trustee.		8-K	6/22/2017

10.1+	1999 Equity Incentive Plan, as amended to date, and form of stock option agreement.		S-1	4/4/2007

10.2+	2007 Equity Incentive Plan.		S-1/A	6/11/2007

10.3+	Form of Non-Qualified Stock Option Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.4+	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.5+	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.10+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-Q	5/2/2013

10.11+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/15/2017

10.12+	2017 Equity Incentive Plan.		10-Q	8/3/2017

10.13+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.14+	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.15+	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.16+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.17+	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.18+	Form of Non-Plan Market Stock Units Agreement.		S-8	2/24/2014

10.19+	Form of Non-Plan Restricted Stock Units Agreement.		S-8	2/24/2014

10.20+	Form of Non-Plan Restricted Stock Units Agreement (France).		S-8	2/24/2014

10.21+	Form of Non-Plan Restricted Stock Units Agreement (Performance France).		S-8	2/24/2014

10.22+	Form of Performance Restricted Stock Unit Agreement.		8-K	9/12/2016

10.23+	2013 Employee Stock Purchase Plan.		8-K	6/7/2013

10.24+	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.		S-1	4/4/2007

10.24.1+	Amendment to Stock Purchase and Stockholders Agreement, dated March 26, 2007, by and among Registrant and certain stockholders.		S-1	4/4/2007

10.25+	Registration Rights Agreement, dated June 8, 2007, by and among Registrant, Mariette M. Woestemeyer and Ronald F. Woestemeyer.		S-1/A	6/11/2007

10.26	Office Lease, dated January 31, 2001, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		S-1	4/7/2007

10.26.1	First Amendment to Office Lease, dated March 31, 2006, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		S-1	4/7/2007

10.26.2	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		10-K	2/22/2013

10.26.3	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		8-K	8/3/2011

10.26.4	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		10-K	2/22/2013

10.26.5	Fifth Amendment to Office Lease, dated June 9, 2016, by and between PROS, Inc., and Houston Community College System.		8-K	6/14/2016

10.27+	Amended and Restated Employment Agreement, dated May 2, 2013, by and between PROS, Inc., Registrant and Andres Reiner.		10-Q	5/2/2013

10.28+	Offer Letter, dated as of January 15, 2015, by and between PROS, Inc. and Stefan Schulz.		8-K	1/20/2015

10.29+	Employment Agreement, dated March 3, 2015, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		8-K	3/5/2015

10.30+	Offer Letter by and between PROS, Inc, and Thomas Dziersk, dated as of October 6, 2017.		8-K	10/6/2017

10.31+	Employment Agreement by and between PROS, Inc., Registrant and Thomas Dziersk, dated as of October 9, 2017.		8-K	10/10/2017

10.32+	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and officers.		8-K	8/21/2013

10.33+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.34	Tender Offer Agreement, dated October 24, 2013, by and between Registrant and Cameleon Software.		8-K	10/24/2013

10.35	Agreement and Plan of Merger, dated December 16, 2013, by and among PROS, Inc., Pandora Merger Sub Corporation, SignalDemand, Inc. and Fortis Advisors LLC.		8-K	12/16/2013

10.36
Agreement and Plan of Merger, dated August 3, 2017, by and among Registrant, Wisdom U.S. Merger Sub Corporation, Vayant Travel Technologies, Inc. and NEVEQ Capital Partners, as agent for Target's securityholders thereunder.
			8-K	8/3/2017

10.37	Credit Agreement, dated July 2, 2012, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	7/9/2012

10.37.1	Third Amendment to Credit Agreement, dated December 3, 2014, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	12/5/2014

10.37.2	Seventh Amendment to Credit Agreement, dated January 27, 2017, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	2/2/2017

10.37.3	Ninth Amendment to Credit Agreement, dated June 15, 2017, by and between PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	6/16/2017

10.38	Purchase Agreement, dated December 4, 2014 by and among Registrant, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein.		8-K	12/10/2014

10.39	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.40	Base Bond Hedge Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.41	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.42	Additional Bond Hedge Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.43	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.44	Base Warrant Confirmation, dated December 4, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.45	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Goldman, Sachs & Co.		8-K	12/10/2014

10.46	Additional Warrant Confirmation, dated December 5, 2014 by and between Registrant and Deutsche Bank AG, London Branch.		8-K	12/10/2014

10.47	Form of Private Placement Purchase Agreement, dated June 15, 2017, between Registrant and each purchaser named therein.		8-K	6/21/2017

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-38 of this Annual Report on Form 10-K.
**
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Indicates a management contract or compensatory plan or arrangement.