Form 10-Q
period 2018-06-30
PROS Holdings, Inc.
filed 2018-07-26
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,749,930 as of July 23, 2018.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$141,867	$160,505
Trade and other receivables, net of allowance of $983 and $760, respectively	39,349	32,484
Deferred costs	3,053	3,137
Prepaid and other current assets	5,518	5,930
Total current assets	189,787	202,056
Property and equipment, net	14,856	14,007
Long-term deferred costs	10,966	3,194
Intangibles, net	22,921	26,929
Goodwill	38,443	38,458
Other long-term assets	4,467	4,039
Total assets	$281,440	$288,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$4,725	$2,976
Accrued liabilities	8,828	6,733
Accrued payroll and other employee benefits	12,392	16,712
Deferred revenue	89,270	75,604
Total current liabilities	115,215	102,025
Long-term deferred revenue	14,957	19,591
Convertible debt, net	219,108	213,203
Other long-term liabilities	819	843
Total liabilities	350,099	335,662
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 37,128,924 and 36,356,760 shares issued, respectively; 32,711,339 and 31,939,175 shares outstanding, respectively	37	36
Additional paid-in capital	212,481	207,924
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(264,161)	(238,185)
Accumulated other comprehensive loss	(3,078)	(2,816)
Total stockholders' equity	(68,659)	(46,979)
Total liabilities and stockholders' equity	$281,440	$288,683
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	$22,038	$13,434	$42,988	$25,648
Maintenance and support	16,225	17,132	32,799	35,208
Total subscription, maintenance and support	38,263	30,566	75,787	60,856
License	695	1,090	1,761	3,280
Services	8,468	8,750	17,788	16,399
Total revenue	47,426	40,406	95,336	80,535
Cost of revenue:
Subscription	8,491	5,800	17,255	11,737
Maintenance and support	2,953	2,881	5,910	6,027
Total cost of subscription, maintenance and support	11,444	8,681	23,165	17,764
License	64	72	137	137
Services	7,216	7,333	14,943	14,794
Total cost of revenue	18,724	16,086	38,245	32,695
Gross profit	28,702	24,320	57,091	47,840
Operating expenses:
Selling and marketing	18,590	17,172	36,158	33,645
General and administrative	10,145	9,782	20,834	20,190
Research and development	12,960	14,076	27,744	28,383
Acquisition-related	—	—	95	—
Loss from operations	(12,993)	(16,710)	(27,740)	(34,378)
Convertible debt interest and amortization	(4,226)	(2,590)	(8,405)	(4,984)
Other income (expense), net	244	(64)	446	(32)
Loss before income tax (benefit) provision	(16,975)	(19,364)	(35,699)	(39,394)
Income tax (benefit) provision	(131)	149	1	326
Net loss	$(16,844)	$(19,513)	$(35,700)	$(39,720)

Net loss per share:
Basic and diluted	$(0.52)	$(0.62)	$(1.10)	$(1.27)
Weighted average number of shares:
Basic and diluted	32,651	31,615	32,514	31,357
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(789)	$1,116	$(262)	$1,376
Unrealized gain (loss) on available-for-sale securities	—	3	—	(10)
Other comprehensive income (loss), net of tax	(789)	1,119	(262)	1,366
Comprehensive loss	$(17,633)	$(18,394)	$(35,962)	$(38,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(35,700)	$(39,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,620	4,005
Amortization of debt discount and issuance costs	5,929	3,510
Share-based compensation	11,398	12,094
Deferred income tax, net	(252)	33
Provision for doubtful accounts	215	—
Loss on disposal of assets	37	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(7,102)	137
Deferred costs	(642)	—
Prepaid expenses and other assets	(62)	(981)
Accounts payable and other liabilities	1,729	2,838
Accrued liabilities	2,114	287
Accrued payroll and other employee benefits	(4,327)	(8,601)
Deferred revenue	11,733	5,089
Net cash used in operating activities	(8,310)	(21,309)
Investing activities:
Purchases of property and equipment	(1,187)	(695)
Capitalized internal-use software development costs	(2,484)	(1,308)
Proceeds from maturities of short-term investments	—	9,983
Net cash (used in) provided by investing activities	(3,671)	7,980
Financing activities:
Exercise of stock options	1,201	5,276
Proceeds from employee stock plans	834	776
Tax withholding related to net share settlement of stock awards	(8,968)	(5,754)
Payments of notes payable	(55)	(155)
Debt issuance costs related to Revolver	—	(125)
Proceeds from issuance of convertible debt, net	—	93,500
Net cash (used in) provided by financing activities	(6,988)	93,518
Effect of foreign currency rates on cash	331	(259)
Net change in cash and cash equivalents	(18,638)	79,930
Cash and cash equivalents:
Beginning of period	160,505	118,039
End of period	$141,867	$197,969
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended June 30, 2018 and 2017, the Company capitalized $1.1 million and $0.8 million, respectively, of internal-use software development costs related to cloud-based offerings, and for the six months ended June 30, 2018 and 2017, the Company capitalized $2.5 million and $1.4 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and six months ended June 30, 2018, the Company amortized $0.2 million and $0.3 million, respectively, of capitalized internal-use software development costs, and for the three and six months ended June 30, 2017, the Company amortized no capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2018 and 2017.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs") and Market Stock Units ("MSUs"). RSUs include (i) time-based awards and (ii) market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of June 30, 2018 and December 31, 2017, respectively, (in thousands):

Award type	June 30, 2018	December 31, 2017
Stock options	—	135
Restricted stock units (time-based)	2,081	2,133
Restricted stock units (market-based)	230	345
Stock appreciation rights	292	356
Market stock units	419	387

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's Common Stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and six months ended June 30, 2018 or 2017.

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

The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2018 were as follows:

June 30, 2018
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

At both June 30, 2018 and December 31, 2017, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure" ("ASC 820"). As of June 30, 2018, the Company determined there were no other-than-temporary impairments on its cost method investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $130.7 million and $131.4 million at June 30, 2018 and December 31, 2017, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

Trade and other receivables

Trade and other receivables are primarily comprised of trade receivables, net of allowance for doubtful accounts, contract assets and unbilled receivables. The Company records trade accounts receivable for its unconditional rights to consideration arising from the Company's performance under contracts with customers. The Company's standard billing terms are that payment is due upon receipt of invoice, payable generally within thirty to sixty days. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts for specific trade receivable balances based on historical collection trends, the age of outstanding trade receivables, existing economic conditions, and any financial security associated with the receivables.

Contract assets represent conditional rights to consideration that have been recognized as revenue in advance of billing the customer. Unbilled receivables represent unconditional rights to consideration arising from contingent revenue, that have been recognized as revenue in advance of billing the customer.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals as the Company currently does not pay an incremental sales commission, the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $14.0 million and $6.3 million as of June 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred costs was $0.7 million for both the three months ended June 30, 2018 and 2017, and $1.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $2.9 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred implementation costs was $0.1 million for both the three months ended June 30, 2018 and 2017, and $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Deferred implementation costs are included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Credit facility

As of June 30, 2018, the Company had no outstanding borrowings under its $50.0 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Company included $0.2 million of unamortized debt issuance costs related to the Revolver in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2018 and 2017, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax benefit of $0.1 million and a tax provision of $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and a tax provision of almost zero and $0.3 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to foreign income taxes and withholding taxes offset by additional release of the valuation allowance. The effective tax rate for the three months ended June 30, 2018 and 2017 was 1% and (1)%, respectively, and for the six months ended June 30, 2018 and 2017 was 0% and (1)%, respectively. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets and foreign and state taxes not based on income. During the quarter ended June 30, 2018, the Company finalized the deferred tax liabilities assumed upon the acquisition of PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.) ("Vayant") resulting in an additional release of valuation allowance recorded in the period.

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

Recently adopted accounting pronouncements

Topic 606

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("Topic 606"). Topic 606 replaces the prior revenue recognition requirements in ASC 605, "Revenue Recognition" ("Topic 605" or "Prior Guidance") with a comprehensive revenue measurement and recognition standard, and expanded disclosure requirements. The new standard also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 took effect in the first quarter of 2018, including interim periods within that reporting period. The Company adopted Topic 606 and applied Topic 606 to those contracts which were not complete as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under the Prior Guidance.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended June 30, 2018 and 2017, the Company recognized approximately $33.0 million and $29.7 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized approximately $51.7 million and $46.0 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and services.

Performance Obligations

As of June 30, 2018, the Company expects to recognize approximately $291.9 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $142.1 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three and six months ended June 30, 2018 and 2017. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$16,566	35%	$15,199	38%	$33,928	35%	$31,029	39%
Europe	14,808	31%	11,076	27%	30,091	32%	22,482	28%
The rest of the world	16,052	34%	14,131	35%	31,317	33%	27,024	33%
Total revenue	$47,426	100%	$40,406	100%	$95,336	100%	$80,535	100%

5. Impact on Financial Statements of Changes in Accounting Policies

The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance sheet at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The differences between balances under Topic 606 and Topic 605 are detailed below:

	June 30, 2018
(in thousands)	As Reported	Adjustments	Balances Under Topic 605
Balance Sheets
Trade and other receivables, net of allowance	$39,349	$(491)	$38,858
Deferred costs, current	3,053	(34)	3,019
Long-term deferred costs	10,966	(7,561)	3,405
Deferred revenue, current	89,270	1,061	90,331
Long-term deferred revenue	14,957	1,268	16,225
Accumulated deficit	$(264,161)	$(10,415)	$(274,576)

	Three Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments	Balances Under Topic 605
Income Statements
Total revenue	$47,426	$202	$47,628
Total cost of revenue	18,724	153	18,877
Selling and marketing	18,590	353	18,943
General and administrative	10,145	(80)	10,065
Research and development	12,960	(59)	12,901
Net loss	(16,844)	(165)	(17,009)
Basic and diluted loss per share	$(0.52)	$(0.01)	$(0.53)

	Six Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments	Balances Under Topic 605
Income Statements
Total revenue	$95,336	$(183)	$95,153
Total cost of revenue	38,245	112	38,357
Selling and marketing	36,158	649	36,807
General and administrative	20,834	(159)	20,675
Research and development	27,744	(117)	27,627
Net loss	(35,700)	(668)	(36,368)
Basic and diluted loss per share	$(1.10)	$(0.02)	$(1.12)

6. Business Combination

On August 3, 2017, the Company acquired Vayant, a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions.

For the three and six months ended June 30, 2018, the Company has included $2.4 million and $4.6 million, respectively, of revenue and $1.0 million and $2.2 million, respectively, of net loss related to Vayant in its consolidated income statement. During the three and six months ended June 30, 2018, the Company incurred acquisition-related costs of zero and $0.1 million, respectively consisting primarily of integration costs and retention of key employees.

All of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values at August 3, 2017.

The final allocation of the total purchase price for Vayant is as follows (in thousands):

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

The Company made a preliminary determination that $0.5 million of net deferred tax liabilities were assumed on the acquisition date. During the three months ended June 30, 2018, the Company made a final determination upon filing of the pre-acquisition period tax return that $0.8 million of net deferred tax liabilities were assumed on the acquisition date. The measurement period adjustment of $0.3 million to the deferred tax liabilities recorded during the three months ended June 30, 2018 resulted in an increase to the goodwill and a benefit to the income tax provision.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Vayant, on a pro forma basis, for the three and six months ended June 30, 2017 as though the Company had acquired Vayant on January 1, 2016. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except earnings per share)	2017	2017
Total revenue	$42,602	$84,784
Net loss	(20,185)	(41,346)
Earnings per share - basic and diluted	$(0.64)	$(1.32)

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(16,844)	$(19,513)	$(35,700)	$(39,720)
Denominator:
Weighted average shares (basic)	32,651	31,615	32,514	31,357
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	32,651	31,615	32,514	31,357
Basic loss per share	$(0.52)	$(0.62)	$(1.10)	$(1.27)
Diluted loss per share	$(0.52)	$(0.62)	$(1.10)	$(1.27)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.1 million for the three months ended June 30, 2018 and 2017, respectively, and 2.1 million and 2.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

8. Noncash Share-based Compensation

During the three months ended June 30, 2018, the Company granted 1,465 RSUs with a weighted average grant-date fair value of $34.14 per share. The Company granted no MSUs, options or SARs during this period.

During the six months ended June 30, 2018, the Company granted 784,992 RSUs with a weighted average grant-date fair value of $27.18 per share. The Company also granted 116,899 MSUs with a weighted average grant-date fair value of $38.18 to certain executive employees during the six months ended June 30, 2018. These MSUs vest on January 10, 2021 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the six months ended June 30, 2018.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation:
Cost of revenue	$398	$515	$880	$1,090
Operating expenses:
Selling and marketing	1,284	1,131	2,568	2,404
General and administrative	2,688	2,880	5,567	5,682
Research and development	1,092	1,406	2,383	2,918
Total included in operating expenses	5,064	5,417	10,518	11,004
Total share-based compensation expense	$5,462	$5,932	$11,398	$12,094

The Company's 2017 Equity Incentive Plan ("2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. As of June 30, 2018, 1,348,896 shares remain available for issuance under the 2017 Stock Plan.

At June 30, 2018, the Company had an estimated $44.0 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and six months ended June 30, 2018, the Company issued zero and 37,115 shares, respectively, under the ESPP. As of June 30, 2018, 253,986 shares remain authorized and available for issuance under the ESPP. As of June 30, 2018, the Company held approximately $0.9 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

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

As of June 30, 2018, the 2019 Notes and the 2047 Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$250,000	$250,000
Less: debt discount and issuance cost, net of amortization	(30,892)	(36,797)
Net carrying amount	$219,108	$213,203

Equity component(1)	$37,560	$37,560

(1)
Recorded within additional paid-in capital in the consolidated balance sheet. As of June 30, 2018, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
2.0% coupon	$1,250	$772	$2,500	$1,491
Amortization of debt issuance costs	352	228	701	442
Amortization of debt discount	2,624	1,590	5,204	3,051
Total	$4,226	$2,590	$8,405	$4,984

As of June 30, 2018 and December 31, 2017, the fair value of the principal amount of the Notes was $276.1 million and $246.6 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

As of June 30, 2018, the remaining life of the 2019 Notes and the 2047 Notes is approximately 17 months and 47 months, respectively.

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
Pursuant to the Warrant, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrant, exceeds the strike price of the Warrant, the Warrant will have a dilutive effect on the Company's earnings per share. Holders of the 2019 Notes and Note Hedge will not have any rights with respect to the Warrant, as the Note Hedge is not part of the 2019 Notes or the Warrant. The Warrant is not part of the 2019 Notes or Note Hedge. Both the Note Hedge and Warrant have been accounted for as part of additional paid-in capital.

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

In June 2017, the Company entered in a noncancelable agreement with a computing infrastructure vendor that expires on June 30, 2020. The purchase commitment as of June 30, 2018 was $17.8 million for the remaining period under the three-year agreement.

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates.

As of June 30, 2018, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2018	$2,024
2019	3,403
2020	1,667
2021	958
2022	674
2023 and thereafter	43
Total minimum lease payments	$8,769

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

Q2 2018 Financial Overview

In the second quarter of 2018, we continued to make substantial progress in the execution of our cloud-first strategy, leading to an increase in our subscription revenue of 64% and 68%, respectively, for the three and six months ended June 30, 2018 as compared to the same periods in 2017. That ongoing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) by 25% as compared to the three and six months of 2017, and accounted for 81% and 79%, respectively, of total revenue for the three and six months ended June 30, 2018.

Cash used in operating activities was $8.3 million for the six months ended June 30, 2018, as compared to $21.3 million for the six months ended June 30, 2017. The improvement in net cash used in operating activities was primarily due to the net impact of working capital changes and an improvement in our operating results. The change in the working capital was mainly attributable to higher recurring deferred revenue driven by our subscription-based sales.

Free cash flow is a key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and others in evaluating the amount of cash generated (used) by our business operations. Free cash flow used during the three months ended June 30, 2018 improved to $5.2 million, compared to $10.1 million for the three months ended June 30, 2017. The improvement was primarily attributable to a $5.5 million decrease in our operating cash outflow due to our business performance following our shift to a subscription-based revenue model. Free cash flow used during the six months ended June 30, 2018 improved to $12.0 million, compared to $23.3 million for the six months ended June 30, 2017. The improvement was primarily attributable to a $13.0 million decrease in operating cash outflow. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash used in operating activities	$(3,578)	$(9,116)	$(8,310)	$(21,309)
Purchase of property and equipment	(409)	(211)	(1,187)	(695)
Capitalized internal-use software development costs	(1,168)	(736)	(2,484)	(1,308)
Free Cash Flow	$(5,155)	$(10,063)	$(11,981)	$(23,312)

Total deferred revenue was $104.2 million as of June 30, 2018, as compared to $95.2 million as of December 31, 2017, an increase of $9.0 million, or 9%, primarily due to an increase in subscription deferred revenue.

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

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the first half of 2018, we believe our market is large and underpenetrated and therefore we intend to continue investing to grow our recurring revenue and support our long-term initiatives. We plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through investments in sales, marketing, cloud support, security and infrastructure. Moreover, we continue to invest to ensure we are compliant with applicable data privacy laws and regulations.

•
Sales Mix Impacts Revenue Recognition Timing. The mix of subscription services and professional services can create revenue variability in given periods based on the nature and scope of services sold together. Professional services that are deemed to be distinct from the subscription services are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined that the professional services are not considered distinct, the professional services and the subscription services are determined to be a single performance obligation and all revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer, resulting in a deferral of revenue and revenue recognized over a shorter period of time, which would have a negative near-term financial impact.

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	46%	33%	45%	32%
Maintenance and support	34	42	34	44
Total subscription, maintenance and support	81	76	79	76
License	1	3	2	4
Services	18	22	19	20
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	14	18	15
Maintenance and support	6	7	6	7
Total cost of subscription, maintenance and support	24	21	24	22
License	—	—	—	—
Services	15	18	16	18
Total cost of revenue	39	40	40	41
Gross profit	61	60	60	59
Operating Expenses:
Selling and marketing	39	42	38	42
General and administrative	21	24	22	25
Research and development	27	35	29	35
Acquisition-related	—	—	—	—
Total operating expenses	88	102	89	102
Convertible debt interest and amortization	(9)	(6)	(9)	(6)
Other income (expense), net	1	—	—	—
Loss before income tax provision	(36)	(48)	(37)	(49)
Income tax provision	—	—	—	—
Net loss	(36)%	(48)%	(37)%	(49)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Subscription	$22,038	$13,434	$8,604	64%	$42,988	$25,648	$17,340	68%
Maintenance and support	16,225	17,132	(907)	(5)%	32,799	35,208	(2,409)	(7)%
Total subscription, maintenance and support	38,263	30,566	7,697	25%	75,787	60,856	14,931	25%
License	695	1,090	(395)	(36)%	1,761	3,280	(1,519)	(46)%
Services	8,468	8,750	(282)	(3)%	17,788	16,399	1,389	8%
Total revenue	$47,426	$40,406	$7,020	17%	$95,336	$80,535	$14,801	18%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers, with the total number of customers generating subscription revenue increasing by 35% and 37%, respectively, for the three and six months ended June 30, 2018. The increase in subscription revenue also included $2.3 million and $4.5 million, respectively, from our acquisition of Vayant for the three and six months ended June 30, 2018. We expect our subscription revenue will continue to increase as we focus on subscription-based sales. We continued to invest in customer programs and initiatives which helped keep our attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer subscription renewal rates will play a role in our ability to continue to grow our subscription revenue.

Maintenance and support revenue. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and converting existing maintenance contracts to the cloud during the three and six months ended June 30, 2018. The decrease for the six months ended June 30, 2018 was also impacted by the timing of certain cash collections during the same period in 2017. As a result of our cloud strategy, we expect maintenance revenue to decline over time as we sell fewer licenses, sell more subscription services and convert existing maintenance contracts to the cloud.

License revenue. License revenue decreased during the three and six months ended June 30, 2018 primarily due to a smaller number of customers licensing our software as a result of our strategy to sell fewer licenses and more subscription services.

Services revenue. For the three months ended June 30, 2018, services revenue decreased primarily as a result of the timing of services recognition on certain contracts recognized as the performance obligation was satisfied over time, partially offset by higher sales of professional services related to our subscription sales and add-on professional services revenue from existing customers.
For the six months ended June 30, 2018, services revenue increased primarily as a result of higher sales of professional services related to our subscription sales and add-on professional services revenue from existing customers. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of subscription	$8,491	$5,800	$2,691	46%	$17,255	$11,737	$5,518	47%
Cost of maintenance and support	2,953	2,881	72	2%	5,910	6,027	(117)	(2)%
Total cost of subscription, maintenance and support	11,444	8,681	2,763	32%	23,165	17,764	5,401	30%
Cost of license	64	72	(8)	(11)%	137	137	—	—%
Cost of services	7,216	7,333	(117)	(2)%	14,943	14,794	149	1%
Total cost of revenue	18,724	16,086	2,638	16%	38,245	32,695	5,550	17%
Gross profit	$28,702	$24,320	$4,382	18%	$57,091	$47,840	$9,251	19%

Cost of subscription. The three and six-month increase in cost of subscription was primarily attributable to an increase of $1.7 million and $3.4 million, respectively, associated with the acquisition of Vayant and an increase in infrastructure cost of $1.0 million and $2.1 million, respectively, to support our current and anticipated subscription customer base. The subscription gross profit percentage for the three months ended June 30, 2018 and 2017, was 61% and 57%, respectively. The subscription gross profit percentage for the six months ended June 30, 2018 and 2017, was 60% and 54%, respectively. The three and six-month increase in gross profit percentage was primarily attributable to a 64% and 68%, respectively, increase in subscription revenue combined with a smaller increase in cost of subscription driven by efficiencies we are achieving in our cloud infrastructure.

Cost of maintenance and support. The cost of maintenance and support remained relatively unchanged for the three and six months ended June 30, 2018. The maintenance and support gross profit percentage was 82% and 83% for the three months ended June 30, 2018 and 2017, respectively. The maintenance and support gross profit percentage was 82% and 83% for the six months ended June 30, 2018 and 2017, respectively, due to the decline in maintenance revenue.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and six months ended June 30, 2018 and 2017. License gross profit percentages for the three months ended June 30, 2018 and 2017 were 91% and 93%, respectively. License gross profit percentages for the six months ended June 30, 2018 and 2017, were 92% and 96%, respectively.

Cost of services. The three-month decrease in cost of services was primarily attributable to efficiencies in cost management initiatives. The six-month increase in cost of services was primarily attributable to an increase in personnel cost for our customer implementations. Services gross profit percentages for the three months ended June 30, 2018 and 2017, were 15% and 16%, respectively. Services gross profit percentages for the six months ended June 30, 2018 and 2017, were 16% and 10%, respectively. Services gross profit percentages vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three and six months ended June 30, 2018 was primarily attributable to an increase in total revenue of 17% and 18%, respectively, as compared to the same periods in 2017.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Selling and marketing	$18,590	$17,172	$1,418	8%	$36,158	$33,645	$2,513	7%
General and administrative	10,145	9,782	363	4%	20,834	20,190	644	3%
Research and development	12,960	14,076	(1,116)	(8)%	27,744	28,383	(639)	(2)%
Acquisition-related	—	—	—	nm	95	—	95	nm
Total operating expenses	$41,695	$41,030	$665	2%	$84,831	$82,218	$2,613	3%

Selling and marketing expenses. For the three and six months ended June 30, 2018, selling and marketing expenses increased primarily as a result of a $0.8 million and $1.4 million, respectively, increase in personnel cost as we continue our focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $0.6 million and $1.1 million in non-personnel cost, which was mainly driven by the intangible amortization related to our acquisition of Vayant.

General and administrative expenses. The three-month increase in general and administrative expenses was mainly attributable to bad debt expense recognized in the period. For the six months ended June 30, 2018, general and administrative expenses increased as we added personnel to support our growth and due to an increase in bad debt expense as compared to the same period in 2017.

Research and development expenses. The three-month decrease in research and development expenses was mainly attributable to an increase in capitalized internal-use software cost of $0.5 million, a decrease of share-based compensation cost of $0.3 million and a $0.3 million decrease in IT-related and other expenses.

The six-month decrease in research and development expenses was mainly attributable to an increase in capitalized internal-use software cost of $1.2 million, a decrease of share-based compensation cost of $0.5 million, and a $0.1 million decrease in IT-related and other expenses. The decrease was partially offset by an increase of $1.2 million in personnel cost primarily due to higher headcount associated with the Vayant acquisition.

    Acquisition-related expenses. Acquisition-related expenses were $0.1 million for the six months ended June 30, 2018, consisting primarily of integration costs and retention bonuses related to our acquisition of Vayant.

Other income (expense), net:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Convertible debt interest and amortization	$(4,226)	$(2,590)	$(1,636)	63%	$(8,405)	$(4,984)	$(3,421)	69%
Other income (expense), net	$244	$(64)	$308	(481)%	$446	$(32)	$478	(1,494)%

Convertible debt interest and amortization. The convertible debt expense for the three and six months ended June 30, 2018 and 2017 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. The increase in convertible debt interest is directly related to the 2047 Notes issued in June 2017.

Other income (expense) net. Other income (expense) net increased by $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2018, primarily due to an increase in interest income partially offset by foreign currency exchange rate fluctuations during the periods.

Income tax (benefit) provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Effective tax rate	1%	(1)%	n/a	n/a	—%	(1)%	n/a	n/a
Income tax (benefit) provision	$(131)	$149	$(280)	(188)%	$1	$326	$(325)	(100)%

Income tax (benefit) provision. The tax (benefit) provision for the three and six months ended June 30, 2018 included foreign taxes and withholding taxes offset by additional release of the valuation allowance related to the Vayant acquisition. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "TCJA"). The TCJA significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% effective January 1, 2018. We continue to monitor tax reform and have reflected the impact of tax reform in our results for the three and six months ended June 30, 2018.

Our effective tax rate was 1% and 0% for the three and six months ended June 30, 2018, respectively, and (1)% for both the three and six months ended June 30, 2017. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the 1% tax rate for the three months ended June 30, 2018 and 2017 is due to foreign and state taxes not based on pre-tax income. During the three months ended June 30, 2018, we finalized the deferred tax liabilities assumed upon the acquisition of Vayant. An additional release of valuation allowance was recorded in the period.

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

Liquidity and Capital Resources

At June 30, 2018, we had $141.9 million of cash and cash equivalents and $74.6 million of working capital as compared to $160.5 million of cash and cash equivalents and $100.0 million of working capital at December 31, 2017.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net cash used in operating activities	$(8,310)	$(21,309)
Net cash (used in) provided by investing activities	(3,671)	7,980
Net cash (used in) provided by financing activities	(6,988)	93,518
Cash and cash equivalents (beginning of period)	160,505	118,039
Cash and cash equivalents (end of period)	$141,867	$197,969

Net cash used in operating activities. The $13.0 million decrease in net cash used in operating activities was primarily due to the net impact of working capital changes and a $4.0 million improvement in our operating results. The change in the working capital was mainly attributable to higher recurring deferred revenue driven by our subscription-based sales.

Net cash (used in) provided by investing activities. The $11.7 million increase in net cash used in investing activities was primarily due to $10.0 million related to the timing of maturities of short-term investments in 2017. In addition, capitalized internal-use software and capital expenditures increased by $1.2 million and $0.5 million, respectively, in the six months ended June 30, 2018 as compared to the same period in 2017 as we continue to invest in our solutions to grow our recurring revenue.

Net cash (used in) provided by financing activities. The decrease of $100.5 million in net cash provided by financing activities primarily consisted of the decrease of proceeds from the issuance of our 2047 Notes of $93.5 million in 2017, a decrease in proceeds from the exercise of stock options of $4.1 million and an increase of $3.2 million in tax withholdings on vesting of employee share-based awards. The decrease was partially offset by higher proceeds from employee stock plans of $0.1 million, a decrease of $0.1 million in note payable payments and a payment of $0.1 million in debt issuance costs on the Revolver renewal in 2017.

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

Credit facility

In July 2012, we entered into the Revolver. In January 2017, we extended the maturity date of the Revolver through July 2022. There were no outstanding borrowings under the Revolver as of June 30, 2018. As of June 30, 2018, we had $0.2 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2018 and 2017, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2018 would result in a loss of approximately $0.1 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and six months ended June 30, 2018 by approximately $0.4 million and $0.7 million, respectively. However, due to the relatively low volume of payments made and received by PROS through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

PROS is exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2018, PROS had no borrowings under the Revolver.

As of June 30, 2018, we had outstanding principal amounts of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on our evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our revenue contracts and properly assessed the impact of our adoption of Topic 606 on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 606.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2018, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2018.

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

PROS HOLDINGS, INC.

July 26, 2018	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 26, 2018	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)