Form 10-Q
period 2018-09-30
PROS Holdings, Inc.
filed 2018-10-25
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 37,149,951 as of October 22, 2018.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$281,889	$160,505
Trade and other receivables, net of allowance of $981 and $760, respectively	46,170	32,484
Deferred costs	3,413	3,137
Prepaid and other current assets	7,123	5,930
Total current assets	338,595	202,056
Property and equipment, net	14,855	14,007
Long-term deferred costs	11,481	3,194
Intangibles, net	21,229	26,929
Goodwill	38,373	38,458
Other long-term assets	4,643	4,039
Total assets	$429,176	$288,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$5,542	$2,976
Accrued liabilities	6,313	6,733
Accrued payroll and other employee benefits	16,375	16,712
Deferred revenue	100,504	75,604
Total current liabilities	128,734	102,025
Long-term deferred revenue	14,492	19,591
Convertible debt, net	222,124	213,203
Other long-term liabilities	815	843
Total liabilities	366,165	335,662
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 41,556,620 and 36,356,760 shares issued, respectively; 37,139,035 and 31,939,175 shares outstanding, respectively	42	36
Additional paid-in capital	360,021	207,924
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(279,948)	(238,185)
Accumulated other comprehensive loss	(3,166)	(2,816)
Total stockholders' equity	63,011	(46,979)
Total liabilities and stockholders' equity	$429,176	$288,683
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	$23,888	$15,809	$66,876	$41,457
Maintenance and support	16,238	17,124	49,037	52,332
Total subscription, maintenance and support	40,126	32,933	115,913	93,789
License	1,093	603	2,854	3,883
Services	7,856	8,401	25,644	24,800
Total revenue	49,075	41,937	144,411	122,472
Cost of revenue:
Subscription	9,053	7,868	26,308	19,605
Maintenance and support	2,852	2,859	8,762	8,886
Total cost of subscription, maintenance and support	11,905	10,727	35,070	28,491
License	63	73	200	210
Services	7,508	6,924	22,451	21,718
Total cost of revenue	19,476	17,724	57,721	50,419
Gross profit	29,599	24,213	86,690	72,053
Operating expenses:
Selling and marketing	17,513	16,980	53,671	50,625
General and administrative	10,179	10,324	31,013	30,514
Research and development	13,773	14,046	41,517	42,429
Acquisition-related	—	613	95	613
Loss from operations	(11,866)	(17,750)	(39,606)	(52,128)
Convertible debt interest and amortization	(4,266)	(4,094)	(12,671)	(9,078)
Other income, net	521	347	967	315
Loss before income tax provision (benefit)	(15,611)	(21,497)	(51,310)	(60,891)
Income tax provision (benefit)	175	(271)	176	55
Net loss	$(15,786)	$(21,226)	$(51,486)	$(60,946)

Net loss per share:
Basic and diluted	$(0.44)	$(0.67)	$(1.53)	$(1.93)
Weighted average number of shares:
Basic and diluted	35,676	31,867	33,568	31,527
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(88)	$329	$(350)	$1,705
Unrealized gain (loss) on available-for-sale securities	—	6	—	(4)
Other comprehensive income (loss), net of tax	(88)	335	(350)	1,701
Comprehensive loss	$(15,874)	$(20,891)	$(51,836)	$(59,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(51,486)	$(60,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,785	7,047
Amortization of debt discount and issuance costs	8,958	6,363
Share-based compensation	16,355	17,665
Deferred income tax, net	(252)	(453)
Provision for doubtful accounts	215	—
Loss on disposal of assets	37	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(13,898)	(141)
Deferred costs	(1,517)	—
Prepaid expenses and other assets	(1,884)	(6,301)
Accounts payable and other liabilities	2,569	1,734
Accrued liabilities	(533)	(473)
Accrued payroll and other employee benefits	(342)	(5,722)
Deferred revenue	22,508	11,379
Net cash used in operating activities	(9,485)	(29,848)
Investing activities:
Purchases of property and equipment	(1,406)	(1,235)
Acquisition of Vayant, net of cash acquired	—	(34,130)
Capitalized internal-use software development costs	(3,686)	(1,996)
Purchase of intangible assets	—	(75)
Proceeds from maturities of short-term investments	—	15,992
Net cash used in investing activities	(5,092)	(21,444)
Financing activities:
Exercise of stock options	1,142	6,347
Proceeds from employee stock plans	1,720	1,535
Tax withholding related to net share settlement of stock awards	(9,153)	(7,243)
Proceeds from Secondary Offering, net	141,954	—
Payments of notes payable	(54)	(155)
Debt issuance costs related to Revolver	—	(150)
Debt issuance cost related to convertible debt	—	(2,673)
Proceeds from issuance of convertible debt, net	—	93,500
Net cash provided by financing activities	135,609	91,161
Effect of foreign currency rates on cash	352	(549)
Net change in cash and cash equivalents	121,384	39,320
Cash and cash equivalents:
Beginning of period	160,505	118,039
End of period	$281,889	$157,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company" or "PROS"), provides end-to-end Artificial Intelligence ("AI")-powered solutions that enable fast, frictionless and personalized buying experiences for businesses to compete in today’s digital economy. PROS solutions provide actionable intelligence that enable dynamic buying experiences for both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. The Company's end-to-end solutions drive pricing optimization, sales effectiveness and revenue management by enabling companies to create data-driven, personalized buying experiences. Companies can use PROS solutions to assess the market environment in real time to deliver customized prices and offers. PROS solutions enable buyers to move fluidly across PROS customers’ direct sales, online, mobile and partner channels and have personalized experiences however those customers choose to buy. The Company's data science and AI are designed to reduce time and complexity and add actionable intelligence to help PROS customers outperform in their markets. The Company provides standardized configurations of its software based on the industries it serves and offers professional services to configure these solutions to meet the specific needs of each customer.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended September 30, 2018 and 2017, the Company capitalized $1.2 million and $0.7 million, respectively, of internal-use software development costs related to cloud-based offerings, and for the nine months ended September 30, 2018 and 2017, the Company capitalized $3.7 million and $2.2 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three and nine months ended September 30, 2018, the Company amortized $0.3 million and $0.7 million, respectively, of capitalized internal-use software development costs, and for the three and nine months ended September 30, 2017, the Company amortized an immaterial amount of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2018 and 2017.

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

The following table presents the number of shares or units outstanding for each award type as of September 30, 2018 and December 31, 2017, respectively, (in thousands):

Award type	September 30, 2018	December 31, 2017
Stock options	—	135
Restricted stock units (time-based)	1,988	2,133
Restricted stock units (market-based)	230	345
Stock appreciation rights	287	356
Market stock units	404	387

Stock options, time-based RSUs and SARs vest ratably between one and four years. Market-based RSUs vest if the average trailing closing price of the Company's common stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options or SARs during the three and nine months ended September 30, 2018 or 2017.

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

The weighted average assumptions used to value the MSUs granted during the three and nine months ended September 30, 2018 were as follows:

September 30, 2018
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

At both September 30, 2018 and December 31, 2017, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for under the cost method and the Company measures it at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The Company estimates fair value of its cost method investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure" ("ASC 820"). As of September 30, 2018, the Company determined there were no other-than-temporary impairments on its cost method investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $131.3 million and $131.4 million at September 30, 2018 and December 31, 2017, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals as the Company currently does not pay an incremental sales commission, the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $14.9 million and $6.3 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred costs was $0.8 million for both the three months ended September 30, 2018 and 2017, and $2.1 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $3.5 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively. Amortization expense for the deferred implementation costs was $0.1 million for both the three months ended September 30, 2018 and 2017, and $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Deferred implementation costs are included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Credit facility

As of September 30, 2018, the Company had no outstanding borrowings under its $50.0 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Company included $0.1 million of unamortized debt issuance costs related to the Revolver in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018 and 2017, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million and a tax benefit of $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and a tax provision of $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to foreign income taxes and withholding taxes offset by additional release of the valuation allowance. The effective tax rate for the three months ended September 30, 2018 and 2017 was (1)% and 1%, respectively, and for the nine months ended September 30, 2018 and 2017 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets and foreign and state taxes not based on income. During the nine months ended September 30, 2018, the Company finalized the deferred tax liabilities assumed upon the acquisition of PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.) ("Vayant") resulting in an additional release of valuation allowance recorded in the period.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended September 30, 2018 and 2017, the Company recognized approximately $32.4 million and $27.9 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized approximately $64.4 million and $57.4 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and services.

Performance Obligations

As of September 30, 2018, the Company expects to recognize approximately $309.4 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $149.8 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three and nine months ended September 30, 2018 and 2017. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Revenue
United States of America	$16,610	34%	$15,829	38%	$50,538	35%	$46,858	38%
Europe	15,019	31%	12,574	30%	45,110	31%	35,056	29%
The rest of the world	17,446	35%	13,534	32%	48,763	34%	40,558	33%
Total revenue	$49,075	100%	$41,937	100%	$144,411	100%	$122,472	100%

5. Impact on Financial Statements of Changes in Accounting Policies

The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance sheet at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The differences between balances under Topic 606 and Topic 605 are detailed below:

	September 30, 2018
(in thousands)	As Reported	Adjustments	Balances Under Topic 605
Balance Sheets
Trade and other receivables, net of allowance	$46,170	$(352)	$45,818
Deferred costs, current	3,413	(192)	3,221
Long-term deferred costs	11,481	(7,859)	3,622
Deferred revenue, current	100,504	1,292	101,796
Long-term deferred revenue	14,492	1,677	16,169
Accumulated deficit	$(279,948)	$(11,372)	$(291,320)

	Three Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments	Balances Under Topic 605
Income Statements
Total revenue	$49,075	$(500)	$48,575
Total cost of revenue	19,476	216	19,692
Selling and marketing	17,513	379	17,892
General and administrative	10,179	(80)	10,099
Research and development	13,773	(59)	13,714
Net loss	(15,786)	(956)	(16,742)
Basic and diluted loss per share	$(0.44)	$(0.03)	$(0.47)

	Nine Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments	Balances Under Topic 605
Income Statements
Total revenue	$144,411	$(684)	$143,727
Total cost of revenue	57,721	328	58,049
Selling and marketing	53,671	1,028	54,699
General and administrative	31,013	(239)	30,774
Research and development	41,517	(176)	41,341
Net loss	(51,486)	(1,625)	(53,111)
Basic and diluted loss per share	$(1.53)	$(0.05)	$(1.58)

6. Business Combination

On August 3, 2017, the Company acquired Vayant, a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions.

For the three and nine months ended September 30, 2018, the Company has included $2.3 million and $7.0 million, respectively, of revenue and $1.6 million and $3.8 million, respectively, of net loss related to Vayant in its consolidated income statement. During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of zero and $0.1 million, respectively consisting primarily of integration costs and retention of key employees. During the three and nine months ended September 30, 2017, the Company incurred acquisition-related costs of $0.6 million primarily related to advisory and legal fees, accounting and professional fees, and retention of key employees.

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

The Company made a preliminary determination that $0.5 million of net deferred tax liabilities were assumed on the acquisition date. During the nine months ended September 30, 2018, the Company made a final determination upon filing of the pre-acquisition period tax return that $0.8 million of net deferred tax liabilities were assumed on the acquisition date. The measurement period adjustment of $0.3 million to the deferred tax liabilities recorded during the nine months ended September 30, 2018 resulted in an increase to the goodwill and a benefit to the income tax provision.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Vayant, on a pro forma basis, for the three and nine months ended September 30, 2017 as though the Company had acquired Vayant on January 1, 2016. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except earnings per share)	2017	2017
Total revenue	$42,738	$127,522
Net loss	(23,150)	(64,496)
Earnings per share - basic and diluted	$(0.73)	$(2.05)

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(15,786)	$(21,226)	$(51,486)	$(60,946)
Denominator:
Weighted average shares (basic)	35,676	31,867	33,568	31,527
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	35,676	31,867	33,568	31,527
Basic loss per share	$(0.44)	$(0.67)	$(1.53)	$(1.93)
Diluted loss per share	$(0.44)	$(0.67)	$(1.53)	$(1.93)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.2 million and 2.0 million for the three months ended September 30, 2018 and 2017, respectively, and 2.1 million and 2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

8. Noncash Share-based Compensation

During the three months ended September 30, 2018, the Company granted 18,904 RSUs with a weighted average grant-date fair value of $39.41 per share. The Company granted no MSUs, options or SARs during this period.

During the nine months ended September 30, 2018, the Company granted 803,896 RSUs with a weighted average grant-date fair value of $27.47 per share. The Company also granted 116,899 MSUs with a weighted average grant-date fair value of $38.18 to certain executive employees during the nine months ended September 30, 2018. These MSUs vest on January 10, 2021 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The Company did not grant any stock options or SARs during the nine months ended September 30, 2018.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation:
Cost of revenue	$445	$479	$1,325	$1,569
Operating expenses:
Selling and marketing	779	909	3,347	3,313
General and administrative	2,635	2,864	8,202	8,546
Research and development	1,098	1,319	3,481	4,237
Total included in operating expenses	4,512	5,092	15,030	16,096
Total share-based compensation expense	$4,957	$5,571	$16,355	$17,665

The Company's 2017 Equity Incentive Plan ("2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. As of September 30, 2018, 1,358,775 shares remain available for issuance under the 2017 Stock Plan.

At September 30, 2018, the Company had an estimated $37.9 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and nine months ended September 30, 2018, the Company issued 38,431 and 75,546 shares, respectively, under the ESPP. As of September 30, 2018, 215,555 shares remain authorized and available for issuance under the ESPP. As of September 30, 2018, the Company held approximately $0.5 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

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

As of September 30, 2018, the 2019 Notes and the 2047 Notes are not yet convertible.

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

The Notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal	$250,000	$250,000
Less: debt discount and issuance cost, net of amortization	(27,876)	(36,797)
Net carrying amount	$222,124	$213,203

Equity component(1)	$37,560	$37,560

(1)
Recorded within additional paid-in capital in the consolidated balance sheet. As of September 30, 2018, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
2.0% coupon	$1,250	$1,250	$3,750	$2,741
Amortization of debt issuance costs	357	340	1,058	782
Amortization of debt discount	2,659	2,504	7,863	5,555
Total	$4,266	$4,094	$12,671	$9,078

As of September 30, 2018 and December 31, 2017, the fair value of the principal amount of the Notes was $268.3 million and $246.6 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

As of September 30, 2018, the remaining life of the 2019 Notes and the 2047 Notes is approximately 14 months and 44 months, respectively.

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

10. Equity Offering

In August 2018, the Company completed a follow-on public offering of 3,800,000 shares of the Company's common stock at an offering price of $34 per share (the "Secondary Offering"). Additionally, as part of the Secondary Offering the underwriters exercised, in full, their over-allotment option to purchase an additional 570,000 shares of the Company's common stock at the offering price of $34 per share. The aggregate gross proceeds from the Secondary Offering, including the exercise of the over-allotment, were $148.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $142.0 million.

11. Commitments and Contingencies

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

In June 2017, the Company entered in a noncancelable agreement with a computing infrastructure vendor that expires on June 30, 2020. The purchase commitment as of September 30, 2018 was $12.6 million for the remaining period under the three-year agreement.

Contractual obligations

In September 2018, the Company entered into an agreement of limited partnership related to a venture fund, pursuant to which the Company committed to make a capital contribution of $2.3 million within the next five years.

Lease commitments

The Company leases office space and office equipment under noncancelable operating leases that expire at various dates.

As of September 30, 2018, the future minimum lease commitments related to lease agreements were as follows:

Year Ending December 31,	Amount
Remaining 2018	$991
2019	3,553
2020	1,666
2021	957
2022	678
2023 and thereafter	43
Total minimum lease payments	$7,888

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

Overview

PROS provides end-to-end Artificial Intelligence ("AI")-powered solutions that enable fast, frictionless and personalized buying experiences for businesses to compete in today’s digital economy. Our solutions provide actionable intelligence that enable dynamic buying experiences for both B2B and B2C companies across industry verticals. Our end-to-end solutions drive pricing optimization, sales effectiveness and revenue management by enabling companies to create data-driven, personalized buying experiences. Companies can use PROS solutions to assess the market environment in real time to deliver customized prices and offers. Our solutions enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however those customers choose to buy. Our data science and AI are designed to reduce time and complexity and add actionable intelligence to help our customers outperform in their markets. We provide standardized configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer.

Q3 2018 Financial Overview

In the third quarter of 2018, we continued to make substantial progress in the execution of our cloud-first strategy, leading to an increase in our subscription revenue of 51% and 61% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 22% and 24%, respectively, as compared to the three and nine months of 2017, and accounted for 82% and 80%, respectively, of total revenue for the three and nine months ended September 30, 2018.

Cash used in operating activities was $9.5 million for the nine months ended September 30, 2018, as compared to $29.8 million for the nine months ended September 30, 2017. The improvement in net cash used in operating activities was primarily due to the net impact of working capital changes and an improvement in our operating results. The change in the working capital was mainly attributable to higher recurring deferred revenue driven by our subscription-based sales.

Free cash flow is a key metric to assess the strength of our business. Free cash flow is a non-GAAP financial measure defined as net cash provided or used by operating activities, less additions to property, plant and equipment, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and others in evaluating the amount of cash generated (used) by our business operations. Free cash flow used during the three months ended September 30, 2018 improved to $2.6 million, compared to $9.8 million for the three months ended September 30, 2017. The improvement was primarily attributable to a $7.4 million decrease in our operating cash outflow due to our business performance following our shift to a subscription-based revenue model. Free cash flow used during the nine months ended September 30, 2018 improved to $14.6 million, compared to $33.2 million for the nine months ended September 30, 2017. The improvement was primarily attributable to a $20.4 million decrease in operating cash outflow. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash used in operating activities	$(1,175)	$(8,539)	$(9,485)	$(29,848)
Purchase of property and equipment	(219)	(540)	(1,406)	(1,235)
Purchase of intangible assets	—	(75)	—	(75)
Capitalized internal-use software development costs	(1,202)	(688)	(3,686)	(1,996)
Free Cash Flow	$(2,596)	$(9,842)	$(14,577)	$(33,154)

Total deferred revenue was $115.0 million as of September 30, 2018, as compared to $95.2 million as of December 31, 2017, an increase of $19.8 million, or 21%, primarily due to an increase in subscription deferred revenue.

Secondary Offering

In August 2018, we completed a follow-on public Secondary Offering of 3,800,000 shares of our common stock at an offering price of $34 per share. Additionally, as part of the Secondary Offering the underwriters exercised, in full, their over-allotment option to purchase an additional 570,000 shares of our common stock at the offering price of $34 per share. The aggregate gross proceeds from the Secondary Offering, including the exercise of the over-allotment, were $148.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $142.0 million.

Factors Affecting Our Performance

Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Cloud Transition. In 2015, we began our transition to a cloud business to help accelerate adoption of our solutions and drive recurring revenue. Our cloud strategy has resulted in more sales of subscription-based solutions and very few on-premise licenses since that time, and we expect this trend to continue. This increase in the sales of subscription-based solutions has resulted in an increase in our subscription revenue, and deferred more of our revenue recognition to later periods than we experienced prior to 2015. We also expect that over time, additional sales of our cloud-based solutions will result in a decrease in our maintenance and support revenue, particularly as existing customers migrate from our licensed solutions to our cloud solutions.

•
B2B Buying Preferences Driving Technology Adoption. B2B buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. For example, buyers increasingly prefer to buy online when they have already decided what to buy, and often prefer not to interact with a sales representative as their primary source of research. In response, we believe that businesses are increasingly looking to modernize their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these B2B experiences with our AI-powered solutions that enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however they choose to buy.

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the first nine months of 2018, we believe our market is large and underpenetrated and therefore we intend to continue investing to grow our recurring revenue and support our long-term initiatives. We plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies. In addition, we plan to continue to expand our ability to sell our subscription offerings globally through investments in sales, marketing, cloud support, security, data privacy compliance and infrastructure.

•
Sales Mix Impacts Subscription Revenue Recognition Timing. The mix of subscription services and professional services can create revenue variability in given periods based on the nature and scope of services sold together. Professional services that are deemed to be distinct from the subscription services are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined that the professional services are not considered distinct, the professional services and the subscription services are determined to be a single performance obligation and all revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer, resulting in a deferral of revenue and revenue recognized over a shorter period of time, which would have a negative near-term financial impact.

Results of Operations

The following table sets forth certain items in our Condensed Consolidated Statements of Comprehensive Income (Loss) as a percentage of total revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	49%	38%	46%	34%
Maintenance and support	33	41	34	43
Total subscription, maintenance and support	82	79	80	77
License	2	1	2	3
Services	16	20	18	20
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	19	18	16
Maintenance and support	6	7	6	7
Total cost of subscription, maintenance and support	24	26	24	23
License	—	—	—	—
Services	15	17	16	18
Total cost of revenue	40	42	40	41
Gross profit	60	58	60	59
Operating Expenses:
Selling and marketing	36	40	37	41
General and administrative	21	25	21	25
Research and development	28	33	29	35
Acquisition-related	—	1	—	1
Total operating expenses	84	100	87	101
Convertible debt interest and amortization	(9)	(10)	(9)	(7)
Other income (expense), net	1	1	1	—
Loss before income tax provision	(32)	(51)	(36)	(50)
Income tax provision	—	(1)	—	—
Net loss	(32)%	(51)%	(36)%	(50)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Subscription	$23,888	$15,809	$8,079	51%	$66,876	$41,457	$25,419	61%
Maintenance and support	16,238	17,124	(886)	(5)%	49,037	52,332	(3,295)	(6)%
Total subscription, maintenance and support	40,126	32,933	7,193	22%	115,913	93,789	22,124	24%
License	1,093	603	490	81%	2,854	3,883	(1,029)	(27)%
Services	7,856	8,401	(545)	(6)%	25,644	24,800	844	3%
Total revenue	$49,075	$41,937	$7,138	17%	$144,411	$122,472	$21,939	18%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers, with the total number of customers generating subscription revenue increasing by 14% and 17%, respectively, for the three and nine months ended September 30, 2018. The increase in subscription revenue also included an increase of $1.1 million and $5.6 million, respectively, from our acquisition of Vayant for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 . We expect our subscription revenue will continue to increase as we focus on subscription-based sales. We continued to invest in customer programs and initiatives which helped keep our attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer subscription renewal rates will play a role in our ability to continue to grow our subscription revenue.

Maintenance and support revenue. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and converting existing maintenance contracts to the cloud during the three and nine months ended September 30, 2018. The decrease for the nine months ended September 30, 2018 was also impacted by the timing of certain cash collections during the same period in 2017. As a result of our cloud strategy, we expect maintenance revenue to continue to decline over time as we sell fewer licenses and related maintenance and support, sell more subscription services and convert existing maintenance contracts to the cloud.

License revenue. License revenue increased during the three months ended September 30, 2018 primarily due to an increase in license revenue recognized upon software delivery.

License revenue decreased during the nine months ended September 30, 2018 primarily due to a smaller number of customers licensing our software as a result of our strategy to sell fewer licenses and more subscription services.

Services revenue. For the three months ended September 30, 2018, services revenue decreased primarily as a result of the timing of services recognition on certain customer contracts recognized as the performance obligation was satisfied over time, partially offset by higher sales of professional services related to our subscription sales.
For the nine months ended September 30, 2018, services revenue increased primarily as a result of higher sales of professional services related to our subscription sales and add-on professional services revenue from existing customers. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of subscription	$9,053	$7,868	$1,185	15%	$26,308	$19,605	$6,703	34%
Cost of maintenance and support	2,852	2,859	(7)	—%	8,762	8,886	(124)	(1)%
Total cost of subscription, maintenance and support	11,905	10,727	1,178	11%	35,070	28,491	6,579	23%
Cost of license	63	73	(10)	(14)%	200	210	(10)	(5)%
Cost of services	7,508	6,924	584	8%	22,451	21,718	733	3%
Total cost of revenue	19,476	17,724	1,752	10%	57,721	50,419	7,302	14%
Gross profit	$29,599	$24,213	$5,386	22%	$86,690	$72,053	$14,637	20%

Cost of subscription. The three and nine-month increase in cost of subscription was primarily attributable to an increase of $1.1 million and $4.7 million, respectively, associated with the acquisition of Vayant and an increase in infrastructure, IT-related and other costs of $0.1 million and $2.0 million, respectively, to support our current and anticipated subscription customer base. The subscription gross profit percentage for the three months ended September 30, 2018 and 2017, was 62% and 50%, respectively. The subscription gross profit percentage for the nine months ended September 30, 2018 and 2017, was 61% and 53%, respectively. The three and nine-month increase in gross profit percentage was primarily attributable to a 51% and 61% increase in subscription revenue, respectively, combined with a smaller increase in cost of subscription driven by efficiencies we are achieving in our cloud infrastructure.

Cost of maintenance and support. The cost of maintenance and support remained relatively unchanged for the three and nine months ended September 30, 2018. The maintenance and support gross profit percentage was 82% and 83% for the three months ended September 30, 2018 and 2017, respectively. The maintenance and support gross profit percentage was 82% and 83% for the nine months ended September 30, 2018 and 2017, respectively, due to the decline in maintenance revenue.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent for the three and nine months ended September 30, 2018 and 2017. License gross profit percentage for the three months ended September 30,

2018 and 2017 was 94% and 88%, respectively. License gross profit percentage for the nine months ended September 30, 2018 and 2017, was 93% and 95%, respectively.

Cost of services. The three and nine-month increase in cost of services was primarily attributable to an increase in personnel cost for our customer implementations. Services gross profit percentage for the three months ended September 30, 2018 and 2017, was 4% and 18%, respectively. Services gross profit percentage for the nine months ended September 30, 2018 and 2017, was 12%. Services gross profit percentages vary from period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three and nine months ended September 30, 2018 was primarily attributable to an increase in total revenue of 17% and 18%, respectively, as compared to the same periods in 2017 mainly due to increase in our subscription revenue.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Selling and marketing	$17,513	$16,980	$533	3%	$53,671	$50,625	$3,046	6%
General and administrative	10,179	10,324	(145)	(1)%	31,013	30,514	499	2%
Research and development	13,773	14,046	(273)	(2)%	41,517	42,429	(912)	(2)%
Acquisition-related	—	613	(613)	nm	95	613	(518)	(85)%
Total operating expenses	$41,465	$41,963	$(498)	(1)%	$126,296	$124,181	$2,115	2%

Selling and marketing expenses. For the three and nine months ended September 30, 2018, selling and marketing expenses increased primarily as a result of a $0.7 million and $2.1 million, respectively, increase in personnel cost as we continue our focus on adding new customers and increasing penetration within our existing customer base. In addition, for the three months, there was a decrease in non-personnel cost primarily driven by a decrease of $0.3 million in travel expense and a decrease of $0.2 million in recruiting expense, partially offset by an increase of $0.3 million in sales and marketing initiatives. For the nine months, there was an increase of $0.9 million in non-personnel cost, which was mainly driven by an increase of $1.1 million of the intangible amortization related to our acquisition of Vayant and a $0.5 million increase in sales and marketing initiatives, partially offset by a $0.7 million decrease in travel expenses.

General and administrative expenses. The three-month decrease in general and administrative expenses was mainly attributable to a slight decrease in personnel cost in the period, mainly related to a decrease of share-based compensation cost. For the nine months ended September 30, 2018, the increase in general and administrative expenses was primarily due to a $0.4 million increase associated with the acquisition of Vayant and an increase in bad debt expense as compared to the same period in 2017.

Research and development expenses. The three-month decrease in research and development expenses was mainly attributable to an increase in capitalized internal-use software cost of $0.5 million and a decrease of share-based compensation cost of $0.2 million, partially offset by a $0.4 million increase primarily due to higher headcount associated with the Vayant acquisition.

The nine-month decrease in research and development expenses was mainly attributable to an increase in capitalized internal-use software cost of $1.5 million, a decrease of share-based compensation cost of $0.8 million, and a $0.2 million decrease in IT-related and other expenses. The decrease was partially offset by an increase of $1.6 million in personnel cost primarily due to higher headcount associated with the Vayant acquisition.

Acquisition-related expenses. Acquisition-related expenses were zero and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Acquisition-related expenses consisted primarily of integration costs, retention bonuses, advisory, legal, accounting and professional fees related to our acquisition of Vayant.

Other income, net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Convertible debt interest and amortization	$(4,266)	$(4,094)	$(172)	4%	$(12,671)	$(9,078)	$(3,593)	40%
Other income, net	$521	$347	$174	50%	$967	$315	$652	207%

Convertible debt interest and amortization. The convertible debt expense for the three and nine months ended September 30, 2018 and 2017 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. The increase in convertible debt interest is directly related to the 2047 Notes issued in June 2017.

Other income, net. Other income, net increased by $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2018, primarily due to an increase in interest income partially offset by foreign currency exchange rate fluctuations during the periods.

Income tax provision (benefit):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Effective tax rate	(1)%	1%	n/a	n/a	—%	—%	n/a	n/a
Income tax provision (benefit)	$175	$(271)	$446	(165)%	$176	$55	$121	220%

Income tax provision (benefit). The tax provision for the three and nine months ended September 30, 2018 included both foreign income and withholding taxes offset by additional release of the valuation allowance related to the Vayant acquisition. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "TCJA"). The TCJA significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% effective January 1, 2018. We continue to monitor tax reform and have reflected the impact of tax reform in our results for the three and nine months ended September 30, 2018.

Our effective tax rate was (1)% and 0% for the three and nine months ended September 30, 2018, respectively, and 1% and 0% for the three and nine months ended September 30, 2017, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1)% and 1% tax rate for the three months ended September 30, 2018 and 2017, respectively, is due to foreign and state taxes not based on pre-tax income. During the nine months ended September 30, 2018, we finalized the deferred tax liabilities assumed upon the acquisition of Vayant. An additional release of valuation allowance was recorded in that period.

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

Liquidity and Capital Resources

At September 30, 2018, we had $281.9 million of cash and cash equivalents and $209.9 million of working capital as compared to $160.5 million of cash and cash equivalents and $100.0 million of working capital at December 31, 2017.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. We issued the 2019 Notes in December 2014, the 2047 Notes in June 2017 and the Secondary Offering in August 2018 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents, including funds provided by the issuance of our Notes and our Secondary Offering, funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net cash used in operating activities	$(9,485)	$(29,848)
Net cash used in investing activities	(5,092)	(21,444)
Net cash provided by financing activities	135,609	91,161
Cash and cash equivalents (beginning of period)	160,505	118,039
Cash and cash equivalents (end of period)	$281,889	$157,359

Net cash used in operating activities. The $20.4 million decrease in net cash used in operating activities was primarily due to the net impact of working capital changes and a $9.5 million improvement in our operating results. The change in the working capital was mainly attributable to higher recurring deferred revenue driven by our subscription-based sales.

Net cash used in investing activities. The $16.4 million decrease in net cash used in investing activities was primarily due to the $34.1 million consideration paid for the acquisition of Vayant in 2017 partially offset by $16.0 million related to maturities of short-term investments in 2017. In addition, capitalized internal-use software and capital expenditures increased by $1.7 million and $0.2 million, respectively, in the nine months ended September 30, 2018 as compared to the same period in 2017 as we continue to invest in our solutions to grow our recurring revenue.

Net cash provided by financing activities. The increase of $44.4 million in net cash provided by financing activities primarily consisted of an increase in net proceeds from our Secondary Offering of $142.0 million in August 2018, higher proceeds from employee stock plan of $0.2 million, 2017 payments for debt issuance costs of $2.7 million and $0.2 million, respectively, for the 2047 Notes and the Revolver renewal in 2017, and a decrease of $0.1 million in note payable payments. The increase was partially offset by a decrease of proceeds from the issuance of our 2047 Notes of $93.5 million in 2017, a decrease in proceeds from the exercise of stock options of $5.2 million and an increase of $1.9 million in tax withholdings on vesting of employee share-based awards.

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

Contractual Obligations and Commitments

Other than changes described in Note 11 above, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

In July 2012, we entered into the Revolver. In January 2017, we extended the maturity date of the Revolver through July 2022. There were no outstanding borrowings under the Revolver as of September 30, 2018. As of September 30, 2018, we had

$0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2018 and 2017, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2018 would result in a loss of approximately $0.5 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2018 by approximately $0.2 million and $0.7 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2018, we had no borrowings under the Revolver.

As of September 30, 2018, we had outstanding principal amounts of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on our evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our revenue contracts and properly assessed the impact of our adoption of Topic 606 on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 606.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2018, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2018.

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

PROS HOLDINGS, INC.

October 25, 2018	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 25, 2018	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)