Form 10-Q
period 2019-03-31
PROS Holdings, Inc.
filed 2019-04-25
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 37,872,836 as of April 22, 2019.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2019

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$272,636	$295,476
Trade and other receivables, net of allowance of $974 and $978, respectively	45,598	41,822
Deferred costs, current	4,494	4,089
Prepaid and other current assets	6,444	4,756
Total current assets	329,172	346,143
Property and equipment, net	15,922	14,676
Operating lease right-of-use assets	25,003	—
Deferred costs, noncurrent	13,861	13,373
Intangibles, net	17,475	19,354
Goodwill	38,028	38,231
Other assets, noncurrent	5,530	5,190
Total assets	$444,991	$436,967
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$7,562	$6,934
Accrued liabilities	12,352	9,506
Accrued payroll and other employee benefits	10,746	22,519
Operating lease liabilities, current	5,688	—
Deferred revenue, current	112,439	99,262
Current portion of convertible debt, net	138,442	136,529
Total current liabilities	287,229	274,750
Deferred revenue, noncurrent	16,352	17,903
Convertible debt, net	89,854	88,661
Operating lease liabilities, noncurrent	20,346	—
Other liabilities, noncurrent	740	754
Total liabilities	414,521	382,068
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 42,290,246 and 41,573,491 shares issued, respectively; 37,872,661 and 37,155,906 shares outstanding, respectively	42	42
Additional paid-in capital	357,635	364,877
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(309,625)	(292,708)
Accumulated other comprehensive loss	(3,644)	(3,374)
Total stockholders' equity	30,470	54,899
Total liabilities and stockholders' equity	$444,991	$436,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$30,415	$20,950
Maintenance and support	15,327	16,574
Total subscription, maintenance and support	45,742	37,524
License	506	1,066
Services	9,883	9,320
Total revenue	56,131	47,910
Cost of revenue:
Subscription	9,725	8,764
Maintenance and support	2,802	2,957
Total cost of subscription, maintenance and support	12,527	11,721
License	61	73
Services	8,202	7,727
Total cost of revenue	20,790	19,521
Gross profit	35,341	28,389
Operating expenses:
Selling and marketing	21,485	17,568
General and administrative	11,667	10,689
Research and development	15,799	14,784
Acquisition-related	—	95
Loss from operations	(13,610)	(14,747)
Convertible debt interest and amortization	(4,356)	(4,179)
Other income, net	1,271	202
Loss before income tax provision	(16,695)	(18,724)
Income tax provision	222	132
Net loss	$(16,917)	$(18,856)

Net loss per share:
Basic and diluted	$(0.45)	$(0.58)
Weighted average number of shares:
Basic and diluted	37,623	32,378
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(270)	$527
Other comprehensive income (loss), net of tax	(270)	527
Comprehensive loss	$(17,187)	$(18,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(16,917)	$(18,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,325	3,364
Amortization of debt discount and issuance costs	3,116	2,941
Share-based compensation	6,046	5,936
Loss on disposal of assets	—	35
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,773)	3,454
Deferred costs	(893)	238
Prepaid expenses and other assets	(2,065)	(1,575)
Accounts payable and other liabilities	565	690
Accrued liabilities	2,634	(1,415)
Accrued payroll and other employee benefits	(11,779)	(8,181)
Deferred revenue	11,646	8,637
Net cash used in operating activities	(8,095)	(4,732)
Investing activities:
Purchases of property and equipment	(611)	(778)
Capitalized internal-use software development costs	(868)	(1,316)
Purchase of intangible assets	(50)	—
Net cash used in investing activities	(1,529)	(2,094)
Financing activities:
Exercise of stock options	—	875
Proceeds from employee stock plans	943	834
Tax withholding related to net share settlement of stock awards	(14,239)	(7,255)
Payments of notes payable	—	(58)
Net cash used in financing activities	(13,296)	(5,604)
Effect of foreign currency rates on cash	80	71
Net change in cash and cash equivalents	(22,840)	(12,359)
Cash and cash equivalents:
Beginning of period	295,476	160,505
End of period	$272,636	$148,146

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$1,565	$57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Restricted and market stock net settlement	681,415	—	(14,239)	—	—		—	(14,239)
Proceeds from employee stock plans	35,340	—	943	—	—	—	—	943
Noncash share-based compensation	—	—	6,054	—	—	—	—	6,054
Other comprehensive income (loss)	—	—	—	—	—	—	(270)	(270)
Net loss	—	—	—	—	—	(16,917)	—	(16,917)
Balance at March 31, 2019	37,872,661	$42	$357,635	4,417,585	$(13,938)	$(309,625)	$(3,644)	$30,470

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
Exercise of stock options	109,908	—	875	—	—	—	—	875
Restricted and market stock net settlement	502,726	1	(7,256)	—	—	—	—	(7,255)
Proceeds from employee stock plans	37,115	—	834	—	—	—	—	834
Noncash share-based compensation	—	—	5,991	—	—	—	—	5,991
Cumulative effect of adoption of section 606	—	—	—	—	—	9,724	—	9,724
Other comprehensive income (loss)	—	—	—	—	—	—	527	527
Net loss	—	—	—	—	—	(18,856)	—	(18,856)
Balance at March 31, 2018	32,588,924	$37	$208,368	4,417,585	$(13,938)	$(247,317)	$(2,289)	$(55,139)
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

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, cash flows for the three months ended March 31, 2019 and 2018, and stockholders' equity for the three months ended March 31, 2019 and 2018.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2018 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

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

Use of estimates

The Company makes estimates and assumptions in the preparation of its unaudited condensed consolidated financial statements, and its estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The complexity and judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation and amortization, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. The critical accounting policies related to estimates and judgments are discussed in the Annual Report under management's discussion and analysis of financial condition and results of operations and are also discussed under Item 2 "Management's discussion and analysis of financial condition and results of operations".

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and noncurrent operating lease liabilities in the Company's unaudited condensed consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company includes any anticipated lease incentives in the determination of lease liability.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when determining its incremental borrowing rates.

The Company’s lease terms will include options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the Company's unaudited condensed consolidated balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended March 31, 2019 and 2018, the Company capitalized $0.8 million and $1.4 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended March 31, 2019 and 2018, the Company amortized $0.5 million and $0.2 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three months ended March 31, 2019 and 2018.

Noncash share-based compensation

The Company measures all share-based payments to its employees based on the grant date fair value of the awards and recognizes expenses in the Company's unaudited consolidated statement of comprehensive income (loss) on a straight-line basis over the periods during which the recipient is required to perform services (generally over the vesting period of the awards). To date, the Company has granted stock options, Restricted Stock Units ("RSUs"), stock settled Stock Appreciation Rights ("SARs") and Market Stock Units ("MSUs"). RSUs include (i) time-based awards, (ii) performance-based awards in which the number of shares that vest are based upon achievement of certain internal performance metrics set by the Company, and (iii) market-based awards in which the number of shares that vest are based upon attainment of target average per share closing price over a requisite trading period. MSUs are performance-based awards in which the number of shares that vest are based upon the Company's relative stockholder return.

The following table presents the number of shares or units outstanding for each award type as of March 31, 2019 and December 31, 2018, respectively, (in thousands):

Award type	March 31, 2019	December 31, 2018
Restricted stock units (time-based)	1,892	1,969
Restricted stock units (performance-based)	114	—
Restricted stock units (market-based)	215	215
Stock appreciation rights	287	287
Market stock units	267	419

Stock options, time-based RSUs and SARs vest ratably between one and four years. Performance-based RSUs vest on the third anniversary of the grant and the maximum number of shares issuable upon vesting is 200% of the initially granted shares based upon achievement of certain internal performance metrics set by the Company, as defined by each award's plan documents or individual award agreements. Market-based RSUs vest if the average trailing closing price of the Company's common stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options, SARs or MSUs during the three months ended March 31, 2019 or 2018.

The fair value of the time-based and performance-based RSUs is based on the closing price of the Company's stock on the date of grant.

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
Equity investment
Investments in equity securities of privately held companies without readily determinable fair value, where the Company does not exercise significant influence over the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee.  Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the unaudited condensed consolidated statements of comprehensive income (loss).

At both March 31, 2019 and December 31, 2018, the Company held $2.0 million of equity securities in a privately held company. This investment is accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates fair value of its equity investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure" ("ASC 820"). As of March 31, 2019 and December 31, 2018, the Company determined there were no other-than-temporary impairments on its equity investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $248.7 million and $268.6 million at March 31, 2019 and December 31, 2018, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Contract assets represent conditional rights to consideration that have been recognized as revenue in advance of billing the customer. Unbilled receivables represent unconditional rights to consideration arising from contingent revenue that have been recognized as revenue in advance of billing the customer.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $18.4 million and $17.5 million as of March 31, 2019 and December 31, 2018, respectively. Amortization expense for the deferred costs was $1.1 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $4.3 million and $3.9 million as of March 31, 2019 and December 31, 2018, respectively. Amortization expense for the deferred implementation costs was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Credit facility

As of March 31, 2019, the Company had no outstanding borrowings under its $50.0 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Company included $0.1 million of unamortized debt issuance costs related to the Revolver in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, primarily related to foreign income taxes and withholding taxes. The effective tax rate was (1.3)% and (0.7)% for the three months ended March 31, 2019 and 2018, respectively. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("Topic 842"), which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right-of-use ("ROU") assets and lease liabilities for those leases currently classified as operating leases. Lessor accounting remains largely unchanged from current guidance, however, Topic 842 provides improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. This standard took effect in the first quarter of 2019, including interim periods within that reporting period. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balances of operating ROU assets and lease liabilities, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under the prior lease accounting rules in ASC 840, "Leases".

The Company elected the package of practical expedients permitted under the transition guidance within the new Topic 842 standard for all asset classes, which among other things, allowed the Company to carryforward the historical lease classification. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet and instead would recognize those lease payments on a straight-line basis over the lease term in the unaudited condensed consolidated statement of comprehensive income (loss).

The adoption of the standard had a material impact on the Company’s unaudited condensed consolidated balance sheet as a result of the increase of $26.9 million in assets and liabilities from recognition of ROU assets and lease liabilities. The standard did not have a material impact on the Company's unaudited condensed consolidated statement of comprehensive income (loss).

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("Subtopic 350-40"). The amendment aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019; early adoption is permitted. The Company is currently assessing the impact of Subtopic 350-40 on its unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("Topic 350"), which eliminates step two from the goodwill impairment test. Under the amendments in this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual reporting periods beginning after December 15, 2019; earlier adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact of Topic 350 on its unaudited condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $38.3 million and $30.2 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and services.

Performance Obligations

As of March 31, 2019, the Company expects to recognize approximately $381.2 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $183.5 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three months ended March 31, 2019 and 2018. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended March 31,
	2019		2018
	Revenue	Percent	Revenue	Percent
United States of America	$19,780	35%	$17,362	36%
Europe	17,287	31%	15,283	32%
The rest of the world	19,064	34%	15,265	32%
Total revenue	$56,131	100%	$47,910	100%

5. Leases

The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 14 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

As of March 31, 2019, the Company did not have any finance leases.

The components of operating lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$2,249
Variable lease cost	303
Sublease income	(17)
Total lease cost	$2,535

Supplemental information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$1,016

Weighted average remaining lease term:
Operating leases	7.9 years
Weighted average discount rate:
Operating leases	7.58%

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2019	$5,027
2020	5,166
2021	6,018
2022	4,575
2023	4,590
2024 and thereafter	38,696
Total operating lease payments	64,072
Less: Imputed interest	(23,831)
Less: Anticipated lease incentive	(14,207)
Total operating lease liabilities	$26,034

As of March 31, 2019, the Company has additional operating leases of approximately $1.5 million that have not yet commenced, as the lessor has not made the underlying assets available for use by the Company. These operating leases will commence in fiscal year 2019 with lease terms of 5 years to 14 years.

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

Year Ending December 31,	Amount
2019	$4,164
2020	1,649
2021	5,115
2022	6,181
2023	5,679
2024 and thereafter	57,365
Total minimum lease payments	$80,153

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net loss	$(16,917)	$(18,856)
Denominator:
Weighted average shares (basic)	37,623	32,378
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	37,623	32,378
Basic loss per share	$(0.45)	$(0.58)
Diluted loss per share	$(0.45)	$(0.58)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.1 million for the three months ended March 31, 2019 and 2018, respectively.

Since the Company has the intention and ability to settle the principal amount of its Notes (as defined in Note 8 below) in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $33.79 and $48.63 per share, for the 2019 Notes (as defined in Note 8 below) and 2047 Notes (as defined in Note 8 below), respectively.

7. Noncash Share-based Compensation

During the three months ended March 31, 2019, the Company granted 735,816 RSUs (time-based) with a weighted average grant-date fair value of $33.13 per share. The Company also granted 113,919 performance-based RSUs ("PRSUs") with a weighted average grant-date fair value of $33.05 to certain executive employees during the three months ended March 31, 2019. These PRSUs vest on January 15, 2022 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the three months ended March 31, 2019.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Share-based compensation:
Cost of revenue	$538	$482
Operating expenses:
Selling and marketing	1,400	1,284
General and administrative	2,812	2,879
Research and development	1,296	1,291
Total included in operating expenses	5,508	5,454
Total share-based compensation expense	$6,046	$5,936

The Company's 2017 Equity Incentive Plan ("2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. As of March 31, 2019, 466,600 shares remain available for issuance under the 2017 Stock Plan.

At March 31, 2019, the Company had an estimated $57.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three months ended March 31, 2019, the Company issued 35,340 shares, respectively, under the ESPP. As of March 31, 2019, 180,215 shares remain authorized and available for issuance under the ESPP. As of March 31, 2019, the Company held approximately $0.6 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of our convertible senior notes as of March 31, 2019 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
2% Convertible Senior Note due in 2019 ("2019 Notes")	December 2014	$143,750	$138,442	—	2%
2% Convertible Senior Notes due in 2047 ("2047 Notes")	June 2017	$106,250	—	$89,854	2%

The 2019 Notes and 2047 Notes (collectively, the "Notes") are general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries). As of March 31, 2019, the Notes are not yet convertible.

As of March 31, 2019, the remaining life of the 2019 Notes and the 2047 Notes is approximately 8 months and 38 months, respectively.

As of March 31, 2019 and December 31, 2018, the fair value of the principal amount of the Notes was $298.2 million and $251.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The Notes consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal	$250,000	$250,000
Less: debt discount and issuance cost, net of amortization	(21,704)	(24,810)
Net carrying amount	$228,296	$225,190

Equity component(1)	$37,560	$37,560

(1)
Recorded within additional paid-in capital in the consolidated balance sheet. As of March 31, 2019, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2019	2018
2.0% coupon	$1,250	$1,250
Amortization of debt issuance costs	365	349
Amortization of debt discount	2,741	2,580
Total	$4,356	$4,179

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

9. Commitments and Contingencies

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

In March 2019, the Company entered in a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of March 31, 2019 was $70 million for the remaining period through the expiration of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “PROS” and “our” refer to PROS Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with generally accepted accounting principles in the United States.

This management's discussion and analysis of financial condition and results of operations should be read along with the unaudited condensed consolidated financial statements and unaudited notes to unaudited condensed consolidated financial statements included in Part I, Item 1 ("Interim Condensed Consolidated Financial Statements (Unaudited)"), as well as the audited consolidated financial statements and notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations set forth in our Annual Report.

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

Q1 2019 Financial Overview

In the first quarter of 2019, subscription revenue increased 45% for the three months ended March 31, 2019, as compared to the same period in 2018. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 22% as compared to the first three months of 2018, and accounted for 81% of total revenue for the three months ended March 31, 2019.

Cash used in operating activities was $8.1 million for the three months ended March 31, 2019, as compared to $4.7 million for the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily attributable to changes in working capital partially offset by an improvement in our operating results.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2019 increased to $9.6 million, compared to $6.8 million for the three months ended March 31, 2018. The increase was primarily attributable to a $3.4 million increase in net cash used in operating activities primarily due to the net impact of working capital changes partially offset by improvement in our operating results. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(8,095)	$(4,732)
Purchase of property and equipment	(611)	(778)
Purchase of intangible assets	(50)	—
Capitalized internal-use software development costs	(868)	(1,316)
Free Cash Flow	$(9,624)	$(6,826)

Total deferred revenue was $128.8 million as of March 31, 2019, as compared to $117.2 million as of December 31, 2018, an increase of $11.6 million, or 10%, primarily due to an increase in subscription deferred revenue.

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

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the first quarter of 2019, we believe our market is large and underpenetrated and therefore we intend to continue investing to expand our ability to sell and renew our subscription offerings globally through investments in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives. We also plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	54%	44%
Maintenance and support	27	35
Total subscription, maintenance and support	81	78
License	1	2
Services	18	19
Total revenue	100	100
Cost of revenue:
Subscription	17	18
Maintenance and support	5	6
Total cost of subscription, maintenance and support	22	24
License	—	—
Services	15	16
Total cost of revenue	37	41
Gross profit	63	59
Operating Expenses:
Selling and marketing	38	37
General and administrative	21	22
Research and development	28	31
Acquisition-related	—	—
Total operating expenses	87	90
Convertible debt interest and amortization	(8)	(9)
Other income net	2	—
Loss before income tax provision	(30)	(39)
Income tax provision	—	—
Net loss	(30)%	(39)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2019	2018	$	%
Subscription	$30,415	$20,950	$9,465	45%
Maintenance and support	15,327	16,574	(1,247)	(8)%
Total subscription, maintenance and support	45,742	37,524	8,218	22%
License	506	1,066	(560)	(53)%
Services	9,883	9,320	563	6%
Total revenue	$56,131	$47,910	$8,221	17%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of customer subscriptions as compared to the prior year. We continued to invest in customer programs and initiatives which helped keep our customer attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer attrition rates will play a role in our ability to continue to grow our subscription revenue.

Maintenance and support revenue. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and migrating existing maintenance contracts to the cloud during the three months ended March 31, 2019. We expect maintenance revenue to continue to decline over time as we sell fewer licenses and related maintenance and support, sell more subscription services and migrate existing maintenance customers to our cloud solutions.

License revenue. License revenue decreased primarily due to a smaller number of customers licensing our software as a result of our strategy to sell fewer licenses and more subscription services and due to the completion of several perpetual license projects which were recognized over time based upon our efforts to satisfy the performance obligation.

Services revenue. Services revenue increased primarily as a result of add-on professional services revenue from existing customers during the three months ended March 31, 2019, as compared to the same period in 2018. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2019	2018	$	%
Cost of subscription	$9,725	$8,764	$961	11%
Cost of maintenance and support	2,802	2,957	(155)	(5)%
Total cost of subscription, maintenance and support	12,527	11,721	806	7%
Cost of license	61	73	(12)	(16)%
Cost of services	8,202	7,727	475	6%
Total cost of revenue	20,790	19,521	1,269	7%
Gross profit	$35,341	$28,389	$6,952	24%

Cost of subscription. The increase was primarily attributable to an increase in infrastructure costs to support our current and anticipated subscription customer base. Our subscription gross profit percentage was 68% and 58%, respectively, for the three months ended March 31, 2019 and 2018.

Cost of maintenance and support. The decrease was primarily attributable to a decrease in personnel costs. Maintenance and support gross profit percentage for both the three months ended March 31, 2019 and 2018 was 82%.

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year-over-year. License gross profit percentages for the three months ended March 31, 2019 and 2018, were 88% and 93%, respectively.

Cost of services. The increase was primarily attributable to an increase in travel expenses related to our customer implementations and other facility and overhead expenses. Services gross profit percentage for both the three months ended March 31, 2019 and 2018, was 17%. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel. We plan to continue to add additional employees in our professional services organization to support our anticipated growth in the number of customers purchasing our subscription services.

Gross profit. The increase in overall gross profit for the three months ended March 31, 2019 was primarily attributable to an increase in total revenue of 17% as compared to the same period in 2018 mainly due to increase in our subscription revenue.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2019	2018	$	%
Selling and marketing	$21,485	$17,568	$3,917	22%
General and administrative	11,667	10,689	978	9%
Research and development	15,799	14,784	1,015	7%
Acquisition-related	—	95	(95)	(100)%
Total operating expenses	$48,951	$43,136	$5,815	13%

Selling and marketing expenses. The increase was primarily attributable to a $2.9 million increase in personnel cost primarily due to higher headcount as we continue to focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $1.0 million in non-personnel cost, which included $0.5 million for sales and marketing events and an increase of $0.5 million in travel expenses.

General and administrative expenses. The increase was primarily attributable to an increase in non-personnel cost mainly related to professional fees and facility expenses.

Research and development expenses. The increase was primarily attributable to an increase of $0.6 million in non-personnel cost mainly related to facility and other overhead expenses. In addition, there was an increase in personnel cost of $0.4 million primarily due to an increase in contract labor.

Acquisition-related expenses. Acquisition-related expenses were zero and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Acquisition-related expenses consisted primarily of integration costs, retention bonuses and professional fees related to our acquisition of PROS Travel Commerce, Inc. (formely Vayant Travel Technologies, Inc.).

Other income, net:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2019	2018	$	%
Convertible debt interest and amortization	$(4,356)	$(4,179)	$(177)	4%
Other income, net	$1,271	$202	$1,069	529%

Convertible debt interest and amortization. The convertible debt expense for the three months ended March 31, 2019 and 2018 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes.

Other income, net. Other income, net increased by $1.1 million for the three months ended March 31, 2019, primarily due to an increase in interest income.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2019	2018	$	%
Effective tax rate	(1.3)%	(0.7)%	n/a	n/a
Income tax provision	$222	$132	$90	68%

Income tax provision. The tax provision for the three months ended March 31, 2019 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.3)% and (0.7)% for the three months ended March 31, 2019 and 2018, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1.3)% and (0.7)% tax rate for the three months ended March 31, 2019 and 2018, respectively, is due to foreign and state taxes not based on pre-tax income.

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

Liquidity and Capital Resources

At March 31, 2019, we had $272.6 million of cash and cash equivalents and $41.9 million of working capital as compared to $295.5 million of cash and cash equivalents and $71.4 million of working capital at December 31, 2018.

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

We believe our existing cash, cash equivalents, including funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, and expansion into complementary businesses. If such need arises, we may raise additional funds through equity or debt financings.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net cash used in operating activities	$(8,095)	$(4,732)
Net cash used in investing activities	(1,529)	(2,094)
Net cash used in financing activities	(13,296)	(5,604)
Cash and cash equivalents (beginning of period)	295,476	160,505
Cash and cash equivalents (end of period)	$272,636	$148,146

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $8.1 million. The $3.4 million increase as compared to 2018 was primarily attributable to changes in working capital partially offset by an improvement in our operating results. The working capital change was primarily attributable to an increase in trade and other receivables from increased billings from sales of our subscription services, accrued payroll and other employee benefits due to higher annual incentive payment as compared to prior year partially offset by higher recurring deferred revenue resulting from sales of subscription services.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $1.5 million, which was primarily related to cash outflow of $0.9 million related to capitalized internal-use software development costs on our subscription service solutions, capital expenditures of $0.6 million and $0.1 million for an intangible (non-acquisition) asset.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $13.3 million, which was attributable to $14.2 million paid for tax withholdings on vesting of employee share-based awards partially offset by proceeds from employee stock plans of $0.9 million.

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

Contractual Obligations and Commitments

Other than changes described in Note 9 above, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Credit facility

There were no outstanding borrowings under the Revolver as of March 31, 2019. As of March 31, 2019, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

See "Recently adopted accounting pronouncements" in Note 2 above for discussion of recent accounting pronouncements including the respective expected dates of adoption.
Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment required in our estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our critical accounting policies related to the estimates and judgments are discussed in our Annual Report under management's discussion and analysis of financial condition and results of operations, except for the leases policy which has been updated in result of the adoption of the new lease standard under Topic 842 and is included herein.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and noncurrent operating lease liabilities in the unaudited condensed consolidated balance sheet.

ROU assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We include any anticipated lease incentives in the determination of lease liability.

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheet. Our lease agreements do not contain any residual value guarantees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2019 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three months ended March 31, 2019 by approximately $0.2 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of March 31, 2019, we had no borrowings under the Revolver.

As of March 31, 2019, we had outstanding principal amounts of $143.8 million and $106.3 million, respectively, of 2019 Notes and 2047 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on our evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of our adoption of Topic 842 on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 842.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2019, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

10.1	Form of Performance Restricted Stock Unit Agreement.		8-K	1/18/2019

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

April 25, 2019	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

April 25, 2019	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)