Form 10-Q
period 2019-06-30
PROS Holdings, Inc.
filed 2019-07-25
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to .

Commission File Number: 001-33554
___________________________________________________________________________

PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	76-0168604
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900				77002
Houston	TX
(Address of Principal Executive Offices)				(Zip Code)
		(713)	335-5151
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common stock	$0.001 par value per share	PRO	New York Stock Exchange

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 40,223,687 as of July 22, 2019.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2019

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$329,562	$295,476
Trade and other receivables, net of allowance of $977 and $978, respectively	53,069	41,822
Deferred costs, current	4,927	4,089
Prepaid and other current assets	7,692	4,756
Total current assets	395,250	346,143
Property and equipment, net	15,128	14,676
Operating lease right-of-use assets	23,215	—
Deferred costs, noncurrent	14,468	13,373
Intangibles, net	15,845	19,354
Goodwill	38,161	38,231
Other assets, noncurrent	5,832	5,190
Total assets	$507,899	$436,967
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$6,948	$6,934
Accrued liabilities	13,314	9,506
Accrued payroll and other employee benefits	18,499	22,519
Operating lease liabilities, current	5,326	—
Deferred revenue, current	113,808	99,262
Current portion of convertible debt, net	21,121	136,529
Total current liabilities	179,016	274,750
Deferred revenue, noncurrent	14,795	17,903
Convertible debt, net	198,428	88,661
Operating lease liabilities, noncurrent	19,415	—
Other liabilities, noncurrent	751	754
Total liabilities	412,405	382,068
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 44,601,308 and 41,573,491 shares issued, respectively; 40,183,723 and 37,155,906 shares outstanding, respectively	45	42
Additional paid-in capital	439,995	364,877
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(327,142)	(292,708)
Accumulated other comprehensive loss	(3,466)	(3,374)
Total stockholders' equity	95,494	54,899
Total liabilities and stockholders' equity	$507,899	$436,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	$33,080	$22,038	$63,495	$42,988
Maintenance and support	15,040	16,225	30,367	32,799
Total subscription, maintenance and support	48,120	38,263	93,862	75,787
License	2,028	695	2,534	1,761
Services	13,730	8,468	23,613	17,788
Total revenue	63,878	47,426	120,009	95,336
Cost of revenue:
Subscription	9,779	8,491	19,504	17,255
Maintenance and support	2,835	2,953	5,637	5,910
Total cost of subscription, maintenance and support	12,614	11,444	25,141	23,165
License	40	64	101	137
Services	10,929	7,216	19,131	14,943
Total cost of revenue	23,583	18,724	44,373	38,245
Gross profit	40,295	28,702	75,636	57,091
Operating expenses:
Selling and marketing	22,945	18,590	44,430	36,158
General and administrative	12,040	10,145	23,707	20,834
Research and development	17,455	12,960	33,254	27,744
Acquisition-related	—	—	—	95
Loss from operations	(12,145)	(12,993)	(25,755)	(27,740)
Convertible debt interest and amortization	(4,274)	(4,226)	(8,630)	(8,405)
Other (expense) income, net	(862)	244	409	446
Loss before income tax provision (benefit)	(17,281)	(16,975)	(33,976)	(35,699)
Income tax provision (benefit)	236	(131)	458	1
Net loss	$(17,517)	$(16,844)	$(34,434)	$(35,700)

Net loss per share:
Basic and diluted	$(0.44)	$(0.52)	$(0.89)	$(1.10)
Weighted average number of shares:
Basic and diluted	39,413	32,651	38,518	32,514
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$178	$(789)	$(92)	$(262)
Other comprehensive income (loss), net of tax	178	(789)	(92)	(262)
Comprehensive loss	$(17,339)	$(17,633)	$(34,526)	$(35,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(34,434)	$(35,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,829	6,620
Amortization of debt discount and issuance costs	6,295	5,929
Share-based compensation	12,025	11,398
Deferred income tax, net	—	(252)
Provision for doubtful accounts	—	215
Loss on disposal of assets	—	37
Loss on debt extinguishment	2,266	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(11,247)	(7,102)
Deferred costs	(1,933)	(642)
Prepaid expenses and other assets	(3,523)	(62)
Accounts payable and other liabilities	(568)	1,729
Accrued liabilities	5,231	2,114
Accrued payroll and other employee benefits	(4,020)	(4,327)
Deferred revenue	11,435	11,733
Net cash used in operating activities	(11,644)	(8,310)
Investing activities:
Purchases of property and equipment	(2,307)	(1,187)
Capitalized internal-use software development costs	(868)	(2,484)
Investment in equity securities	(68)	—
Purchase of intangible assets	(50)	—
Net cash used in investing activities	(3,293)	(3,671)
Financing activities:
Exercise of stock options	—	1,201
Proceeds from employee stock plans	943	834
Tax withholding related to net share settlement of stock awards	(18,642)	(8,968)
Payments of notes payable	—	(55)
Proceeds from issuance of convertible debt, net	140,156	—
Debt issuance cost related to convertible debt	(648)	—
Purchase of capped call	(16,445)	—
Retirement of convertible debt	(75,958)	—
Proceeds from termination of bond hedge	64,819	—
Payment for termination of warrant	(45,243)	—
Net cash provided by (used in) financing activities	48,982	(6,988)
Effect of foreign currency rates on cash	41	331
Net change in cash and cash equivalents	34,086	(18,638)
Cash and cash equivalents:
Beginning of period	295,476	160,505
End of period	$329,562	$141,867

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$922	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	37,872,661	$42	$357,635	4,417,585	$(13,938)	$(309,625)	$(3,644)	$30,470
Stock awards net settlement	134,561	1	(4,404)	—	—	—	—	(4,403)
Retirement of convertible debt	2,176,501	2	44,809	—	—	—	—	44,811
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	5,941	—	—	—	—	5,941
Other comprehensive income (loss)	—	—	—	—	—	—	178	178
Net loss	—	—	—	—	—	(17,517)	—	(17,517)
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2018	32,588,924	$37	$208,368	4,417,585	$(13,938)	$(247,317)	$(2,289)	$(55,139)
Exercise of stock options	49,649	—	326	—	—	—	—	326
Stock awards net settlement	72,766	—	(1,713)	—	—	—	—	(1,713)
Noncash share-based compensation	—	—	5,500	—	—	—	—	5,500
Other comprehensive income (loss)	—	—	—	—	—	—	(789)	(789)
Net loss	—	—	—	—	—	(16,844)	—	(16,844)
Balance at June 30, 2018	32,711,339	$37	$212,481	4,417,585	$(13,938)	$(264,161)	$(3,078)	$(68,659)

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	815,976	1	(18,643)	—	—	—	—	(18,642)
Proceeds from employee stock plans	35,340	—	943	—	—	—	—	943
Retirement of convertible debt	2,176,501	2	44,809	—	—	—	—	44,811
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	11,995	—	—	—	—	11,995
Other comprehensive income (loss)	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	(34,434)	—	(34,434)
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
Exercise of stock options	159,557	—	1,201	—	—	—	—	1,201
Stock awards net settlement	575,492	1	(8,969)	—	—	—	—	(8,968)
Proceeds from employee stock plans	37,115	—	834	—	—	—	—	834
Noncash share-based compensation	—	—	11,491	—	—	—	—	11,491
Cumulative effect of adoption of section 606	—	—	—	—	—	9,724	—	9,724
Other comprehensive income (loss)	—	—	—	—	—	—	(262)	(262)
Net loss	—	—	—	—	—	(35,700)	—	(35,700)
Balance at June 30, 2018	32,711,339	$37	$212,481	4,417,585	$(13,938)	$(264,161)	$(3,078)	$(68,659)
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, and stockholders' equity for the three and six months ended June 30, 2019 and 2018.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended June 30, 2019 and 2018, the Company capitalized zero and $1.1 million, respectively, of internal-use software development costs related to cloud-based offerings, and for the six months ended June 30, 2019 and 2018, the Company capitalized $0.9 million and $2.5 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended June 30, 2019 and 2018, the Company amortized $0.8 million and $0.2 million, respectively, and for the six months ended June 30, 2019 and 2018, the Company amortized $1.3 million and $0.3 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2019 and 2018.

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

The following table presents the number of shares or units outstanding for each award type as of June 30, 2019 and December 31, 2018, respectively, (in thousands):

Award type	June 30, 2019	December 31, 2018
Restricted stock units (time-based)	1,876	1,969
Restricted stock units (performance-based)	114	—
Restricted stock units (market-based)	—	215
Stock appreciation rights	282	287
Market stock units	267	419

Stock options, time-based RSUs and SARs vest ratably between one and 4 years. Performance-based RSUs vest on the third anniversary of the grant and the maximum number of shares issuable upon vesting is 200% of the initially granted shares based upon achievement of certain internal performance metrics set by the Company, as defined by each award's plan documents or individual award agreements. Market-based RSUs vest if the average trailing closing price of the Company's common stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options, SARs or MSUs during the three and six months ended June 30, 2019 or 2018.

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

Earnings per share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units and market stock units, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company's outstanding stock options, stock appreciation rights, restricted stock units, market stock units and convertible notes are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.
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

As of June 30, 2019 and December 31, 2018, the Company held $2.1 million and $2.0 million, respectively, of equity securities in a privately held company. This investment is accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates fair value of its equity investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure" ("ASC 820"). As of June 30, 2019 and December 31, 2018, the Company determined there were no other-than-temporary impairments on its equity investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $294.8 million and $268.6 million at June 30, 2019 and December 31, 2018, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $19.4 million and $17.5 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred costs was $1.1 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $4.7 million and $3.9 million as of June 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred implementation costs was $0.4 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Credit facility

As of June 30, 2019, the Company had no outstanding borrowings under its $50.0 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Company included $0.1 million of unamortized debt issuance costs related to the Revolver in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2019 and 2018, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.2 million and tax benefit of $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and a tax provision of $0.5 million and zero for the six months ended June 30, 2019 and 2018, respectively, primarily related to foreign income taxes and withholding taxes. The effective tax rate was (1.4)% and 0.8% for the three months ended June 30, 2019 and 2018, respectively, and (1.3)% and 0.0% for the six months ended June 30, 2019 and 2018, respectively. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("Subtopic 350-40"). The amendment aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019; early adoption is permitted. The Company early adopted Subtopic 350-40 prospectively effective January 1, 2019 and there was no impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. In addition, the new standard had no significant impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019.

Recently issued accounting pronouncements not yet adopted

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended June 30, 2019 and 2018, the Company recognized approximately $43.7 million and $33.0 million, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized approximately $67.1 million and $51.7 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

Performance Obligations

As of June 30, 2019, the Company expects to recognize approximately $378.0 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $182.7 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three and six months ended June 30, 2019 and 2018. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$20,862	33%	$16,566	35%	$40,642	34%	$33,928	35%
Europe	18,720	29%	14,808	31%	36,007	30%	30,091	32%
The rest of the world	24,296	38%	16,052	34%	43,360	36%	31,317	33%
Total revenue	$63,878	100%	$47,426	100%	$120,009	100%	$95,336	100%

5. Leases

The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 14 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

As of June 30, 2019, the Company did not have any finance leases.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,244	$4,493
Variable lease cost	588	891
Sublease income	(132)	(149)
Total lease cost	$2,700	$5,235

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$1,866	$2,882

June 30, 2019
Weighted average remaining lease term:
Operating leases	8.1 years
Weighted average discount rate:
Operating leases	7.65%

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2019	$3,262
2020	5,184
2021	6,030
2022	4,588
2023	4,604
2024 and thereafter	38,716
Total operating lease payments	62,384
Less: Imputed interest	(23,437)
Less: Anticipated lease incentive	(14,207)
Total operating lease liabilities	$24,740

As of June 30, 2019, the Company has additional operating leases of approximately $1.5 million that have not yet commenced, as the lessor has not made the underlying assets available for use by the Company. These operating leases will commence in fiscal year 2019 with lease terms of 5 years to 14 years.

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

Year Ending December 31,	Amount
2019	$4,164
2020	1,649
2021	5,115
2022	6,181
2023	5,679
2024 and thereafter	57,365
Total minimum lease payments	$80,153

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(17,517)	$(16,844)	$(34,434)	$(35,700)
Denominator:
Weighted average shares (basic)	39,413	32,651	38,518	32,514
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	39,413	32,651	38,518	32,514
Basic loss per share	$(0.44)	$(0.52)	$(0.89)	$(1.10)
Diluted loss per share	$(0.44)	$(0.52)	$(0.89)	$(1.10)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.0 million and 2.1 million for the three months ended June 30, 2019 and 2018, respectively, and 2.0 million and 2.1 million for the six months ended June 30, 2019 and 2018, respectively. Potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 4.8 million for the three and six months ended June 30, 2019.

7. Noncash Share-based Compensation

During the three months ended June 30, 2019, the Company granted 3,643 RSUs with a weighted average grant-date fair value of $52.15 per share. The Company granted no MSUs, options or SARs during this period.

During the six months ended June 30, 2019, the Company granted 739,459 RSUs (time-based) with a weighted average grant-date fair value of $33.23 per share. The Company also granted 113,919 performance-based RSUs ("PRSUs") with a weighted average grant-date fair value of $33.05 to certain executive employees during the six months ended June 30, 2019. These PRSUs vest on January 15, 2022 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the six months ended June 30, 2019.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation:
Cost of revenue	$494	$398	$1,032	$880
Operating expenses:
Selling and marketing	1,414	1,284	2,814	2,568
General and administrative	2,808	2,688	5,620	5,567
Research and development	1,263	1,092	2,559	2,383
Total included in operating expenses	5,485	5,064	10,993	10,518
Total share-based compensation expense	$5,979	$5,462	$12,025	$11,398

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of June 30, 2019, 2,523,987 shares remain available for issuance under the 2017 Stock Plan.

At June 30, 2019, the Company had an estimated $51.5 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and six months ended June 30, 2019, the Company issued zero and 35,340 shares, respectively, under the ESPP. As of June 30, 2019, 180,215 shares remain authorized and available for issuance under the ESPP. As of June 30, 2019, the Company held approximately $1.1 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of June 30, 2019 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
2% Convertible Senior Note due in 2019 ("2019 Notes")	December 2014	$21,606	$21,121	—	2%
2% Convertible Senior Notes due in 2047 ("2047 Notes")	June 2017	$106,250	—	$91,061	2%
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$107,367	1%

In May 2019, the Company issued the 2024 Notes in an aggregate principal amount of 143.8 million. The interest rate for the 2024 Notes is fixed at 1% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2024 Notes will initially be convertible into 15.1394 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $66.05 per share. The initial conversion price for the 2024 Notes is subject to adjustment upon the occurrence of certain specified events.

On or after February 15, 2024 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 Notes regardless of the contingent conversion conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2024 Notes.

Holders may convert their 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2024 only under the following circumstances:

•
during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period") in which the trading price per 2024 Note for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day;

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2019, if the last reported sale price of the common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or

•	upon the occurrence of specified corporate events.

The 2019 Notes, the 2024 Notes and 2047 Notes (collectively, the "Notes") are general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries). As of June 30, 2019, the Notes are not yet convertible.

As of June 30, 2019, the remaining term of the Notes is approximately 5 months, 58 months and 35 months, respectively.

As of June 30, 2019 and December 31, 2018, the fair value of the principal amount of the Notes was $350.5 million and $251.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

In accounting for the transaction costs for each of the Notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $4.3 million for the 2019 Notes, $3.4 million for the 2024 Notes and $2.7 million for the 2047 Notes, are being amortized to expense over the expected life of each notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.2 million for the 2019 Notes, $1.1 million for the 2024 Notes and $0.3 million for the 2047 Notes, were netted with the equity component in stockholders' equity.

In May 2019, the Company used a portion of the net proceeds of the offering of the 2024 Notes to exchange and retire $122.1 million in aggregate principal of the 2019 Notes for an aggregate cash consideration of $76.0 million and approximately 2.18 million shares of the Company's common stock (the "Exchange Transactions"). The Company recorded a $2.3 million loss on debt extinguishment related to the Exchange Transactions. The loss on extinguishment is included in the other (expense) income, net in the the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

The Notes consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal	$271,606	$250,000
Less: debt discount and issuance cost, net of amortization	(52,057)	(24,810)
Net carrying amount	$219,549	$225,190

Equity component(1)	$70,443	$37,560

(1)
Recorded within additional paid-in capital in the consolidated balance sheet. As of June 30, 2019, it included $28.7 million, $32.9 million and $8.8 million related to the 2019 Notes, the 2024 Notes and the 2047 Notes, respectively, which was net of $1.2 million, $1.1 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coupon interest	$1,106	$1,250	$2,356	$2,500
Amortization of debt issuance costs	341	352	706	701
Amortization of debt discount	2,827	2,624	5,568	5,204
Total	$4,274	$4,226	$8,630	$8,405

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
In May 2019, in connection with the Exchange Transactions, the Company entered into certain note hedge termination agreements (the “Note Hedge Termination Agreements”) and warrant termination agreements (the “Warrant Termination Agreements”). The Company received cash proceeds of $64.8 million related to the Note Hedge Termination Agreements and paid $45.2 million related to the Warrant Termination Agreements. The Note Hedge Termination Agreements terminated certain of the Note Hedges that were entered into by the Company in connection with the offering of the 2019 Notes. The Warrant Termination Agreements terminated certain of the Warrants that were entered into by the Company in connection with the offering of the 2019 Notes.

Capped Call Transactions

In May 2019, in connection with the offering of the 2024 Notes, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2024 Notes, at a strike price that corresponds to the initial conversion price of the 2024 Notes, also subject to adjustment, and are exercisable upon conversion of the 2024 Notes. The Capped Call transactions are intended to reduce potential dilution of the Company's common stock and/or offset any cash payments the Company will be required to make in excess of the principal amount upon any conversion of 2024 Notes, and to effectively increase the overall conversion price of the 2024 Notes from $66.05 to $101.62 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Call was $16.4 million and was recorded as part of additional paid-in capital.

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

In March 2019, the Company entered in a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of June 30, 2019 was $68.5 million for the remaining period through the expiration of the agreement.

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

Q2 2019 Financial Overview

In the second quarter of 2019, subscription revenue increased 50% and 48%, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in 2018. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 26% and 24%, respectively, as compared to the first three and six months of 2018, and accounted for 75% and 78%, respectively, of total revenue for the three and six months ended June 30, 2019.

Cash used in operating activities was $11.6 million for the six months ended June 30, 2019, as compared to $8.3 million for the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily attributable to changes in working capital partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment incurred in the second quarter.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended June 30, 2019 remained relatively unchanged at $5.2 million, compared to the three months ended June 30, 2018. Free cash flow used during the six months ended June 30, 2019 was $14.8 million, compared to $12.0 million for the six months ended June 30, 2018. The increase was primarily attributable to a $3.3 million increase in net cash used in operating activities primarily due to the net impact of working capital changes partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment incurred in the second quarter. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(3,549)	$(3,578)	$(11,644)	$(8,310)
Purchase of property and equipment (excluding new headquarters)	(1,658)	(409)	(2,269)	(1,187)
Purchase of intangible assets	—	—	(50)	—
Capitalized internal-use software development costs	—	(1,168)	(868)	(2,484)
Free Cash Flow	$(5,207)	$(5,155)	$(14,831)	$(11,981)

Total deferred revenue was $128.6 million as of June 30, 2019, as compared to $117.2 million as of December 31, 2018, an increase of $11.4 million, or 10%, primarily due to an increase in subscription deferred revenue.

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

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the first half of 2019, we believe our market is large and underpenetrated and therefore we intend to continue investing to expand our ability to sell and renew our subscription offerings globally through investments in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives. We also plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	52%	46%	53%	45%
Maintenance and support	24	34	25	34
Total subscription, maintenance and support	75	81	78	79
License	3	1	2	2
Services	21	18	20	19
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	18	16	18
Maintenance and support	4	6	5	6
Total cost of subscription, maintenance and support	20	24	21	24
License	—	—	—	—
Services	17	15	16	16
Total cost of revenue	37	39	37	40
Gross profit	63	61	63	60
Operating Expenses:
Selling and marketing	36	39	37	38
General and administrative	19	21	20	22
Research and development	27	27	28	29
Acquisition-related	—	—	—	—
Total operating expenses	82	88	84	89
Convertible debt interest and amortization	(7)	(9)	(7)	(9)
Other income net	(1)	1	—	—
Loss before income tax provision	(27)	(36)	(28)	(37)
Income tax provision	—	—	—	—
Net loss	(27)%	(36)%	(29)%	(37)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Subscription	$33,080	$22,038	$11,042	50%	$63,495	$42,988	$20,507	48%
Maintenance and support	15,040	16,225	(1,185)	(7)%	30,367	32,799	(2,432)	(7)%
Total subscription, maintenance and support	48,120	38,263	9,857	26%	93,862	75,787	18,075	24%
License	2,028	695	1,333	192%	2,534	1,761	773	44%
Services	13,730	8,468	5,262	62%	23,613	17,788	5,825	33%
Total revenue	$63,878	$47,426	$16,452	35%	$120,009	$95,336	$24,673	26%

Subscription revenue. Subscription revenue for the three and six months ended June 30, 2019 and 2018 increased primarily due to an increase in the number of customer subscriptions as compared to the prior year. We continued to invest in customer programs and initiatives which helped keep our customer attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue.

Maintenance and support revenue. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and migrating existing maintenance contracts to the cloud during the three and six months ended June 30, 2019. We expect maintenance revenue to continue to decline over time as we sell fewer licenses and related maintenance and support, sell more subscription services and migrate existing maintenance customers to our cloud solutions.

License revenue. License revenue increased during the three and six months ended June 30, 2019 primarily due to an increase in license revenue with existing customers recognized upon software delivery.

Services revenue. Services revenue increased primarily as a result of higher sales of professional services related to our subscription sales and add-on professional services revenue from existing customers during the three and six months ended June 30, 2019, as compared to the same periods in 2018. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of subscription	$9,779	$8,491	$1,288	15%	$19,504	$17,255	$2,249	13%
Cost of maintenance and support	2,835	2,953	(118)	(4)%	5,637	5,910	(273)	(5)%
Total cost of subscription, maintenance and support	12,614	11,444	1,170	10%	25,141	23,165	1,976	9%
Cost of license	40	64	(24)	(38)%	101	137	(36)	(26)%
Cost of services	10,929	7,216	3,713	51%	19,131	14,943	4,188	28%
Total cost of revenue	23,583	18,724	4,859	26%	44,373	38,245	6,128	16%
Gross profit	$40,295	$28,702	$11,593	40%	$75,636	$57,091	$18,545	32%

Cost of subscription. The three and six-month increase was primarily attributable to increases in infrastructure costs to support our current subscription customer base, increases in personnel cost primarily driven by higher headcount and increased amortization expense associated with our internal-use software. Our subscription gross profit percentage was 70% and 61%, respectively, for the three months ended June 30, 2019 and 2018. Our subscription gross profit percentage was 69% and 60%, respectively, for the six months ended June 30, 2019 and 2018. The three and six-month increase in gross profit percentage was primarily attributable to a 50% and 48%, respectively, increase in subscription revenue combined with a smaller increase in cost of subscription driven by efficiencies we are achieving in our cloud infrastructure.

Cost of maintenance and support. The three and six-month decrease was primarily attributable to a decrease in personnel costs. Maintenance and support gross profit percentage for the three and six months ended June 30, 2019 was 81%, and for the three and six months ended June 30, 2018 was 82%.

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year-over-year. License gross profit percentages for the three months ended June 30, 2019 and 2018, were 98% and 91%, respectively. License gross profit percentages for the six months ended June 30, 2019 and 2018, were 96% and 92%, respectively.

Cost of services. The three and six-month increase was primarily attributable to an increase in personnel cost to support our customer implementations, related travel expenses and other facility and overhead expenses. Services gross profit percentage for the three months ended June 30, 2019 and 2018, was 20% and 15%, respectively. Services gross profit percentage for the six months ended June 30, 2019 and 2018, was 19% and 16%, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel. We plan on increasing headcount in our professional services organization to support our anticipated growth in the number of customers purchasing our subscription services.

Gross profit. The increase in overall gross profit for the three and six months ended June 30, 2019 was primarily attributable to an increase in total revenue of 35% and 26%, respectively, as compared to the same periods in 2018 mainly due to an increase in our subscription revenue.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Selling and marketing	$22,945	$18,590	$4,355	23%	$44,430	$36,158	$8,272	23%
General and administrative	12,040	10,145	1,895	19%	23,707	20,834	2,873	14%
Research and development	17,455	12,960	4,495	35%	33,254	27,744	5,510	20%
Acquisition-related	—	—	—	nm	—	95	(95)	(100)%
Total operating expenses	$52,440	$41,695	$10,745	26%	$101,391	$84,831	$16,560	20%

Selling and marketing expenses. The three and six-month increase was primarily attributable to an increase of $3.4 million and $6.3 million, respectively, in personnel cost primarily driven by higher headcount as we continue to focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $1.0 million and $2.0 million, respectively, in expenses for sales and marketing events and sales related travel.

General and administrative expenses. The three and six-month increase was primarily attributable to an increase in personnel cost of $1.3 million for both periods, and an increase of $0.6 million and $1.6 million, respectively, in professional fees and facility expenses.

Research and development expenses. The three and six-month increase was primarily attributable to an increase of $3.7 million and $4.1 million, respectively, in personnel cost. The remaining increase of $0.8 million and $1.4 million was attributable to increases in facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were $0.1 million for the six months ended June 30, 2018, consisting primarily of integration costs, retention bonuses and professional fees related to our acquisition of PROS Travel Commerce, Inc. (formely Vayant Travel Technologies, Inc.).

Other (expense) income, net:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Convertible debt interest and amortization	$(4,274)	$(4,226)	$(48)	1%	$(8,630)	$(8,405)	$(225)	3%
Other (expense) income, net	$(862)	$244	$(1,106)	(453)%	$409	$446	$(37)	(8)%

Convertible debt interest and amortization. The convertible debt expense for the three and six months ended June 30, 2019 and 2018 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes.

Other (expense) income, net. Other (expense) income, net decreased by $1.1 million for the three months ended June 30, 2019, primarily due to $2.3 million loss on debt extinguishment related to our 2019 Notes which was partially offset by an increase in interest income. During the six months ended June 30, 2019, we recorded a $2.3 million loss on debt extinguishment related to our 2019 Notes which was offset by an increase in interest income and resulted in consistent balances of the other (expense), income, net over both periods.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Effective tax rate	(1.4)%	0.8%	n/a	n/a	(1.3)%	—%	n/a	n/a
Income tax provision	$236	$(131)	$367	(280)%	$458	$1	$457	nm

Income tax provision. The tax provision for the three and six months ended June 30, 2019 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.4)% and 0.8% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was (1.3)% and 0% for the six months ended June 30, 2019 and 2018, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1.4)% and 0.8% tax rate for the three months ended June 30, 2019 and 2018, respectively, and the (1.3)% for the six months ended June 30, 2019 is due to foreign and state taxes not based on pre-tax income.

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

Liquidity and Capital Resources

At June 30, 2019, we had $329.6 million of cash and cash equivalents and $216.2 million of working capital as compared to $295.5 million of cash and cash equivalents and $71.4 million of working capital at December 31, 2018.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Revolver. We issued the 2019 Notes in December 2014, the 2047 Notes in June 2017, the Secondary Offering in August 2018 and the 2024 Notes in May 2019 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors in accordance with the invoice terms and conditions.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net cash used in operating activities	$(11,644)	$(8,310)
Net cash used in investing activities	(3,293)	(3,671)
Net cash provided by (used in) financing activities	48,982	(6,988)
Cash and cash equivalents (beginning of period)	295,476	160,505
Cash and cash equivalents (end of period)	$329,562	$141,867

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $11.6 million. The $3.3 million increase in cash used as compared to 2018 was primarily attributable to changes in working capital partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment incurred in the second quarter. The working capital change was primarily attributable to an increase in trade and other receivables from increased billings from the sale of our subscription services.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $3.3 million, which was primarily related to capital expenditures of $2.3 million and $0.9 million related to capitalized internal-use software development costs on our subscription service solutions.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $49.0 million, which was attributable to proceeds from the issuance of 2024 Notes of $140.2 million, proceeds from bond hedge termination of $64.8 million and proceeds from employee stock plans of $0.9 million, partially offset by a cash convertible debt settlement payment of $76.0 million,$45.2 million paid for termination of warrant, $18.6 million paid for tax withholdings on vesting of employee share-based awards, purchase of capped call of $16.4 million, and payment for convertible debt issuance cost of $0.6 million.

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

Credit facility

There were no outstanding borrowings under the Revolver as of June 30, 2019. As of June 30, 2019, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2019 and 2018, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2019 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and six months ended June 30, 2019 by approximately $0.3 million and $0.5 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2019, we had no borrowings under the Revolver.

As of June 30, 2019, we had outstanding principal amounts of $21.6 million, $143.8 million and $106.3 million, respectively, of the 2019 Notes, the 2024 Notes and the 2047 Notes which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on our evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of our adoption of Topic 842 on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 842.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2019, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

4.1	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.2	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

10.1+	Amended and Restated 2017 Equity Incentive Plan.		DEF-14A	3/25/2019

10.2	Tenth Amendment to Credit Agreement, dated April 30, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	5/2/2019

10.3	Purchase Agreement, dated May 1, 2019 by and among Registrant, Goldman, Sachs & Co., as representative of the several initial purchasers named therein.		8-K	5/7/2019

10.4	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.5	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.6	Form of Exchange Agreement.		8-K	5/7/2019

10.7	Form of Bond Hedge Termination Agreement.		8-K	5/7/2019

10.8	Form of Warrant Termination Agreement.		8-K	5/7/2019

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PROS HOLDINGS, INC.

July 25, 2019	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 25, 2019	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)