Form 10-Q
period 2019-09-30
PROS Holdings, Inc.
filed 2019-10-25
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 42,076,535 as of October 21, 2019.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements relate to future events or our future financial performance. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: our ability to execute on our revenue strategy shift to cloud-first, the license and subscription revenues generated by our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, short-term investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our belief that we will successfully integrate our acquisitions; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in foreign currency exchange rates or interest rates. Words such as, but not limited to, “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “would,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. You should also carefully review the risk factors and cautionary statements described in our Annual Report on Form 10-K in the section titled “Risk Factors.” You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$319,162	$295,476
Trade and other receivables, net of allowance of $968 and $978, respectively	55,986	41,822
Deferred costs, current	5,415	4,089
Prepaid and other current assets	8,764	4,756
Total current assets	389,327	346,143
Property and equipment, net	13,972	14,676
Operating lease right-of-use assets	28,548	—
Deferred costs, noncurrent	15,172	13,373
Intangibles, net	16,191	19,354
Goodwill	48,878	38,231
Other assets, noncurrent	6,650	5,190
Total assets	$518,738	$436,967
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$7,003	$6,934
Accrued liabilities	17,433	9,506
Accrued payroll and other employee benefits	27,420	22,519
Operating lease liabilities, current	7,222	—
Deferred revenue, current	113,430	99,262
Current portion of convertible debt, net	42,343	136,529
Total current liabilities	214,851	274,750
Deferred revenue, noncurrent	14,502	17,903
Convertible debt, net	109,024	88,661
Operating lease liabilities, noncurrent	23,377	—
Other liabilities, noncurrent	1,032	754
Total liabilities	362,786	382,068
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 46,460,212 and 41,573,491 shares issued, respectively; 42,042,627 and 37,155,906 shares outstanding, respectively	47	42
Additional paid-in capital	518,456	364,877
Treasury stock, 4,417,585 common shares, at cost	(13,938)	(13,938)
Accumulated deficit	(344,489)	(292,708)
Accumulated other comprehensive loss	(4,124)	(3,374)
Total stockholders' equity	155,952	54,899
Total liabilities and stockholders' equity	$518,738	$436,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$37,463	$23,888	$100,958	$66,876
Maintenance and support	14,405	16,238	44,772	49,037
Total subscription, maintenance and support	51,868	40,126	145,730	115,913
License	1,129	1,093	3,663	2,854
Services	11,153	7,856	34,766	25,644
Total revenue	64,150	49,075	184,159	144,411
Cost of revenue:
Subscription	11,039	9,053	30,543	26,308
Maintenance and support	2,632	2,852	8,269	8,762
Total cost of subscription, maintenance and support	13,671	11,905	38,812	35,070
License	51	63	152	200
Services	12,661	7,508	31,792	22,451
Total cost of revenue	26,383	19,476	70,756	57,721
Gross profit	37,767	29,599	113,403	86,690
Operating expenses:
Selling and marketing	21,600	17,513	66,030	53,671
General and administrative	11,553	10,179	35,260	31,013
Research and development	16,878	13,773	50,132	41,517
Acquisition-related	248	—	248	95
Loss from operations	(12,512)	(11,866)	(38,267)	(39,606)
Convertible debt interest and amortization	(3,717)	(4,266)	(12,347)	(12,671)
Other (expense) income, net	(1,010)	521	(601)	967
Loss before income tax provision	(17,239)	(15,611)	(51,215)	(51,310)
Income tax provision	108	175	566	176
Net loss	$(17,347)	$(15,786)	$(51,781)	$(51,486)

Net loss per share:
Basic and diluted	$(0.42)	$(0.44)	$(1.31)	$(1.53)
Weighted average number of shares:
Basic and diluted	41,276	35,676	39,438	33,568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(658)	$(88)	$(750)	$(350)
Other comprehensive income (loss), net of tax	(658)	(88)	(750)	(350)
Comprehensive loss	$(18,005)	$(15,874)	$(52,531)	$(51,836)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(51,781)	$(51,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,264	9,785
Amortization of debt discount and issuance costs	9,159	8,958
Share-based compensation	18,234	16,355
Deferred income tax, net	—	(252)
Provision for doubtful accounts	—	215
Loss on disposal of assets	—	37
Loss on debt extinguishment	5,000	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(13,888)	(13,898)
Deferred costs	(3,124)	(1,517)
Prepaid expenses and other assets	(4,582)	(1,884)
Accounts payable and other liabilities	(492)	2,569
Accrued liabilities	9,877	(533)
Accrued payroll and other employee benefits	2,717	(342)
Deferred revenue	11,009	22,508
Net cash used in operating activities	(7,607)	(9,485)
Investing activities:
Purchases of property and equipment	(3,360)	(1,406)
Capitalized internal-use software development costs	(1,021)	(3,686)
Acquisition of Travelaer, net of cash acquired	(10,510)	—
Investment in equity securities	(180)	—
Purchase of intangible assets	(50)	—
Net cash used in investing activities	(15,121)	(5,092)
Financing activities:
Exercise of stock options	—	1,142
Proceeds from employee stock plans	1,995	1,720
Tax withholding related to net share settlement of stock awards	(21,598)	(9,153)
Proceeds from Secondary Offering, net	—	141,954
Payments of notes payable	—	(54)
Proceeds from issuance of convertible debt, net	140,156	—
Debt issuance cost related to convertible debt	(860)	—
Purchase of capped call	(16,445)	—
Retirement of convertible debt	(76,018)	—
Proceeds from termination of bond hedge	64,819	—
Payment for termination of warrant	(45,243)	—
Net cash provided by financing activities	46,806	135,609
Effect of foreign currency rates on cash	(392)	352
Net change in cash and cash equivalents	23,686	121,384

Cash and cash equivalents:
Beginning of period	295,476	160,505
End of period	$319,162	$281,889

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$422	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494
Stock awards net settlement	69,764	—	(2,956)	—	—	—	—	(2,956)
Proceeds from employee stock plans	39,964	—	1,052	—	—	—	—	1,052
Retirement of convertible debt	1,749,176	2	74,176	—	—	—	—	74,178
Noncash share-based compensation	—	—	6,189	—	—	—	—	6,189
Other comprehensive income (loss)	—	—	—	—	—	—	(658)	(658)
Net loss	—	—	—	—	—	(17,347)	—	(17,347)
Balance at September 30, 2019	42,042,627	$47	$518,456	4,417,585	$(13,938)	$(344,489)	$(4,124)	$155,952

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2018	32,711,339	$37	$212,481	4,417,585	$(13,938)	$(264,161)	$(3,078)	$(68,659)
Exercise of stock options	2,440	1	(60)	—	—	—	—	(59)
Stock awards net settlement	16,825	—	(185)	—	—	—	—	(185)
Proceeds from employee stock plans	38,431	—	886	—	—	—	—	886
Proceeds from Secondary Offering, net	4,370,000	4	141,950	—	—	—	—	141,954
Noncash share-based compensation	—	—	4,949	—	—	—	—	4,949
Cumulative effect of adoption of section 606	—	—	—	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	—	(88)	(88)
Net loss	—	—	—	—	—	(15,786)	—	(15,786)
Balance at September 30, 2018	37,139,035	$42	$360,021	4,417,585	$(13,938)	$(279,948)	$(3,166)	$63,011

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	885,740	1	(21,599)	—	—	—	—	(21,598)
Proceeds from employee stock plans	75,304	—	1,995	—	—	—	—	1,995
Retirement of convertible debt	3,925,677	4	118,985	—	—	—	—	118,989
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	18,184	—	—	—	—	18,184
Other comprehensive income (loss)	—	—	—	—	—	—	(750)	(750)
Net loss	—	—	—	—	—	(51,781)	—	(51,781)
Balance at September 30, 2019	42,042,627	$47	$518,456	4,417,585	$(13,938)	$(344,489)	$(4,124)	$155,952

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
Exercise of stock options	161,997	1	1,141	—	—	—	—	1,142
Stock awards net settlement	592,317	1	(9,154)	—	—	—	—	(9,153)
Proceeds from employee stock plans	75,546	—	1,720	—	—	—	—	1,720
Proceeds from Secondary Offering, net	4,370,000	4	141,950	—	—	—	—	141,954
Noncash share-based compensation	—	—	16,440	—	—	—	—	16,440
Cumulative effect of adoption of section 606	—	—	—	—	—	9,723	—	9,723
Other comprehensive income (loss)	—	—	—	—	—	—	(350)	(350)
Net loss	—	—	—	—	—	(51,486)	—	(51,486)
Balance at September 30, 2018	37,139,035	$42	$360,021	4,417,585	$(13,938)	$(279,948)	$(3,166)	$63,011
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, and stockholders' equity for the three and nine months ended September 30, 2019 and 2018.

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

Internal-use software

Costs incurred to develop internal-use software during the development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets. Development stage costs generally include salaries and personnel costs and third-party contractor expenses associated with internal-use software configuration, coding, installation and testing. For the three months ended September 30, 2019 and 2018, the Company capitalized $0.2 million and $1.2 million, respectively, of internal-use software development costs related to cloud-based offerings, and for the nine months ended September 30, 2019 and 2018, the Company capitalized $1.0 million and $3.7 million, respectively, of internal-use software development costs related to cloud-based offerings. Capitalized internal-use software development costs related to cloud-based offerings are amortized using the straight-line method over the useful life of the asset. For the three months ended September 30, 2019 and 2018, the Company amortized $0.8 million and $0.3 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company amortized $2.0 million and $0.7 million, respectively, of capitalized internal-use software development costs. Capitalized software for internal use is included in property and equipment, net in the unaudited condensed consolidated balance sheets. Amortization of capitalized internal-use software development costs, once it commences, is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2019 and 2018.

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

The following table presents the number of shares or units outstanding for each award type as of September 30, 2019 and December 31, 2018, respectively, (in thousands):

Award type	September 30, 2019	December 31, 2018
Restricted stock units (time-based)	1,876	1,969
Restricted stock units (performance-based)	114	—
Restricted stock units (market-based)	—	215
Stock appreciation rights	165	287
Market stock units	267	419

Stock options, time-based RSUs and SARs vest ratably between one and 4 years. Performance-based RSUs vest on the third anniversary of the grant and the maximum number of shares issuable upon vesting is 200% of the initially granted shares based upon achievement of certain internal performance metrics set by the Company, as defined by each award's plan documents or individual award agreements. Market-based RSUs vest if the average trailing closing price of the Company's common stock meets certain minimum performance hurdles for at least 105 calendar days prior to September 9, 2020, with 25% vesting at $27, an additional 25% vesting at $33, and the remaining 50% vesting at $41. The actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Russell 2000 Index ("Index") over their respective performance periods, as defined by each award's plan documents. The Company did not grant any stock options, SARs or MSUs during the three and nine months ended September 30, 2019 or 2018.

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

As of September 30, 2019 and December 31, 2018, the Company held $2.2 million and $2.0 million, respectively, of equity securities in a privately held company. This investment is accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates fair value of its equity investment considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data, which represents level 3 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure" ("ASC 820"). As of September 30, 2019 and December 31, 2018, the Company determined there were no other-than-temporary impairments on its equity investment.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $289.8 million and $268.6 million at September 30, 2019 and December 31, 2018, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $20.6 million and $17.5 million as of September 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred costs was $1.3 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $4.8 million and $3.9 million as of September 30, 2019 and December 31, 2018, respectively. Amortization expense for the deferred implementation costs was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Credit facility

As of September 30, 2019, the Company had no outstanding borrowings under its $50.0 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Company included $0.1 million of unamortized debt issuance costs related to the Revolver in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2019 and 2018, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

Income taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to foreign income taxes and withholding taxes. The effective tax rate was (0.6)% and (1.1)% for the three months ended September 30, 2019 and 2018, respectively, and (1.1)% and (0.3)% for the nine months ended September 30, 2019 and 2018, respectively. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets and foreign and state taxes not based on income. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowances on the Company’s deferred tax assets are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("Subtopic 350-40"). The amendment aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019; early adoption is permitted. The Company early adopted Subtopic 350-40 prospectively effective January 1, 2019 and there was no impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. In addition, the new standard had no significant impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended September 30, 2019 and 2018, the Company recognized approximately $45.1 million and $32.4 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized approximately $86.2 million and $64.4 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

Performance Obligations

As of September 30, 2019, the Company expects to recognize approximately $365.2 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $176.6 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three and nine months ended September 30, 2019 and 2018. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$21,631	34%	$16,610	34%	$62,273	34%	$50,538	35%
Europe	19,279	30%	15,019	31%	55,286	30%	45,110	31%
The rest of the world	23,240	36%	17,446	35%	66,600	36%	48,763	34%
Total revenue	$64,150	100%	$49,075	100%	$184,159	100%	$144,411	100%

5. Business Combination

On August 14, 2019, the Company acquired Travelaer SAS ("Travelaer"), a privately held company based near Nice, France, for a total cash consideration, net of cash acquired, of approximately $10.5 million. Travelaer is a digital innovator for the travel industry with a focus on improving the customer experience across all phases of travel, and brings an Internet booking engine and NDC (New Distribution Capability) platform to the Company's portfolio. The Company has included the financial results of Travelaer in the unaudited condensed consolidated financial statements from the date of the acquisition, which have not been material to date. The transaction cost associated with the acquisition was $0.2 million for the three and nine months ended September 30, 2019.

The Company accounted for the transaction as a business combination and all of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values. The Company recorded approximately $2 million for developed technology and customer relationships with estimated useful lives of seven years and five years, respectively. The Company recorded approximately $11 million of goodwill which is primarily related to the assembled workforce and expanded market opportunities from integrating Travelaer's technology with the Company's solutions. The goodwill balance is not deductible for U.S. income tax purposes. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

6. Leases

The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 14 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

In July 2019, the Company amended its existing agreement with a computing infrastructure vendor, the result of which was an increase in future consideration to be paid by the Company. The Company accounted for this change in consideration as a modification and remeasured the value of the right-of-use asset and related lease liability on such date, which resulted in an increase of $5.7 million to each respectively.

As of September 30, 2019, the Company did not have any finance leases.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,285	$6,778
Variable lease cost	498	1,389
Sublease income	(99)	(248)
Total lease cost	$2,684	$7,919

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$1,467	$4,349

September 30, 2019
Weighted average remaining lease term:
Operating leases	7.0 years
Weighted average discount rate:
Operating leases	7.26%

As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2019	$2,327
2020	7,558
2021	10,109
2022	4,542
2023	4,562
2024 and thereafter	38,654
Total operating lease payments	67,752
Less: Imputed interest	(22,945)
Less: Anticipated lease incentive	(14,207)
Total operating lease liabilities	$30,600

As of September 30, 2019, the Company has additional operating leases of approximately $1.5 million that have not yet commenced, as the lessor has not made the underlying assets available for use by the Company. These operating leases will commence in fiscal year 2020 with lease terms of 5 years to 14 years.

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

Year Ending December 31,	Amount
2019	$4,164
2020	1,649
2021	5,115
2022	6,181
2023	5,679
2024 and thereafter	57,365
Total minimum lease payments	$80,153

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(17,347)	$(15,786)	$(51,781)	$(51,486)
Denominator:
Weighted average shares (basic)	41,276	35,676	39,438	33,568
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	41,276	35,676	39,438	33,568
Basic loss per share	$(0.42)	$(0.44)	$(1.31)	$(1.53)
Diluted loss per share	$(0.42)	$(0.44)	$(1.31)	$(1.53)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.1 million and 2.2 million for the three months ended September 30, 2019 and 2018, respectively, and 2.1 million and 2.1 million for the nine months ended September 30, 2019 and 2018, respectively. Potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 3.1 million for the three and nine months ended September 30, 2019.

8. Noncash Share-based Compensation

During the three months ended September 30, 2019, the Company granted 19,625 RSUs with a weighted average grant-date fair value of $69.13 per share. The Company granted no MSUs, options or SARs during this period.

During the nine months ended September 30, 2019, the Company granted 759,084 RSUs (time-based) with a weighted average grant-date fair value of $34.16 per share. The Company also granted 113,919 performance-based RSUs ("PRSUs") with a weighted average grant-date fair value of $33.05 to certain executive employees during the nine months ended September 30, 2019. These PRSUs vest on January 15, 2022 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the nine months ended September 30, 2019.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation:
Cost of revenue	$503	$445	$1,535	$1,325
Operating expenses:
Selling and marketing	1,515	779	4,329	3,347
General and administrative	2,901	2,635	8,521	8,202
Research and development	1,290	1,098	3,849	3,481
Total included in operating expenses	5,706	4,512	16,699	15,030
Total share-based compensation expense	$6,209	$4,957	$18,234	$16,355

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of September 30, 2019, 2,512,077 shares remain available for issuance under the 2017 Stock Plan.

At September 30, 2019, the Company had an estimated $46.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and nine months ended September 30, 2019, the Company issued 39,964 and 75,304 shares, respectively, under the ESPP. As of September 30, 2019, 140,251 shares remain authorized and available for issuance under the ESPP. As of September 30, 2019, the Company held approximately $0.8 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

9. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of September 30, 2019 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
2% Convertible Senior Note due in 2019 ("2019 Notes")	December 2014	$21,606	$21,415	—	2%
2% Convertible Senior Notes due in 2047 ("2047 Notes")	June 2017	$24,075	$20,928	—	2%
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$109,024	1%

In May 2019, the Company issued the 2024 Notes in an aggregate principal amount of $143.8 million. The interest rate for the 2024 Notes is fixed at 1% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

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

In August 2019, the Company issued a notice of redemption to the holders of its outstanding 2047 Notes, pursuant to which it will redeem the outstanding 2047 Notes for cash at a price of 92.39% of the principal amount of the 2047 Notes, plus accrued and unpaid interest, if any (the “Redemption”). The Redemption will occur on October 30, 2019, unless earlier converted. Prior to the consummation of the Redemption, the holders of the 2047 Notes are entitled to convert such notes into shares of the Company’s common stock at a rate of 21.2861 shares per $1,000 principal amount of the 2047 Notes, which is equivalent to a conversion price of $46.98 per share. The Company intends to satisfy its conversion obligation with respect to 2047 Notes tendered by delivering shares of its common stock, together with cash in lieu of delivering any fractional shares of common stock (if applicable). As of September 30, 2019, the Company has converted $82.2 million of aggregate principal of the 2047 Notes and delivered approximately 1.7 million shares of its common stock upon conversion. The Company recorded a $2.7 million loss on debt extinguishment related to the Redemption. The loss on extinguishment is included in the other (expense) income, net in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

As of September 30, 2019, the 2019 and 2024 Notes are not yet convertible and the 2047 Notes are convertible pursuant to the Redemption notice issued by the Company. As of September 30, 2019, the remaining term of the Notes is approximately 2 months, 55 months and 1 month, respectively.

As of September 30, 2019 and December 31, 2018, the fair value of the principal amount of the Notes was $231.0 million and $251.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal	$189,431	$250,000
Less: debt discount and issuance cost, net of amortization	(38,064)	(24,810)
Net carrying amount	$151,367	$225,190

Equity component(1)	$70,443	$37,560

(1)
Recorded within additional paid-in capital in the consolidated balance sheet. As of September 30, 2019, it included $28.7 million, $32.9 million and $8.8 million related to the 2019 Notes, the 2024 Notes and the 2047 Notes, respectively, which was net of $1.2 million, $1.1 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coupon interest	$863	$1,250	$3,219	$3,750
Amortization of debt issuance costs	286	357	992	1,058
Amortization of debt discount	2,568	2,659	8,136	7,863
Total	$3,717	$4,266	$12,347	$12,671

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

In March 2019, the Company entered in a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of September 30, 2019 was $67.0 million for the remaining period through the expiration of the agreement.

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

Q3 2019 Financial Overview

In the third quarter of 2019, subscription revenue increased 57% and 51%, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 29% and 26%, respectively, as compared to the first three and nine months of 2018, and accounted for 81% and 79%, respectively, of total revenue for the three and nine months ended September 30, 2019.

Cash used in operating activities was $7.6 million for the nine months ended September 30, 2019, as compared to $9.5 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily attributable to changes in working capital partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow during the three months ended September 30, 2019 was $3.0 million, compared to free cash flow use of $2.6 million for the three months ended September 30, 2018. Free cash flow used during the nine months ended September 30, 2019 was $11.8 million, compared to $14.6 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a $1.9 million decrease in net cash used in operating activities primarily due to changes in working capital partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$4,037	$(1,175)	$(7,607)	$(9,485)
Purchase of property and equipment (excluding new headquarters)	(876)	(219)	(3,145)	(1,406)
Purchase of intangible assets	—	—	(50)	—
Capitalized internal-use software development costs	(153)	(1,202)	(1,021)	(3,686)
Free Cash Flow	$3,008	$(2,596)	$(11,823)	$(14,577)

Total deferred revenue was $127.9 million as of September 30, 2019, as compared to $117.2 million as of December 31, 2018, an increase of $10.8 million, or 9%, primarily due to an increase in subscription deferred revenue.

Factors Affecting Our Performance

Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•
Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. For example, buyers increasingly prefer to buy online when they have already decided what to buy, and often prefer not to interact with a sales representative as their primary source of research. In response, we believe that businesses are increasingly looking to modernize their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however they choose to buy.

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the nine months of 2019, we believe our market is large and underpenetrated and therefore we intend to continue investing to expand our ability to sell and renew our subscription offerings globally through investments in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives. We also plan to continue to invest in product development to enhance our existing technologies and develop new applications and technologies.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	58%	49%	55%	46%
Maintenance and support	22	33	24	34
Total subscription, maintenance and support	81	82	79	80
License	2	2	2	2
Services	17	16	19	18
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	18	17	18
Maintenance and support	4	6	4	6
Total cost of subscription, maintenance and support	21	24	21	24
License	—	—	—	—
Services	20	15	17	16
Total cost of revenue	41	40	38	40
Gross profit	59	60	62	60
Operating Expenses:
Selling and marketing	34	36	36	37
General and administrative	18	21	19	21
Research and development	26	28	27	29
Acquisition-related	—	—	—	—
Total operating expenses	78	84	82	87
Convertible debt interest and amortization	(6)	(9)	(7)	(9)
Other income net	(2)	1	—	1
Loss before income tax provision	(27)	(32)	(28)	(36)
Income tax provision	—	—	—	—
Net loss	(27)%	(32)%	(28)%	(36)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Subscription	$37,463	$23,888	$13,575	57%	$100,958	$66,876	$34,082	51%
Maintenance and support	14,405	16,238	(1,833)	(11)%	44,772	49,037	(4,265)	(9)%
Total subscription, maintenance and support	51,868	40,126	11,742	29%	145,730	115,913	29,817	26%
License	1,129	1,093	36	3%	3,663	2,854	809	28%
Services	11,153	7,856	3,297	42%	34,766	25,644	9,122	36%
Total revenue	$64,150	$49,075	$15,075	31%	$184,159	$144,411	$39,748	28%

Subscription revenue. Subscription revenue for the three and nine months ended September 30, 2019 and 2018 increased primarily due to an increase in the number and size of customer subscriptions as compared to the prior year. We continued to invest in customer programs and initiatives which helped keep our customer attrition rates fairly consistent as compared to the prior year. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue.

Maintenance and support revenue. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and migrating existing maintenance contracts to the cloud during the three and nine months ended September 30, 2019. We expect maintenance revenue to continue to decline over time as we sell fewer licenses and related maintenance and support, sell more subscription services and migrate existing maintenance customers to our cloud solutions.

License revenue. License revenue remained relatively unchanged during the three months ended September 30, 2019. License revenue increased during the nine months ended September 30, 2019 primarily due to an increase in license revenue with existing customers recognized upon software delivery.

Services revenue. Services revenue increased primarily as a result of higher sales of professional services related to our subscription sales and add-on professional services revenue from existing customers during the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.
Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of subscription	$11,039	$9,053	$1,986	22%	$30,543	$26,308	$4,235	16%
Cost of maintenance and support	2,632	2,852	(220)	(8)%	8,269	8,762	(493)	(6)%
Total cost of subscription, maintenance and support	13,671	11,905	1,766	15%	38,812	35,070	3,742	11%
Cost of license	51	63	(12)	(19)%	152	200	(48)	(24)%
Cost of services	12,661	7,508	5,153	69%	31,792	22,451	9,341	42%
Total cost of revenue	26,383	19,476	6,907	35%	70,756	57,721	13,035	23%
Gross profit	$37,767	$29,599	$8,168	28%	$113,403	$86,690	$26,713	31%

Cost of subscription. The three and nine-month increase was primarily attributable to increases in infrastructure costs to support our current subscription customer base, increases in personnel cost primarily driven by higher headcount and increased amortization expense associated with our internal-use software. Our subscription gross profit percentage was 71% and 62%, respectively, for the three months ended September 30, 2019 and 2018. Our subscription gross profit percentage was 70% and 61%, respectively, for the nine months ended September 30, 2019 and 2018. The three and nine-month increase in gross profit percentage was primarily attributable to a 57% and 51%, respectively, increase in subscription revenue combined with a smaller increase in cost of subscription driven by efficiencies we are achieving in our cloud infrastructure.

Cost of maintenance and support. The three and nine-month decrease was primarily attributable to a decrease in personnel costs. Maintenance and support gross profit percentage for the three and nine months ended September 30, 2019 and 2018 was 82%.

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year-over-year. License gross profit percentages for the three months ended September 30, 2019 and 2018, were 95% and 94%, respectively. License gross profit percentages for the nine months ended September 30, 2019 and 2018, were 96% and 93%, respectively.

Cost of services. The three and nine-month increase was primarily attributable to an increase in personnel costs, primarily driven by higher headcount and third party system integrators to support our current customer implementations, related travel expenses and other facility and overhead expenses. Services gross profit percentage for the three months ended September 30, 2019 and 2018, was (14)% and 4%, respectively. Services gross profit percentage for the nine months ended September 30, 2019 and 2018, was 9% and 12%, respectively. The decrease in services gross profit percentages was primarily attributed to an increase in third party system integrators to support our current customer implementations. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates and the utilization of our professional services personnel. We plan on increasing headcount in our professional services organization to support our current and anticipated growth in the number of customers purchasing our subscription services.

Gross profit. The increase in overall gross profit for the three and nine months ended September 30, 2019 was primarily attributable to an increase in total revenue of 31% and 28%, respectively, as compared to the same periods in 2018 mainly due to an increase in our subscription revenue.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Selling and marketing	$21,600	$17,513	$4,087	23%	$66,030	$53,671	$12,359	23%
General and administrative	11,553	10,179	1,374	13%	35,260	31,013	4,247	14%
Research and development	16,878	13,773	3,105	23%	50,132	41,517	8,615	21%
Acquisition-related	248	—	248	nm	248	95	153	161%
Total operating expenses	$50,279	$41,465	$8,814	21%	$151,670	$126,296	$25,374	20%

Selling and marketing expenses. The three and nine-month increase was primarily attributable to an increase of $4.0 million and $10.3 million, respectively, in personnel cost primarily driven by higher headcount as we continue to focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $0.1 million and $2.1 million, respectively, in expenses for sales and marketing events and sales related travel.

General and administrative expenses. The three and nine-month increase was primarily attributable to an increase in personnel cost of $0.9 million and $2.2 million, respectively, and an increase of $0.5 million and $2.0 million, respectively, in professional fees and facility expenses.

Research and development expenses. The three and nine-month increase was primarily attributable to an increase of $2.7 million and $6.7 million, respectively, in personnel cost primarily driven by higher headcount. The remaining increase of $0.4 million and $1.9 million was attributable to increases in facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were $0.2 million for the three and nine months ended September 30, 2019 and consisted primarily of integration costs and professional fees for our acquisition of Travelaer. Acquisition-related expenses were $0.1 million for the nine months ended September 30, 2018 and consisted primarily of integration costs, retention bonuses and professional fees related to our acquisition of PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.).

Other (expense) income, net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Convertible debt interest and amortization	$(3,717)	$(4,266)	$549	(13)%	$(12,347)	$(12,671)	$324	(3)%
Other (expense) income, net	$(1,010)	$521	$(1,531)	(294)%	$(601)	$967	$(1,568)	(162)%

Convertible debt interest and amortization. The convertible debt expense for the three and nine months ended September 30, 2019 and 2018 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes.

Other (expense) income, net. The decrease in other (expense) income, net for the three and nine months ended September 30, 2019, primarily related to a $5.0 million loss on debt extinguishment related to our 2019 and 2047 Notes recognized during the second and third quarter of 2019. This decrease was partially offset by an increase in interest income.

Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Effective tax rate	(0.6)%	(1.1)%	n/a	n/a	(1.1)%	(0.3)%	n/a	n/a
Income tax provision	$108	$175	$(67)	(38)%	$566	$176	$390	nm

Income tax provision. The tax provision for the three and nine months ended September 30, 2019 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.6)% and (1.1)% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was (1.1)% and (0.3)% for the nine months ended September 30, 2019 and 2018, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (0.6)% and (1.1)% tax rate for the three months ended September 30, 2019 and 2018, respectively, and the (1.1)% and (0.3)% for the nine months ended September 30, 2019 and 2018, respectively, is due to foreign and state taxes not based on pre-tax income.

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

Liquidity and Capital Resources

At September 30, 2019, we had $319.2 million of cash and cash equivalents and $174.5 million of working capital as compared to $295.5 million of cash and cash equivalents and $71.4 million of working capital at December 31, 2018.

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

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Net cash used in operating activities	$(7,607)	$(9,485)
Net cash used in investing activities	(15,121)	(5,092)
Net cash provided by financing activities	46,806	135,609
Cash and cash equivalents (beginning of period)	295,476	160,505
Cash and cash equivalents (end of period)	$319,162	$281,889

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $7.6 million. The $1.9 million decrease in cash used as compared to 2018 was primarily attributable to changes in working capital partially offset by increased impact of adjustments to net loss primarily driven by loss on debt extinguishment.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $15.1 million, which was primarily related to the consideration paid for the acquisition of Travelaer of $10.5 million, capital expenditures of $3.4 million, $1.0 million related to capitalized internal-use software development costs on our subscription service solutions and an investment in equity securities of $0.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $46.8 million, which was attributable to proceeds from the issuance of 2024 Notes of $140.2 million, proceeds from bond hedge termination of $64.8 million and proceeds from employee stock plans of $2.0 million, partially offset by a cash convertible debt settlement payment of $76.0 million, $45.2 million paid for termination of warrant, $21.6 million paid for tax withholdings on vesting of employee share-based awards, purchase of capped call of $16.4 million, and payment for convertible debt issuance cost of $0.9 million.

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

Credit facility

There were no outstanding borrowings under the Revolver as of September 30, 2019. As of September 30, 2019, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2019 and 2018, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2019 would result in a loss of approximately $0.3 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2019 by approximately $0.2 million and $0.7 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2019, we had no borrowings under the Revolver.

As of September 30, 2019, we had outstanding principal amounts of $21.6 million, $143.8 million and $24.1 million respectively, of the 2019 Notes, the 2024 Notes and the 2047 Notes which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on our evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2019, we acquired Travelaer, in an all-cash transaction. See Note 5, "Business Combinations" to the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of this acquisition and related financial data. Management has considered this acquisition immaterial to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2019. In accordance with SEC guidance, management plans to exclude Travelaer from management’s assessment of, and report on, internal controls over financial reporting from the date of the acquisition through December 31, 2019. We are in the process of reviewing the operations of Travelaer and evaluating the impact of the acquisition on our internal controls over financial reporting. Excluding this acquisition, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of our adoption of Topic 842 on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 842.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report with the exception of the following revised and updated risk factor.

We incurred indebtedness by issuing convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes (“2024 Notes”) due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of September 30, 2019, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.
In June 2017, we issued $106.3 million principal amount of 2.0% convertible senior notes ("2047 Notes") due June 1, 2047, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. In 2019, we issued a notice of redemption and subsequently converted and extinguished a portion of the 2047 Notes. As of September 30, 2019, $24.1 million of aggregate principal amount of 2047 Notes are outstanding.
In December 2014, we issued $143.8 million principal amount of 2.0% convertible senior notes ("2019 Notes") due December 1, 2019, unless earlier purchased or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. We retired a portion of the 2019 Notes in 2019. As of September 30, 2019, $21.6 million of aggregate principal amount of 2019 Notes are outstanding.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2019, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2019.

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

PROS HOLDINGS, INC.

October 24, 2019	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 24, 2019	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)