Form 10-K
period 2019-12-31
PROS Holdings, Inc.
filed 2020-02-19
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33554

PROS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		76-0168604
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

3100 Main Street, Suite 900		77002
Houston,	Texas
(Address of Principal Executive Offices)		(Zip code)
Registrant’s telephone number, including area code: 713 335-5151
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	PRO	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☒     No   ☐
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
Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,219,582,301 as of June 28, 2019 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of February 10, 2020, there were outstanding 43,006,462 shares of common stock, par value $0.001, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2020 Annual Stockholders Meeting, to be filed within 120 days of the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2019

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," "we," "us," and "our" refer to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the generally accepted accounting principles in the United States of America ("GAAP").
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words "believes," "seeks," "expects," "may," "should," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of this report entitled "Risk Factors". You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission ("SEC"), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.
Part I
Item 1. Business
Overview

PROS provides artificial intelligence ("AI") solutions that power commerce in the digital economy by providing fast, frictionless and personalized buying experiences. PROS cloud solutions enable dynamic buying experiences for both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use our selling, pricing, revenue optimization and eCommerce solutions to assess their market environments in real time to deliver customized prices and offers. Our solutions enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels with personalized experiences regardless of which channel buyers choose. Our decades of data science and AI expertise are infused into our solutions and are designed to reduce time and complexity through actionable intelligence. We provide standard configurations of our solutions based on the industries we serve and offer professional services to configure our solutions to meet the specific needs of each customer.

Our subscription-as-a-service ("SaaS") solutions are designed to achieve high levels of security, scalability, performance and availability. We believe our SaaS solutions provide an advantage over traditional enterprise software by allowing our customers to reduce their initial investment in third-party software, hardware, and administration requirements, and also allow smaller customers or business units to cost-effectively leverage our enterprise class infrastructure, infrastructure management, security and other strategic services.

Before 2015, we primarily offered on-premises license solutions, for which our customers purchased the perpetual right to use our software within a specific license scope. The vast majority of these license customers also purchased software maintenance and support, which includes unspecified software updates and enhancements on a when-and-if-available basis, maintenance releases, and patches released during the term of the support period.

More than half of our revenue in 2019 was derived from our cloud solutions, and since 2017 we have sold over 90% of our solutions as SaaS offerings. We manage all updates and upgrades of software deployed on the PROS cloud on behalf of our customers, which enables us to deliver our latest product innovations to our customers in a more uniform way. We focus the vast majority of our product development efforts on our SaaS solutions, and our next-generation solutions have been built natively in the cloud.

Our Industry

Real-time decision making is an important driver of business performance in the digital economy. Rapidly changing markets and buyer expectations make it increasingly harder for companies to grow. In response to these pressures, we believe that market forces, including increasingly dynamic and complex business models, the explosion of eCommerce, and the exponential increase in the volume of enterprise and market data will accelerate the demand for software solutions that enable companies to dynamically price, configure and sell their products and services across all their channels with speed, precision and consistency. We believe the market for solutions that can power commerce using AI and machine learning is a large, growing market that spans most major industries.

Our Solutions

Our cloud-based software solutions provide companies with AI-based predictive and prescriptive guidance on key business decisions that drive growth and profitability, including product mix optimization, price forecasting, price optimization, product configuration recommendations, new sales opportunity recommendations, cross-sell recommendations and proactive attrition detection. These insights are derived from machine learning data science based on historic customer transactions, external market inputs and other data. Our cloud solutions enable a consistent buyer experience across direct, partner and eCommerce channels to support digital selling. Our solutions help increase visibility, business agility and customer engagement by aligning sales and pricing strategy across go-to-market channels. As a result, our solutions make it easier for companies to recommend and configure the correct solution(s), set the right price and quickly get a quote into the hands of a buyer.

Solutions for Selling Improvement

PROS selling solutions are designed to improve sales productivity and accelerate deal velocity by automating common sales tasks. Utilizing a foundation of AI and machine learning algorithms, PROS selling solutions empower businesses to tailor every offer for every buyer, across all sales channels, leading to more personalized and engaging customer interactions:

•
PROS Smart CPQ accelerates the sales process and provides a powerful, intuitive tool for sales teams and partners to respond to customer quotes within minutes. Leveraging state-of-the-art AI and machine learning algorithms, Smart CPQ enables users to find and tailor product recommendations, customize configurations, manage approvals, price just right and generate professional proposals to land and win the sale on the first quote. Smart CPQ supports all selling scenarios including spot-order purchases, subscription orders and setup and maintenance of negotiated sales agreements. Businesses can also integrate Smart CPQ into their eCommerce portals, empowering end users to self-serve with confidence. We also offer a Sales Agreements edition which automates the quoting process when a longer-term agreement on product, price and terms is negotiated between buyer and seller, supporting increased collaboration and approvals that are required when actual order quantity is uncertain but can be estimated over the agreement term period.

•
PROS Opportunity Detection increases sales effectiveness and productivity while accelerating quota attainment by uncovering sales opportunities in existing accounts for sales teams. By applying AI and machine learning techniques to historical transactional activity, Opportunity Detection surfaces new opportunities to help proactively increase account penetration with existing customers while preventing customer churn. Businesses can also integrate Opportunity Detection into their eCommerce portal, providing personalized product recommendations for every end user along their eCommerce journey.

Solutions for Pricing

PROS pricing solutions enable enterprises to optimize, personalize, and harmonize pricing across the complexity of their go-to-market channels in the context of dynamic market and competitive conditions. Our pricing solutions include:

•
PROS Control provides a comprehensive pricing platform that offers a single source of accuracy for price management, coordination, and strategy. This platform allows businesses to harmonize pricing across go-to-market channels while simultaneously increasing price discipline and protecting price attainment. Pricing users leverage this solution to deploy formulaic price strategies that can incorporate real-time information or conditional data to ensure that every delivered price is up-to-date with the latest market and competitive conditions. With the performance, power, and scalability of PROS Control’s Real-Time Pricing Engine, B2B and B2C organizations can replace price lists across commerce channels with dynamic calculations for price requests, ensuring that every delivered price is cognizant of conditions at the time of request. This engine allows businesses facing volatile price competition and underlying component costs to leverage data science to systematically adjust pricing in real time.

•
PROS Guidance leverages AI-powered algorithms to provide market-relevant price guidance across sales channels that is dynamically refined to adapt to changing market conditions and buyer behavior. This predictive and prescriptive price guidance provides optimized pricing for each unique buying scenario, which are designed to help businesses drive revenue growth, recover margin leakage, accelerate quote turnaround times and increase win-rates. PROS Guidance also provides businesses transparency within their pricing model via insight into the market prices behind each price recommendation.

Airline Revenue Optimization

PROS revenue optimization solutions enable enterprises in the travel industry to drive revenue- and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These solutions are designed to empower companies to quickly adapt to changing market conditions, differentiate customers by market and sales channel, monitor pricing and revenue management performance, and increase customer loyalty by providing the right products and services to the right customer at the right time. Our Airline Revenue Optimization suite of products includes:

•
PROS Airline Revenue Management delivers algorithmic forecasting and network optimization for the travel industry. Airlines leverage our forecasting and optimization capabilities to determine overbooking levels, manage opening and closing of booking classes and helping optimize revenue for each flight.

•
PROS Airline Real-Time Dynamic Pricing™ is a scalable solution that offers accurate availability across all channels, while keeping the rules, fares and other data in sync. The solution computes availability in real time and dynamically applies strategies to seat availability so that airlines can maximize revenue and enable offer optimization.

•
PROS Airline Group Sales Optimizer is a group revenue optimization solution powered by dynamic pricing science that enables companies to manage group bookings, contracts and policies in one location across users.

Airline eCommerce
Our Airline eCommerce solutions power airlines to become better retailers by increasing their control and flexibility over how they sell and distribute offers. These solutions provide airlines with scalable shopping, booking and merchandising capabilities to design and distribute offers across individuals and groups. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and are entirely passenger service system-independent. Our Airline eCommerce suite of products includes:

•	PROS Airline Shopping powers airlines' shopping, pricing and repricing by delivering fast, accurate and comprehensive flight offers to travelers across airlines’ sales channels.

•
PROS Airline Merchandising increases airlines' conversion and revenues per passenger by dynamically selling ancillary services, including extra baggage, legroom and other services. Airlines can upsell with personalized offers at any time in the customer journey using rich content across the airlines' sales channels.

•
PROS Airline Retail offers a single, configurable end-to-end solution for airlines to optimize the user experience throughout the entire traveler journey from inspiration to post-trip. With this International Air Transport Association (IATA) New Distribution Capability (NDC) Level 4 capable solution, airlines can increase conversion rates and upsell opportunities while having the flexibility and control to optimize user interface across their internet booking engine and mobile application.

Technology

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the complex and demanding processing requirements of sophisticated global enterprises, including those who require sub-second response times for their customers. We provide the majority of our cloud services via cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking, located in the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia and other countries. The use of cloud computing platform partners provides us flexibility to service customers at scale and also offer options to comply with in-country data privacy requirements. We also deliver our solutions from infrastructure designed and operated by us but secured within third-party data center facilities. We offer both single-tenant and multi-tenant cloud solutions.

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

Data Integration.  The data needed to execute and power personalized digital buying typically resides in multiple sources, such as a company's enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), eCommerce, reservations and inventory systems, external market data sources, spreadsheets and/or industry-specific transaction systems. Our data integration capabilities bring data from disparate sources together into a single cohesive database, both in real time and through scheduled batch tasks. We also provide certified content for integration with SAP as well as integration development services using industry standard tools.

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
Subscription Services

Our subscription services provide customers access to our software via the Internet which, as compared to an on-premises software model, helps reduce their infrastructure, installation and ongoing administration requirements. We also reduce the total cost of ownership of our cloud services over the subscription term by delivering multiple feature releases per year that automatically introduce new features, while preserving previous customizations and integrations that minimize additional customer investment for compatibility. We also offer cloud-based services to allow existing customers who previously purchased licenses to our software to have access to that software within a cloud-based IT environment that we manage.

Sales and Marketing

We sell and market our software solutions primarily through our direct global sales force and indirectly through go-to-market partners, resellers and systems integrators. Our sales force is organized by our target markets, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. Our marketing activities consist of a variety of programs designed to generate sales leads, accelerate sales opportunities and build awareness of our solutions. We also use digital channels including search and content syndication to reach our target market. We host an annual customer conference, Outperform, where our customers and prospects are invited to learn about best practices from thought leaders, executives and other practitioners in using technology to compete in the digital economy, hear about our latest innovations, and network with peers across industries. We also host other smaller conferences throughout the year, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations.
Professional Services

We provide software-related professional services, including implementation and configuration services, consulting and training services. Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries. We also offer an array of training on all aspects of our software solutions, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions. In addition to our own internal professional services team, we also work with many globally diverse partners who have been certified to implement our software.
Maintenance and Support

Customers maintaining implementations under on-premises licenses may purchase, at their discretion, maintenance and support services. Maintenance enrollment entitles a customer to solicit support through a web-based interface to submit and track issues, access our online knowledge base, and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period.

Revenue from maintenance and support services has declined as a percentage of our total revenue since we announced our cloud strategy as customers have purchased fewer on-premises licenses to our software. We expect our maintenance revenue to continue to decrease further as more existing customers migrate to our cloud solutions. Revenue from maintenance and support services comprised 23%, 33%, and 41% of our total revenue in 2019, 2018 and 2017, respectively.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. Our customers are generally large global enterprises and medium-sized businesses, although we also have customers that are smaller in scope of operations. In each of 2019, 2018 and 2017, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 66%, 65%, and 63% of our total revenue came from customers outside the U.S. for the years ended December 31, 2019, 2018 and 2017, respectively.

We provide our customers with several service options including a customer success team to help our customers accelerate the value of their investments in our solutions; a professional services ecosystem of both our professional service teams and certified third-party system integrators; 24x7 support; and an online community to facilitate collaboration among our customers and our product development teams.

Competition

The markets for our solutions are competitive, fragmented and rapidly evolving. For example, we have seen consolidation in the quoting software market with large vendors acquiring smaller quoting companies as they attempt to provide end-to-end solutions. Today, we are increasingly competing in a sales ecosystem with competitors that all aim to drive effectiveness and efficiency in selling, although we believe we are unmatched in our ability to deliver sales and pricing AI with speed, scale and precision. We face collective competition from a number of larger and smaller companies, including vendors that provide software for specific industries, vendors that compete against a portion of our pricing solutions, vendors that compete against a portion of our selling solutions, and vendors that compete against a portion of our revenue management, retail, shopping and merchandising solutions in the airline industry. To a lesser extent, we compete against large enterprise application providers that have developed offerings that include competing functionality and custom solutions developed internally by businesses, which generally include some combination of spreadsheets, manual processes, external consultants, and internally developed software tools.

The number of companies that we compete with has increased in recent years as we expanded into adjacent technologies. We believe our customers consider the following factors when evaluating our solutions versus competitive solutions:

•	product architecture, functionality, performance, data security, reliability and scalability;

•	strength of AI embedded in offerings;

•	real-time capabilities;

•	customer base and references;

•	return on investment, total cost of ownership, and time-to-value;

•	breadth and depth of product and service offerings;

•	depth of expertise in data and pricing science;

•	industry domain expertise;

•	investment in research and development;

•	services and customer support quality;

•	size and quality of partner ecosystem;

•	existing customer relationships; and

•	vendor viability.
We believe that none of our competitors can provide all of the functionality needed to support an organization interested in optimizing sales growth through AI-based omnichannel pricing, selling and revenue management. Our competitors generally compete on price or by bundling their applications with other enterprise applications, and we expect that this will continue in the future. We distinguish ourselves from these vendors through our long history of providing software solutions incorporating AI and/or machine learning, the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, our ability to handle large data volumes at scale, and our proven ability to provide high-value dynamic science-based optimization software to our global customer base across industries. In the future, we believe our competition will continue to increase as we expand into adjacent market segments.

Intellectual Property

Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We protect our intellectual property with a combination of trade secrets, confidentiality procedures, contractual provisions, patents, trademarks, copyrights and other similar measures. We believe that reliance upon trade secrets and unpatented proprietary know-how are generally the most advantageous methods for us to protect our proprietary information.

Research and Development

We believe our software innovation is the foundation of our business and accordingly have made, and continue to make, significant investments in research and development for the enhancement of existing solutions and the development of solutions. We also believe that our long-term investments in AI and machine learning to power pricing and revenue management differentiate us from our competitors. We are committed to continuing the further development of these high-value solutions as evidenced by our continued investment in research and development. In fiscal 2019, 2018 and 2017, we incurred expenses of $67.2 million, $55.7 million and $56.0 million, respectively, in research and development, net of capitalized internal-use software cost, to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in Bulgaria, France and the U.S., and also utilize third-party contractors in Bolivia, Colombia, India, Romania and Mexico.

We employ data scientists, most of whom are Ph.D.'s, to advance sales, pricing, and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, AI, machine learning, operations research, management science, statistics, econometrics and computational methods. Our data scientists regularly interact with our customers, product development, sales, marketing and professional services team to help keep our science efforts relevant to real-world demands.

Employees

As of December 31, 2019, we had 1,413 full-time personnel, which included 1,215 employees and 198 outsourced personnel. We have not experienced any work stoppages and consider our employee relations to be good.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on May 3, 2019, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

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

Our solutions involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information, including personal and other sensitive data. We have incurred, and expect to continue to incur significant costs to maintain security measures designed to prevent, eliminate or alleviate security vulnerabilities, data theft, computer viruses, malicious software programs, attacks by third parties or similar disruptive problems (each a "Security Incident"), and obtain third-party security attestations regarding those security measures. Despite the implementation of these security measures and third-party security attestations, if these measures are breached as a result of third-party action, employee error or misconduct or otherwise, we could experience a Security Incident that could result in someone obtaining unauthorized access to our IT systems, customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to compromise systems change frequently, may exploit vulnerabilities in third party systems or software which we interoperate with, and may not be recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot predict the extent, frequency or impact of these problems on us. Any Security Incident could result in interruptions, delays, cessation of service and loss of existing or potential customers, as well as loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, and could lead to indemnity obligations, legal liability and other costs. In the normal course of our business, we experience Security Incidents. To date, however, the identified Security Incidents have neither been material or significant to us, including to our business operations, nor had a material financial impact. There can be no assurance that future Security Incidents will not be material or significant.

Failure to sustain our historical renewal rates and pricing could adversely affect our future revenue and operating results.

Our subscription agreements are typically for an initial term of three years, and our legacy maintenance and support agreements are typically renewed for annual terms. Our customers have no obligation to renew their software subscriptions after the expiration of their initial term, and some customers elect not to renew. Subscription revenue represented the majority of our total revenue for the year ended December 31, 2019. Historically, maintenance and support revenue represented a more significant portion of our total revenue. As a percentage of total revenue, maintenance and support revenue for our legacy on-premises software products has been declining as it represented approximately 23%, 33% and 41% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers choose not to renew their subscription, maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

Any downturn in sales to our target markets could adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in our target industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. It is uncertain whether our software solutions may achieve and sustain the levels of market demand that we anticipate. Such uncertainty is attributable to, among other factors, the following:

•	it may be more difficult than we currently anticipate to implement our software solutions in certain sub-verticals within our target industries;

•	it may be more difficult than we currently anticipate to increase our customer base in our target industries; and

•	our experience implementing our software solutions in certain sub-verticals may be limited within our target industries.

Our revenue growth has historically been derived from customers in many major industries. Our revenue growth is highly dependent upon continued growth of market demand in these industries, and there can be no assurance our solutions may achieve or sustain widespread acceptance among customers in these industries. Failure to expand market acceptance of our solutions or maintain sales in these industries could adversely affect our operating results and financial condition.

Certain of our software solutions require implementation projects that are subject to significant risks and delays, which if any occurred could negatively impact the effectiveness of our software, resulting in harm to our reputation, business and financial performance.

The implementation of certain of our software solutions involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors that are beyond our control. For example, the success of certain of our implementation projects is dependent upon the quality of data used by our software solutions and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources.

Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in customer requirements, delays, or deviation from recommended best practices may occur during an implementation project. As a result, we may incur significant costs in connection with the implementation of our products. If we are unable to successfully manage the implementation of our software solutions, and as a result those products or implementations do not meet customer needs or expectations, we may become involved in disputes with our customers, may be unable to sell additional products, or unable to secure a renewal of the customer’s subscription and our business reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

If we fail to develop or acquire new functionality to enhance our existing software solutions, we may not be able to grow our business and it could be harmed.

The markets in which we compete are characterized by rapid technological developments, newly emerging and changing customer requirements, and frequent solution introductions, updates and functional enhancements. We must introduce enhancements to our existing software solutions in order to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness of software for selling improvement, including configure-price-quote, pricing and airline eCommerce, including shopping, merchandising and retail. New functionality we develop may not be introduced timely and may not achieve market acceptance sufficient to generate material revenue. Furthermore, our competitors could be heavily investing in research and development, and may develop and market new solutions that may compete with, and may reduce the demand for, our software solutions. We cannot provide assurance that we will be successful in developing or otherwise acquiring, marketing and selling new functionality, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and selling of such functionality. If we are unable to develop or acquire new functionality, enhance our existing software solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected.

Furthermore, because our software solutions are intended to interoperate with a variety of third party front and back office software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third party software necessary to provide effective solutions to our customers, could reduce the demand for our software solutions, result in customer dissatisfaction and limit our revenue.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed. We invest substantial time and resources in building and maintaining our culture and developing our personnel; however, as we continue to scale our business both organically and through potential acquisitions, it may be increasingly difficult to maintain our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.

We have experienced, and are continuing to experience, substantial growth in our customers, headcount and operations. We expect to continue to expand our customer base, headcount and operations in the near term. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to effectively manage this growth and scale our operations. To manage this growth, we have and will continue to need to improve our operational, financial, management controls, reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we continue to appropriately manage our assets. Failure to effectively manage growth could adversely impact our business performance and operating results.

We depend on third-party data centers, software, data and other unrelated service providers and any disruption from such third party providers could impair the delivery of our service and negatively affect our business.

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and Amazon Web Services, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries, including the United States, the Netherlands, Ireland, Germany, United Arab Emirates and Australia. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Certain of our applications are essential to our customers’ ability to quote, price, and/or sell their products and services. Any interruption in our service may affect the availability, accuracy or timeliness of quotes, pricing or other information and as a result could require us to issue service credits to our customers, damage our reputation, cause our customers to terminate their use of our solutions, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers. In addition, certain of our applications require access to our customer’s data which may be held by third parties, some of whom are, or may become, our competitors. For example, many of our travel industry products rely upon access to airline data held by large airline IT providers which compete against certain of our travel products. Certain of these competitors have in the past, and may again in the future, make it difficult for our airline customers to access their data in a timely and/or cost-effective manner.

Any disruption from our third-party data center, software, data or other service providers could impair the delivery of our service and negatively affect our business and could damage our reputation, negatively impact our future sales and lead to legal liability and other costs.

Evolving data privacy, cyber security and data localization laws and regulations impact our business and expose us to increased liability.

Personal privacy, data localization and data security have become significant issues in the United States, Europe and in many other jurisdictions. We provide our cloud software solutions globally, including in countries that have, or may adopt in the future, stringent laws and regulations relating to data privacy, cyber security and data localization. The worldwide regulatory framework for these issues continues to rapidly evolve. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes substantial requirements regarding the handling of personal data and provides for robust regulatory enforcement and sanctions for non-compliance. As another example, the California Consumer Privacy Act (“CCPA”) provides new data privacy rights for consumers which creates new and uncertain operational requirements for our business. These and similar laws, as well as other data privacy, cyber security and data localization laws and regulations, are inconsistent across jurisdictions, may be subject to interpretation and future changes and are likely to continue to evolve in the future.

Although we have implemented measures designed to comply with the laws and regulations applicable to our business, our ongoing efforts to comply with the GDPR, the CCPA and other changes in laws and regulations entail substantial expenses and may divert resources from other initiatives. These changes have in the past increased, and may continue to increase, our cost of providing our products and services, could limit us from offering certain solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, our cloud software solutions store data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to us. Any perceived inability to adequately address privacy, data localization or cyber security compliance or to comply with more complex and numerous laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition and results of operations.

If we fail to manage our cloud operations, we may be subject to liabilities and our reputation and operating results may be adversely affected.

We have experienced substantial growth in the number of customers and data volumes serviced by our cloud infrastructure in recent years. While we have designed our cloud infrastructure to meet the current and anticipated future performance and accessibility needs of our customers, we must manage our cloud operations in order to handle changes in hardware and software parameters, spikes in customer usage and new versions of our software. We have experienced, and may in the future experience, system disruptions, outages and other cloud infrastructure performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal or external), fraud, spikes in customer usage, denial of service issues and other Security Incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis and for certain of our products we also offer response time commitments. If we are unable to meet the stated service level or response time commitments, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or customers may choose to terminate or not renew contracts. Any extended service outages or other performance problems could also result in damage to our reputation or our customers’ businesses, cause our customers to elect not to renew or to delay or withhold payment to us, loss of future sales, lead to customers making other claims against us that could harm our subscription revenues, result in an increase in our provision for doubtful accounts, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

We are a multinational corporation, which subjects us to increased risks that may adversely affect our operating results.

The majority of our revenues are derived from our customers outside the U.S. To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations and financial condition, including our revenue and operating margins, are subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. We have customers in over 55 countries internationally, which we service through our operations in the U.S., Australia, Bulgaria, Canada, France, Germany, Ireland, United Arab Emirates and United Kingdom. We expect our international operations to continue to grow.  Among the risks we believe are most likely to affect us with respect to our international operations are:

•	economic conditions in various parts of the world;

•	temporary or sustained disruption to international travel such as outbreaks of contagious diseases;

•	differing labor and employment regulations, especially where labor laws are generally more advantageous to employees as compared to the U.S.;

•	the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	different and more stringent data protection, privacy and other laws, including data localization requirements;

•	unexpected changes in regulatory requirements;

•	less favorable intellectual property laws;

•	new and different sources of competition;

•	costs of compliance and penalties for noncompliance with foreign laws and laws applicable to companies doing business in foreign jurisdictions, including anti-corruption laws;

•	the risk that illegal or unethical activities of our employees or business partners will be attributed to or result in liability to us or damage our reputation;

•	multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•	availability of sufficient network connectivity required for certain of our products;

•	difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries; and

•	tariffs and trade barriers, import and export controls and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets.

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

Our future success depends upon the performance and service of our executive officers and other key personnel. The failure of our executives and key personnel to effectively manage our business or the loss of the services of our executive officers or other key personnel could harm our operations. In addition, our future success could depend on our ability to timely identify, attract and retain highly qualified personnel, and there can be no assurance that we will be able to do so. We have continued to add a significant number of new personnel to support our continued growth, and their ability to learn our business and manage it effectively could be important to our continued growth and expansion. In addition, given the highly sophisticated artificial intelligence included in our solutions, the pool of data scientists and software developers qualified to work on our solutions is limited. The implementation of certain of our software solutions requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for qualified personnel is intense, and we compete for these individuals with other companies that may have greater resources than we do. If our key personnel are unable to effectively manage our business, or if we fail to identify, attract and retain additional qualified personnel, our operating results could be adversely affected.

Our quarterly results may vary and may not fully reflect the performance of our business.

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any quarter may not be reflected in our revenue for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market demand of our services or potential decreases in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term. We may be unable to timely adjust our cost structure to reflect changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the term of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. In addition, we may experience seasonal variations in our cash flows from operating activities, including, as a result of the timing of payment of payroll taxes, performance bonuses to our employees and costs associated with annual company-wide events, each of which have historically been highest in our first fiscal quarter. Therefore, the results of any prior quarterly periods should not be relied upon as an indication of our future operating performance.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets for enterprise software applications for selling improvement (including configure-price-quote solutions and pricing), airline revenue optimization (including revenue management solutions), and airline eCommerce (including shopping, merchandising and retail solutions) are competitive, fragmented and rapidly evolving. We expect additional competition from other established and emerging companies to the extent the markets in which we compete continue to develop and expand, as well as through industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. Some of our current and potential competitors may have larger installed bases of users, longer operating histories, broader distribution and greater name recognition than we have. In addition, many of these companies have significantly greater resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands, and devote greater resources to the development, promotion and sale of their products.

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

The market for our products is competitive, and we expect competition to continue to increase in the future as we expand our product portfolio and features. We may not compete successfully against future potential competitors, especially those with significantly greater financial resources or brand name recognition. For example, we compete with sales enablement, configure-price-quote, revenue management, and airline shopping, merchandising and retailing software. Large companies in these spaces may have advantages over us because of their greater brand name recognition, larger customer bases, broader product portfolios, larger distribution channels, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

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

We focus primarily on selling improvement, pricing, revenue management and airline eCommerce software, and if the markets for this software develop more slowly than we expect, our business could be harmed.

We derive most of our revenue from providing our software solutions for selling improvement (including our configure-price-quote solutions), pricing, airline revenue optimization (including our revenue management solutions), and airline eCommerce (including our shopping, merchandising and retail solutions), as well as providing implementation services and ongoing customer support. The selling improvement, pricing, revenue management and airline eCommerce markets are evolving rapidly, and it is uncertain whether software for these markets will achieve and sustain high levels of demand. Our success depends on the willingness of businesses in our target markets to use selling improvement, pricing, revenue management and airline eCommerce software. Some businesses may be reluctant or unwilling to implement such software for a number of reasons, including failure to understand the potential returns of improving their processes and lack of knowledge about the potential benefits that such software may provide. Some businesses may elect to improve their sales and pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address functional areas other than what our solutions provide. If businesses do not embrace the benefits of selling improvement, pricing, revenue management and airline eCommerce software, the market for such software may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue and operating results.

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

If we fail to migrate customers with on-premises software licenses to our latest cloud software solutions, our future revenue may be limited and our costs to provide support to those customers may increase.

Customers with on-premises licenses for our legacy software may need to migrate to our current cloud solutions to take advantage of our latest features and functionality which are only available via the PROS cloud. Although we intend to continue to support our legacy on-premises software customers under perpetual licenses for the foreseeable future, we continue to focus on migrating such customers to our cloud solutions. Historically, customers who purchased on-premises licenses for our solutions may have invested substantial personnel and financial resources in our legacy software. In addition, when considering whether to migrate, these customers may evaluate alternative solutions due to the additional change management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our internal development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue may be limited.

Failure to adequately expand and train our direct and indirect sales force may impede our growth.

To date, substantially all of our revenue has been attributable to the efforts of our direct sales force. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force, and our sales team's ability to manage and retain our existing customer base, expand our sales to existing customers and obtain new customers. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and may take a number of months before becoming fully productive, if at all. If we are unable to develop sufficient numbers of productive direct sales personnel, our growth may be impeded.

In addition to our direct sales force, we have developed, and expect to expand, our indirect sales force via channel partners, such as management consulting firms, systems integrators and other resellers, to market, sell and/or implement our solutions. We anticipate that channel partners will become an increasingly important driver of our sales growth, particularly as more channel partners become resellers of our solutions. We expect to invest significant resources to identify, establish, train and retain successful strategic resell partner relationships. If we are unable to establish and maintain our partner relationships, or otherwise develop and expand our indirect distribution channel, our sales growth rates may be limited.

Our convertible debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes (“2024 Notes”) due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. As of December 31, 2019, the entire $143.8 million of aggregate principal amount of the 2024 Notes is outstanding. Our indebtedness could have important consequences because it may impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to timely make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness, and/or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

We have experienced losses since we transitioned to a cloud strategy in 2015, and may continue to incur losses for longer than we expect.

We expect our expenses to continue to exceed our revenues in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, sales, marketing, security, privacy and cloud operations. Our ability to return to profitability depends on our ability to: continue to drive subscription sales, enhance our existing products and develop new products, scale our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, renew our subscription agreements with existing customers, and manage our expenses. If we are not able to execute on these actions, our business may not grow as we anticipate, our operating results could be adversely affected and we may continue to incur net losses in the future. Additionally, our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

We have completed four acquisitions since 2013, and we plan to continue to acquire other businesses, technologies and products that we intend to complement our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). Acquisitions are typically accompanied by a number of risks, including:

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

In addition, we may incur debt, acquisition-related costs and expenses, restructuring charges and write-offs as a result of acquisitions. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. In addition, we have in the past, and may in the future, enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.

We have historically been subject to lengthy sales cycles, and delays or failures to complete sales may harm our business and cause our revenue and operating income to decline in the future.

While our sales cycle times have continued to improve relative to our prior historical averages since we shifted to a cloud strategy in 2015, our sales cycles may take a month to over a year for large enterprise customers. A large enterprise customer’s decision to use our solutions typically involves a number of internal approvals, and sales to those prospective customers generally require us to provide greater levels of education about the benefits of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the prospective customer's internal evaluation and approval process requirements, as well as the prospective customer's budget and/or resource constraints. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Any significant failure to generate sales after incurring costs related to our sales process could also have a material adverse effect on our business, financial condition and results of operations.

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

If our goodwill or amortizable intangible assets become impaired, we could be required to record a significant charge to earnings.

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

We may be required to spend significant resources to protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. The procurement and enforcement of certain intellectual property rights involves complex legal and factual considerations, and the associated legal standards are not always applied predictably or uniformly, can change, and may not provide adequate remedies. As a result, we may not be able to obtain or adequately enforce our intellectual property rights, and other companies may be better able to develop products that compete with ours. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand, competitive business position, business prospects, operating results and financial condition.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software solutions.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Selling improvement (including configure-price-quote), pricing, airline revenue optimization (including revenue management) and airline eCommerce (including shopping, merchandising and retail) solutions may become increasingly subject to infringement claims as the number of such commercially available solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

Our contract terms generally obligate us to indemnify and hold our customers harmless from certain costs arising from third party claims brought against our customers alleging that the use of our solutions infringe intellectual property rights of others.  If we are unable to resolve our legal obligations by settling or paying an infringement claim, we may be required to compensate our customers.

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

Our headquarters are located in Houston, Texas, and we conduct business in other domestic and international locations.  We also rely on our network and third-party infrastructure and enterprise applications for our sales, marketing, development, professional services, operational support and hosted services. Although we have contingency and business continuity plans in effect for natural disasters and other catastrophic events (including terrorist attacks, power loss, telecommunications failure, cyber-attacks, hurricanes and outbreaks of contagious diseases), these events could disrupt our operations. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses from business interruptions that exceed the coverage under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security, and losses of critical data, all of which could have an adverse effect on our operating results.

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

The Financial Accounting Standards Board ("FASB") is currently working with the International Accounting Standards Board ("IASB") to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results. In addition, the SEC may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. Changes in accounting principles from GAAP to IFRS, or to converged accounting principles, may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.

If we fail to continue to maintain internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, our market price may be adversely affected.

Section 404 of Sarbanes-Oxley requires our management to assess the effectiveness of our internal control over financial reporting and to provide a report by our registered independent public accounting firm addressing the effectiveness of our internal control over financial reporting.  If we are unable to continue to assert that our internal controls over financial reporting are effective, if a material weakness is identified in our internal controls over financial reporting, or if we are unable to implement internal controls over financial reporting for our acquisitions, our financial results may be adversely affected and we could lose investor confidence in the reliability of our financial statements.  Accordingly failure to maintain effective controls over financial reporting may have an adverse effect on the market price of our common stock.

Risks relating to ownership of our common stock and the 2024 Notes

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

At December 31, 2019, our directors and executive officers collectively control approximately 9.6% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC, Vanguard Group Inc., Primecap Management Company, BlackRock, Inc. and D.F. Dent & Company, control approximately 52% of our issued and outstanding common shares. In the event that these stockholders each independently decided to vote for or against matters requiring stockholder approval, they could influence such matters in ways that may not align with your specific interests as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership could affect the market price of our shares if there is a sale by this group of stockholders, and could also have the effect of delaying or preventing a change in control of us even if such change of control could be beneficial to you as a stockholder.

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes, could have a material effect on our reported financial results.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes and the previously issued convertible notes with original due dates in 2019 and 2047 (the "2019 Notes" and "2047 Notes," and together with the 2024 Notes, the "Notes") that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the 2024 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2024 Notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 98,000 square feet of office space. In November 2018, we entered into a new lease for approximately 118,000 square feet of office space in Houston, Texas, and we plan to relocate our headquarters to this new location. We also lease a number of smaller regional offices. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 10, 2020 there were 45 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2014, and ending December 31, 2019. The graph is not meant to be an indication of our future performance.

(1)
The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
PRO	$100.00	$83.84	$78.31	$96.25	$114.26	$218.05
S&P 500	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
Russell 2000 Index	$100.00	$94.29	$112.65	$127.46	$111.94	$138.50

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

During 2019, we did not make any purchases of our common stock under this program. As of December 31, 2019, $10.0 million remains available under the stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2019.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Selected consolidated statement of operations data:
Total revenue	$250,334	$197,024	$168,816	$153,276	$168,246
Gross profit	151,217	119,845	100,250	89,923	106,836
Loss from operations	(53,338)	(49,215)	(64,943)	(65,398)	(55,497)
Net loss	(69,081)	(64,246)	(77,926)	(75,225)	(65,811)
Net loss per share:
Basic and diluted	(1.72)	(1.86)	(2.46)	(2.47)	(2.23)
Weighted average number of shares:
Basic and diluted	40,232	34,465	31,627	30,395	29,578
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$306,077	$295,476	$160,505	$118,039	$161,770
Working capital	189,811	71,393	100,031	76,936	124,571
Total assets	513,307	436,967	288,683	227,654	263,211
Long-term obligations	152,177	107,318	233,637	134,327	121,443
Total stockholders’ equity	$164,996	$54,899	$(46,979)	$(3,394)	$55,414

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

PROS provides AI solutions that power commerce in the digital economy by providing fast, frictionless and personalized buying experiences. PROS solutions enable dynamic buying experiences for both B2B and B2C companies across industry verticals. Companies can use our selling, pricing, revenue optimization and eCommerce solutions to assess their market environments in real time to deliver customized prices and offers. Our solutions enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels with personalized experiences regardless of which channel those buyers choose. Our decades of data science and AI expertise are infused into our solutions and are designed to reduce time and complexity through actionable intelligence. We provide standard configurations of our software based on the industries we serve and offer professional services to configure these solutions to meet the specific needs of each customer.

Executive Summary

In 2019, we continued to achieve important milestones in our cloud transformation which began in 2015, while continuing to enable customers to leverage our AI-driven solutions to help them compete in the digital economy. In 2019, our subscription revenue surpassed 50% of total revenue and our total revenue increased by 27% year-over-year. Other notable items for the year included:

•	Subscription revenue increased by 48% in 2019 over 2018, and accounted for 56%, 48% and 36% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively;

•	Recurring revenue, which consists of maintenance and subscription revenue, accounted for 80% of our total revenue and grew by 25% in 2019 over 2018;

•	Annual recurring revenue ("ARR") was $220.4 million on a constant currency basis ($219.8 million on an as reported basis) as of December 31, 2019, up 16% (16% as reported) year-over-year;

•	Completed an offering of $143.8 million aggregate principal amount of 2024 Notes in a private placement; and

•
Retired our outstanding convertible senior notes due in 2019 and our outstanding convertible senior notes due in 2047, in an aggregate principal amount of $143.8 million and $106.3 million, respectively.

ARR is one of our key performance metrics to assess the health and trajectory of our overall business. ARR, a non-GAAP financial measure, is defined, as of a specific date, as contracted recurring revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions, and excluding perpetual and term license agreements recognized as license revenue in accordance with GAAP. ARR should be viewed independently of revenue, deferred revenue and other GAAP measures, and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rate changes. Our constant currency ARR is based on currency rates set at the start of the year and held constant throughout the year, and the same rates are used to measure both 2019 and 2018 ARR. Total ARR on a constant currency basis as of December 31, 2019 was $220.4 million, up from $190.5 million as of December 31, 2018, an increase of 16%. Total ARR on an as reported basis as of December 31, 2019 was $219.8 million, or approximately $0.6 million lower than our constant currency ARR.

Cash provided by operating activities was $5.2 million for the year ended December 31, 2019, as compared to $5.7 million for the year ended December 31, 2018. The decrease was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount partially offset by an increase in sales and related cash collections.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for PROS new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used for the year ended December 31, 2019 was $0.9 million, compared to $0.5 million for the year ended December 31, 2018. The slight increase was primarily attributable to a $0.5 million decrease in net cash provided by operating activities primarily due to higher cash operating expenses driven mainly by an increase in headcount partially offset by an increase in sales and related cash collections. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by (used in) operating activities:

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$5,245	$5,703
Purchase of property and equipment (excluding new headquarters)	(4,626)	(1,475)
Purchase of intangible asset	(50)	(125)
Capitalized internal-use software development costs	(1,436)	(4,613)
Free cash flow	$(867)	$(510)

Financial Performance Summary

Recurring revenue, which is comprised of our subscription and maintenance revenue, accounted for 80% of our total revenue for the year ended December 31, 2019. Total recurring revenue was $199.3 million for the year ended December 31, 2019 as compared to $160.0 million for the year ended December 31, 2018, an increase of approximately $39.4 million, or 25%. This increase in recurring revenue was primarily attributable to a 48% increase in subscription revenue from new and existing customers.

Total revenue for the year ended December 31, 2019, increased approximately $53.3 million to $250.3 million from $197.0 million for the year ended December 31, 2018, representing a 27% increase. This increase in total revenue was primarily attributable to an increase of 48% in subscription revenue.

Total deferred revenue was $142.3 million as of December 31, 2019, as compared to $117.2 million as of December 31, 2018, an increase of $25.1 million, or 21%, primarily due to an increase in our subscription deferred revenue. Recurring deferred revenue, which includes both subscription and maintenance deferred revenue, was $123.9 million and $100.0 million as of December 31, 2019 and 2018, respectively, an increase of 24% year-over-year.

Revenue by Geography
The following geographic information is presented for the years ended December 31, 2019, 2018 and 2017. PROS categorizes geographic revenues based on the location of our customers' headquarters.

	Year Ended December 31,
	2019		2018		2017
	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$85,963	34%	$68,482	35%	$63,097	37%
Europe	73,914	30%	60,947	31%	51,273	30%
The rest of the world	90,457	36%	67,595	34%	54,446	32%
Total revenue	$250,334	100%	$197,024	100%	$168,816	100%

Convertible Debt

In May 2019, the Company issued the 2024 Notes in an aggregate principal amount of $143.8 million. The Company used a portion of the net proceeds of the offering of the 2024 Notes to exchange and retire approximately $122.1 million in aggregate principal of 2.0% convertible senior notes due December 2019 (the "2019 Notes") for an aggregate cash consideration of $76.0 million and approximately 2.2 million shares of the Company's common stock (the "Exchange Transactions"). The Company recorded a $2.3 million loss on debt extinguishment related to the Exchange Transactions. In the fourth quarter, at maturity, the Company settled the remaining principal of the 2019 Notes in cash and distributed approximately 0.3 million shares of its common stock to the notes holders, which represented the conversion value in excess of the principal amount.

In August 2019, the Company issued a notice of redemption to the holders of its outstanding 2.0% convertible senior notes due June 2047 (the "2047 Notes", and together with the 2019 Notes and the 2024 Notes, the "Notes"), and during the third and fourth quarter of 2019, the Company converted the entire aggregate principal of $106.3 million of the 2047 Notes and delivered approximately 2.3 million shares of its common stock upon conversion. The Company recorded a $3.4 million loss on debt extinguishment related to the Redemption. The loss on extinguishment is included in the other (expense) income, net in the the Consolidated Statements of Comprehensive Income (Loss).

Factors Affecting Our Performance

Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. For example, buyers often prefer not to interact with a sales representative as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. In response, we believe that businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however they choose to buy.

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in 2019, we believe our market is large and underpenetrated and therefore we intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies and develop new applications and technologies.

•
Cloud Migrations. Sales of our cloud-based solutions have, and we expect future sales of our cloud-based solutions will continue to result in a decrease in our maintenance and support revenue, as existing customers migrate from our licensed solutions to our cloud solutions.

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

Description of Key Components of our Operating Results

Revenue

We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support services. Recurring revenues accounted for 80% of our total revenue in 2019.

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

Maintenance and support. Maintenance and support revenue includes customer support for our on-premises software and the right to unspecified software updates and enhancements. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided. Our maintenance and support contracts are generally one year in length, billed annually in advance, and non-cancelable.

License. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. License revenue from distinct on-premises licenses is recognized at the point in time when the software is made available to the customer. For customer contracts that contain license and professional services that are not considered distinct, the license and professional services are determined to be a single performance obligation and recognized over time based upon our efforts to satisfy the performance obligation.

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
Cost of Revenue

Cost of subscription. Cost of subscription includes those costs related to supporting our subscription services, primarily employee-related costs, third-party contractors, infrastructure costs to support our current subscription customer base, amortization of capitalized software and an allocation of depreciation, amortization of intangibles, facilities and information technology ("IT") support costs.

Cost of maintenance and support. Cost of maintenance and support consists largely of employee-related costs and an allocation of depreciation, amortization of intangibles, facilities and IT support costs.

Cost of license. Cost of license consists of third-party fees for our licensed software and an allocation of the amortization of intangibles.

Cost of services. Cost of services includes those costs related to professional services and implementation of our solutions, primarily employee-related costs, third-party contractors, billable and non-billable travel, amortization of capitalized software for internal use, and an allocation of depreciation, facilities and IT support costs. Cost of providing professional services may vary from quarter to quarter depending on a number of factors, including the amount of professional services required to implement and configure our solutions.
Operating Expenses

Selling and marketing. Selling and marketing expenses primarily consist of employee-related costs, third-party contractors, sales commissions, sales and marketing programs such as lead generation programs, company awareness programs, our annual Outperform conference, participation in industry trade shows, and other sales and marketing programs, travel, amortization expenses associated with acquired intangible assets and an allocation of depreciation, facilities and IT support costs. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years.

General and administrative. General and administrative expenses primarily consist of employee-related costs for executive, accounting and finance, legal, human resources and internal IT support functions, professional fees, other corporate expenses and an allocation of depreciation, facilities and third-party IT support costs.

Research and development. Research and development expenses primarily consist of employee-related costs and third-party contractors who work on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, and an allocation of depreciation, facilities and IT support costs and other costs.

Results of Operations
Comparison of year ended December 31, 2019 with year ended December 31, 2018
Revenue:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$141,165	56%	$95,192	48%	$45,973	48%
Maintenance and support	58,184	23%	64,760	33%	(6,576)	(10)%
Total subscription, maintenance and support	199,349	80%	159,952	81%	39,397	25%
License	4,162	2%	3,516	2%	646	18%
Services	46,823	19%	33,556	17%	13,267	40%
Total revenue	$250,334	100%	$197,024	100%	$53,310	27%

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers during the year ended December 31, 2019. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of customer maintenance churn and migrating existing maintenance contracts to the cloud during the year ended December 31, 2019. We expect maintenance revenue to continue to decline over time as we migrate existing maintenance customers to our cloud solutions.

License revenue. License revenue increased primarily due to an increase in license revenue with existing customers recognized upon software delivery during the year ended December 31, 2019.

Services revenue. Services revenue increased primarily as a result of performing implementation services for a greater number of customers than in the prior year. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.

Cost of revenue and gross profit.

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$42,090	17%	$35,368	18%	$6,722	19%
Cost of maintenance and support	11,052	4%	11,602	6%	(550)	(5)%
Total cost of subscription, maintenance and support	53,142	21%	46,970	24%	6,172	13%
Cost of license	249	—%	251	—%	(2)	(1)%
Cost of services	45,726	18%	29,958	15%	15,768	53%
Total cost of revenue	$99,117	40%	$77,179	39%	$21,938	28%
Gross profit	$151,217	60%	$119,845	61%	$31,372	26%

Cost of subscription. Cost of subscription increased primarily due to increases in infrastructure costs to support our current subscription customer base, increases in employee-related costs driven by higher headcount and increases in amortization expense associated with our internal-use software. Our subscription gross profit percentage was 70% and 63%, respectively, for the years ended December 31, 2019 and 2018. The increase in gross profit percentage was primarily attributable to a 48% increase in subscription revenue combined with a smaller increase in cost of subscription driven by efficiencies we achieved in our cloud infrastructure.

Cost of maintenance and support. The cost of maintenance and support declined primarily due to a decrease in employee-related costs mainly due to a decrease in contract labor. Maintenance and support gross profit percentages for the years ended December 31, 2019 and 2018, were 81% and 82%, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained consistent year-over-year. License gross profit percentages for the years ended December 31, 2019 and 2018, were 94% and 93%, respectively.

Cost of services. Cost of services increased primarily due to an increase in employee-related costs driven by higher headcount and third party system integrators to support our current customer implementations, related travel expenses, other facility and overhead expenses. Services gross profit percentages for the years ended December 31, 2019 and 2018, were 2% and 11%, respectively. The decrease in services gross profit percentages was primarily attributed to an increase in third party system integrators to support an increased number of customer implementations in 2019 as compared to 2018. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates, our utilization of third party system integrators and the utilization of our professional services personnel.

Gross profit. Overall gross profit increased for the year ended December 31, 2019 principally attributable due to an increase of 27% in total revenue as compared to the same period in 2018 mainly due to an increase in our subscription revenue.

Operating expenses:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$89,553	36%	$72,006	37%	$17,547	24%
General and administrative	47,254	19%	41,302	21%	5,952	14%
Research and development	67,246	27%	55,657	28%	11,589	21%
Acquisition-related	502	—%	95	—%	407	428%
Total operating expenses	$204,555	82%	$169,060	86%	$35,495	21%

Selling and marketing expenses. Sales and marketing expenses increased primarily due to an increase of $13.9 million in employee-related costs driven by higher headcount, as we continue to focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $3.6 million in expenses for sales and marketing events and sales related travel.

General and administrative expenses. General and administrative expenses increased primarily due to a $3.7 million increase in employee-related costs driven by higher headcount and an increase of $3.1 million in professional fees and facility expenses, partially offset by a decrease of $0.8 million related to a bad debt recovery in 2019.

Research and development expenses. Research and development expenses increased primarily due to a $9.3 million increase in employee-related costs driven by higher headcount, and a $2.3 million increase in facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were $0.5 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, and consisted primarily of integration costs, professional fees and retention bonuses for our acquisition of Travelaer in 2019 and PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.) ("Vayant") in 2018.

Other (expense) income, net:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(14,765)	(6)%	$(16,986)	(9)%	$2,221	(13)%
Other (expense) income, net	$(354)	—%	$2,155	1%	$(2,509)	(116)%

Convertible debt interest and amortization. Convertible debt interest and amortization expense for each of the years ended December 31, 2019 and 2018 related to coupon interest and amortization of debt discount and issuance costs attributable to our

Notes. Convertible debt interest and amortization decreased primarily as a result of our settlement of the 2019 Notes and 2047 Notes during the period.

Other (expense) income, net. The decrease in other (expense) income, net for the year ended December 31, 2019, primarily related to a $5.7 million loss on debt extinguishment related to our 2019 Notes and 2047 Notes recognized in 2019. This decrease was partially offset by an increase in interest income and the impact of movements in foreign currency exchange rates during the period.

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	Variance $	Variance %
Effective tax rate	(1)%	—%	n/a	(1)%
Income tax provision	$624	$200	$424	212%

Our tax provision for the year ended December 31, 2019 included both foreign income and withholding taxes, and state taxes not based on pre-tax income. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2019 and 2018 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2019 and 2018 only included foreign income and withholding taxes, and state taxes not based on pre-tax income, resulting in an effective tax rate of (0.9)% and (0.3)%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for the years ended December 31, 2019 and 2018 was primarily due to the increase in our valuation allowance of $12.4 million and $20.4 million, respectively.

As of December 31, 2019 and 2018, we had a valuation allowance on our net deferred tax assets of $106.5 million and $94.2 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss.

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

Subscription revenue. Subscription revenue increased primarily due to an increase in the number of subscriptions purchased by new and existing customers. The increase in subscription revenue also included an increase of $6.2 million from our acquisition of Vayant for the year ended December 31, 2018, as compared to the same period in 2017. We continued to invest in customer programs and initiatives which helped keep our customer attrition rate fairly consistent as compared to the prior year. Our ability to maintain consistent customer attrition rates will play a role in our ability to continue to grow our subscription revenue.

Maintenance and support. The decrease in maintenance and support revenue was principally a result of customer maintenance churn and converting existing maintenance contracts to the cloud during the year ended December 31, 2018. The decrease in 2018 was also impacted by the timing of certain cash collections from maintenance contracts that we only recognized on a cash basis during the same period in 2017. We expect maintenance revenue to continue to decline over time as we sell fewer licenses and related maintenance and support, sell more subscription services and migrate existing maintenance customers to our cloud solutions.

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

Cost of revenue and gross profit:

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

Cost of maintenance and support. The cost of maintenance and support declined primarily due to a decrease in employee-related costs attributed to increased efficiencies. Maintenance and support gross profit percentages for the years ended December 31, 2018 and 2017, were 82% and 83%, respectively.

Cost of license. Cost of license consists of third-party fees for licensed software and remained relatively consistent year-over-year. License gross profit percentages for the years ended December 31, 2018 and 2017, were 93% and 95%, respectively.

Cost of services. The increase in cost of services was primarily attributable to a $1.5 million increase in employee-related costs driven by higher headcount to staff our customer implementation engagements, partially offset by a $0.3 million decrease in travel, facility, IT-related and other costs. Services gross profit percentages for the years ended December 31, 2018 and 2017, were 11% and 14%, respectively.

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

Selling and marketing expenses. The increase was primarily attributable to a $3.1 million increase in employee-related costs driven by higher headcount. In addition, there was an increase of $0.8 million in non employee-related costs, which included

$0.9 million intangible amortization related to our acquisition of Vayant and an increase of $0.6 million for sales and marketing events, partially offset by a decrease of $0.7 million in travel expenses.

General and administrative expenses. The increase in general and administrative expenses was primarily attributable to a $0.5 million increase associated with the acquisition of Vayant, a $0.3 million increase in employee-related costs and a $0.2 million increase in bad debt expense.

Research and development expenses. The decrease in research and development expenses was mainly attributable to an increase in capitalized internal-use software cost of $2.1 million and a decrease of share-based compensation cost of $0.7 million. The decrease was partially offset by an increase of $2.0 million in employee-related costs primarily due to higher headcount associated with the Vayant acquisition and a $0.4 million increase in facility and other non-personnel cost.

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

Other income, net. The increase in other income, net during the year ended December 31, 2018, was primarily due to an increase in interest income partially offset by foreign currency exchange rate fluctuations during the period.

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
Liquidity and Capital Resources

At December 31, 2019, we had $306.1 million of cash and cash equivalents and $189.8 million of working capital as compared to $295.5 million of cash and cash equivalents and $71.4 million of working capital at December 31, 2018.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. We issued the 2024 Notes in May 2019 and completed our Secondary Offering in August 2018 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$5,245	$5,703	$(25,313)
Net cash used in investing activities	(17,560)	(6,258)	(22,346)
Net cash provided by financing activities	22,991	135,352	90,654
Cash and cash equivalents (beginning of period)	295,476	160,505	118,039
Cash and cash equivalents (end of period)	$306,077	$295,476	$160,505

Operating Activities

Cash provided by operating activities in 2019 was $5.2 million and declined slightly as compared to $5.7 million in 2018. The decrease was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and partially offset by an increase in sales and related cash collections.

Cash provided by operating activities in 2018 was $5.7 million. The $31.0 million increase as compared to 2017 was primarily attributable to a $13.1 million increase in cash coming from working capital changes and a $13.7 million improvement in our operating results. The working capital changes were primarily attributable to higher recurring deferred revenue driven by our sales of subscription services.

Investing Activities

Cash used in investing activities for 2019 was $17.6 million, which was primarily related to our acquisition of Travelaer. In addition, we incurred capitalized internal-use software development costs on our subscription service solutions of $1.4 million, capital expenditures of $5.3 million, investment in equity securities of $0.3 million and intangible (non-acquisition) asset of $0.1 million.

Cash used in investing activities for 2018 was $6.3 million, which was primarily related to cash outflow related to capitalized internal-use software development costs on our subscription service solutions of $4.6 million, capital expenditures of $1.5 million and intangible (non-acquisition) asset of $0.1 million.

Financing Activities

Cash provided by financing activities for 2019 was $23.0 million, which was attributable to the proceeds of $140.2 million from the issuance of our 2024 Notes, proceeds from the bond hedge termination of $64.8 million and proceeds from the exercise of employee stock plans of $2.0 million, which was partially offset by the settlement of our 2019 and 2047 Notes of $97.7 million, termination of warrant of $45.2 million, a payment of $23.8 million for tax withholdings on vesting of employee share-based awards and a $0.9 million payment for debt issuance costs related to the 2024 Notes.

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

Stock Repurchases

In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased under the program during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our principal commitments as of December 31, 2019 consist of obligations under operating leases and various service agreements. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$150,163	$1,438	$2,875	$145,850	$—
Operating leases	67,281	6,965	16,947	9,310	34,059
Purchase and contractual commitments	65,968	26,195	39,210	563	—
Total contractual obligations	$283,412	$34,598	$59,032	$155,723	$34,059

Notes

As of December 31, 2019, our outstanding Notes consist of the 2024 Notes. Interest on the 2024 Notes is payable semi-annually, in arrears on May 15 and November 15 of each year. At December 31, 2019, our maximum commitment for interest payments under the 2024 Notes was $6.4 million for their remaining duration.

Covenants

Our Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our Revolver contains certain financial covenants which become effective in the event our liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2019, we were in compliance with all financial covenants in the Revolver.
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

Revenue Recognition

We derive our revenues primarily from subscription services, professional services, perpetual licensing of our software products and associated software maintenance and support services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the customer contract(s);

•	Determination of the transaction price;

•	Allocation of the transaction price to each performance obligation in the customer contract(s); and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

Subscription services revenue

Subscription services primarily include customer access to one or more of our cloud applications and associated customer support. Subscription services revenue is generally recognized ratably over the contractual subscription term, beginning on the date that our subscription service is made available to the customer. Our subscription contracts do not provide customers with the right to take possession of the software supporting the service and, as a result, are accounted for as service contracts. Our subscription contracts are generally two to five years in length, billed annually in advance, and non-cancelable.

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support for on-premises licenses and the right to unspecified software updates and enhancements. We recognize revenue from maintenance and support arrangements ratably over the period in which the services are provided. Our maintenance and support contracts are generally one to three years in length, billed annually in advance, and non-cancelable.

License revenue

Licenses to on-premises software provide the customer with a right to use, in the customer's environment, our software as it exists when made available to the customer. License revenue from customer contracts with distinct on-premises licenses is recognized at the point in time when the software is made available to the customer. For customer contracts that contain license and professional services that are not considered distinct, both the license and professional services are determined to be a single performance obligation and the revenue is recognized over time based upon our efforts to satisfy the performance obligation.

Professional services revenue

Professional services revenue primarily consists of fees for deployment and configuration services, as well as training services. Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed fee contracts. The majority of our professional services contracts are on a fixed fee basis. Training revenue is recognized as the services are rendered.

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

Deferred Costs

Sales commissions earned by our sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years. We determined the period of benefit by taking into consideration our customer contracts, expected renewals of those customer contracts (as we currently do not pay an incremental sales commission), our technology and other factors. We also defer amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired.

Deferred Implementation Costs

We capitalize certain contract fulfillment costs, including employee-related and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in our customer contracts. We analyze implementation costs and capitalize those costs that are directly related to customer contracts that are expected to be recoverable and enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences.

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

Noncash Share-Based Compensation

We have two noncash share-based compensation plans, the 2007 equity incentive plan and the 2017 equity incentive plan which authorize the discretionary granting of various types of stock awards to key employees, officers, directors and consultants. Our 2007 equity incentive plan expired in March 2017, and in May 2017, we adopted our 2017 equity incentive plan which serves as the successor to our 2007 equity incentive plan. Under the 2017 equity incentive plan, we may provide noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards, such as market stock units ("MSUs"). To date, we have granted stock options, SARs, RSUs and MSUs.

Noncash share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The fair value of the RSUs (time and performance-based) is based on the closing price of our stock on the date of grant. The fair value and the derived service period of the market-based RSUs is estimated on the date of grant using a Monte Carlo simulation model. The model requires the use of a number of assumptions including the expected volatility of our stock, our risk-

free interest rate and expected dividends. Our expected volatility at the date of grant is based on our historical volatility over the performance period.

We estimate the fair value of the stock options and SARs using the Black-Scholes option pricing model, which requires us to use significant judgment to make estimates regarding the expected life of the award, volatility of our stock price, the risk-free interest rate and the dividend yield of our stock over the life of the award. The expected life of the award is a historical weighted average of the expected lives of similar securities of comparable public companies. We estimate volatility using our historical volatility. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our expectation of paying no dividends.

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

MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over the three-year periods ending February 28, 2019, February 28, 2020, October 9, 2020 and December 31, 2020 ("Performance Period"), respectively. The MSUs vested on March 1, 2019 and are scheduled to vest on March 1, 2020, October 9, 2020 and January10, 2021, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.

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

At December 31, 2019, we had $43.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.5 years.
Accounting for Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2019, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), R&E tax credit carryforwards and net operating losses.

We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine that it is more likely than not that our net deferred tax assets will not be realized. During 2019, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2019.

We account for uncertain income tax positions recognized in our financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification ("ASC"), issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in their tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please see Note 15 to the Consolidated Financial Statements for more information.
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

We assess goodwill for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of our reporting unit has been reduced below its carrying value. When conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of our reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for our reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to compare the fair value of our reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit.
Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2019, would have resulted in a $0.8 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2019 by approximately $1.1 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2019, we had no borrowings under the Revolver.

As of December 31, 2019, we had an outstanding principal amount of $143.8 million of 2024 Notes, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the 2024 Notes may change when the market price of our stock fluctuates.

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

Changes in Internal Control over Financial Reporting

In August 2019, we acquired Travelaer. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded Travelaer from its evaluation of these matters. Travelaer represented approximately 0.4% of our consolidated total assets as of December 31, 2019 and approximately 0.2% of our consolidated revenues for the year ended December 31, 2019.

We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of our adoption of Topic 842 on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 842.

Other than the changes described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our proxy statement in connection with our 2020 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement in connection with our 2020 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement in connection with our 2020 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this item is incorporated by reference from our proxy statement in connection with our 2020 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our proxy statement in connection with our 2020 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

(a)(3) Exhibits

Exhibits are as set forth below in the Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois, and are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

PROS Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition - Identifying distinct performance obligations within customer contracts
As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2019, the Company recognized revenue of $250.3 million from customer contracts. A portion of these customer contracts contain multiple performance obligations. Significant judgment is required by management in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue for that separate performance obligation is recognized when, or as, the Company satisfies the performance obligation. If obligations are not determined to be distinct, those obligations are accounted for as a single, combined performance obligation.
The principal considerations for our determination that performing procedures relating to identifying distinct performance obligations within customer contracts is a critical audit matter are there was a significant amount of judgment by management in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. This in turn led to significant auditor judgment and effort in performing procedures to evaluate whether the distinct performance obligations within a single customer contract were appropriately identified by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations. These procedures also included, among others, examining customer contracts on a test basis to identify whether the performance obligations were capable of being distinct and were separately identifiable, and evaluating management’s conclusions through tests of underlying information.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 19, 2020
We have served as the Company’s auditor since 2002.

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$306,077	$295,476
Trade and other receivables, net of allowance of $214 and $978, respectively	65,074	41,822
Deferred costs, current	5,756	4,089
Prepaid and other current assets	9,038	4,756
Total current assets	385,945	346,143
Property and equipment, net	14,794	14,676
Operating lease right-of-use assets	26,550	—
Deferred costs, noncurrent	15,478	13,373
Intangibles, net	14,605	19,354
Goodwill	49,104	38,231
Other assets, noncurrent	6,831	5,190
Total assets	$513,307	$436,967
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$9,098	$6,934
Accrued liabilities	22,748	9,506
Accrued payroll and other employee benefits	32,656	22,519
Operating lease liabilities, current	7,173	—
Deferred revenue, current	124,459	99,262
Current portion of convertible debt, net	—	136,529
Total current liabilities	196,134	274,750
Deferred revenue, noncurrent	17,801	17,903
Convertible debt, net, noncurrent	110,704	88,661
Operating lease liabilities, noncurrent	22,391	—
Other liabilities, noncurrent	1,281	754
Total liabilities	348,311	382,068
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 47,310,846 and 41,573,491 shares issued, respectively; 42,630,123 and 37,155,906 shares outstanding, respectively	47	42
Additional paid-in capital	560,496	364,877
Treasury stock, 4,680,723 and 4,417,585 common shares, at cost, respectively	(29,847)	(13,938)
Accumulated deficit	(361,789)	(292,708)
Accumulated other comprehensive loss	(3,911)	(3,374)
Total stockholders’ equity	164,996	54,899
Total liabilities and stockholders’ equity	$513,307	$436,967
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	$141,165	$95,192	$60,539
Maintenance and support	58,184	64,760	69,408
Total subscription, maintenance and support	199,349	159,952	129,947
License	4,162	3,516	5,562
Services	46,823	33,556	33,307
Total revenue	250,334	197,024	168,816
Cost of revenue:
Subscription	42,090	35,368	27,858
Maintenance and support	11,052	11,602	11,693
Total cost of subscription, maintenance and support	53,142	46,970	39,551
License	249	251	282
Services	45,726	29,958	28,733
Total cost of revenue	99,117	77,179	68,566
Gross profit	151,217	119,845	100,250
Operating expenses:
Selling and marketing	89,553	72,006	68,116
General and administrative	47,254	41,302	40,336
Research and development	67,246	55,657	56,021
Acquisition-related	502	95	720
Loss from operations	(53,338)	(49,215)	(64,943)
Convertible debt interest and amortization	(14,765)	(16,986)	(13,218)
Other (expense) income, net	(354)	2,155	384
Loss before income tax provision	(68,457)	(64,046)	(77,777)
Income tax provision	624	200	149
Net loss	(69,081)	(64,246)	(77,926)
Net loss per share:
Basic and diluted	(1.72)	(1.86)	(2.46)
Weighted average number of shares:
Basic and diluted	40,232	34,465	31,627

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(537)	(558)	2,107
Unrealized gain on short-term investments	—	—	(13)
Other comprehensive loss, net of tax	(537)	(558)	2,094
Comprehensive (loss) income	$(69,618)	$(64,804)	$(75,832)
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(69,081)	$(64,246)	$(77,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,870	13,055	10,531
Amortization of debt discount and issuance costs	11,115	12,027	9,264
Share-based compensation	24,680	21,453	22,796
Deferred income tax, net	(119)	(463)	(520)
Provision for doubtful accounts	(754)	212	—
Loss on disposal of assets	—	37	59
Loss on debt extinguishment	5,660	—	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(22,273)	(9,550)	2,022
Deferred costs	(3,772)	(4,086)	—
Prepaid expenses and other assets	(5,044)	87	(3,715)
Accounts payable and other liabilities	2,489	3,931	700
Accrued liabilities	15,455	2,764	(1,055)
Accrued payroll and other employee benefits	7,937	5,830	(2,344)
Deferred revenue	25,082	24,652	14,875
Net cash provided by (used in) operating activities	5,245	5,703	(25,313)
Investing activities:
Purchase of property and equipment	(5,271)	(1,475)	(1,286)
Purchase of equity securities	(293)	(45)	—
Acquisition of Travelaer, net of cash acquired	(10,510)	—	—
Acquisition of Vayant, net of cash acquired	—	—	(34,130)
Capitalized internal-use software development costs	(1,436)	(4,613)	(2,797)
Purchase of intangible asset	(50)	(125)	(125)
Proceeds from maturities of short-term investments	—	—	15,992
Net cash used in investing activities	(17,560)	(6,258)	(22,346)
Financing activities:
Exercise of stock options	—	1,142	6,331
Proceeds from employee stock plans	1,995	1,720	1,535
Tax withholding related to net share settlement of stock awards	(23,753)	(9,410)	(7,375)
Proceeds from Secondary Offering, net	—	141,954	—
Payments of Notes payable	—	(54)	(209)
Proceeds from issuance of convertible debt, net	140,156	—	93,500
Debt issuance costs related to convertible debt	(860)	—	(2,978)
Purchase of Capped Call	(16,445)	—	—
Settlement of convertible debt	(97,678)	—	—
Proceeds from termination of Note Hedges	64,819	—	—
Payment for termination of Warrants	(45,243)	—	—
Debt issuance costs related to Revolver	—	—	(150)
Net cash provided by financing activities	22,991	135,352	90,654

PROS Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

Effect of foreign currency rates on cash	(75)	174	(529)
Net change in cash and cash equivalents	10,601	134,971	42,466
Cash and cash equivalents:
Beginning of period	295,476	160,505	118,039
End of period	$306,077	$295,476	$160,505

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$(308)	$(262)	$(271)
Interest	$(3,499)	$(5,252)	$(4,013)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$891	$247	$38
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	30,583,651	$35	$175,678	4,417,585	$(13,938)	$(160,259)	$(4,910)	$(3,394)
Exercise of stock options	651,607	1	6,330	—	—	—	—	6,331
Stock awards net settlement	611,708	—	(7,375)	—	—	—	—	(7,375)
Proceeds from employee stock plans	92,209	—	1,535	—	—	—	—	1,535
Equity component of the convertible debt issuance, net	—	—	8,846	—	—	—	—	8,846
Noncash share-based compensation	—	—	22,910	—	—	—	—	22,910
Other comprehensive loss	—	—	—	—	—	—	2,094	2,094
Net loss	—	—	—	—	—	(77,926)	—	(77,926)
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
Exercise of stock options	161,997	1	1,141	—	—	—	—	1,142
Stock awards net settlement	609,188	1	(9,411)	—	—	—	—	(9,410)
Proceeds from employee stock plans	75,546	—	1,720	—	—	—	—	1,720
Proceeds from Secondary Offering, net	4,370,000	4	141,950	—	—	—	—	141,954
Noncash share-based compensation	—	—	21,553	—	—	—	—	21,553
Cumulative effect of adoption of section 606	—	—	—	—	—	9,723	—	9,723
Other comprehensive loss	—	—	—	—	—	—	(558)	(558)
Net loss	—	—	—	—	—	(64,246)	—	(64,246)
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	958,264	1	(23,754)	—	—	—	—	(23,753)
Proceeds from employee stock plans	75,304	—	1,995	—	—	—	—	1,995
Settlement of convertible debt	4,703,787	4	140,845	—	—	—	—	140,849
Exercise of Note Hedges	(263,138)	—	15,911	263,138	(15,909)	—	—	2
Termination of Note Hedges	—	—	64,819	—	—	—	—	64,819
Termination of Warrants	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of Capped Call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	24,608	—	—	—	—	24,608
Other comprehensive loss	—	—	—	—	—	—	(537)	(537)
Net loss	—	—	—	—	—	(69,081)	—	(69,081)
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
The accompanying notes are an integral part of these consolidated financial statements.

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides artificial intelligence ("AI") solutions that power commerce in the digital economy by providing fast, frictionless and personalized buying experiences. PROS solutions enable dynamic buying experiences for both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use the Company's selling, pricing, revenue optimization and eCommerce solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable buyers to move fluidly across its customers’ direct sales, online, mobile and partner channels with personalized experiences regardless of which channel those buyers choose. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence. The Company provides standard configurations of its software based on the industries it serves and offers professional services to configure these solutions to meet the specific needs of each customer.
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

Use of Estimates

The preparation of these Consolidated Financial Statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses during the reporting period. The complexity and judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, the determination of the period of benefit for deferred commissions, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation and amortization, fair value of assets acquired and liabilities assumed for business combinations, income taxes and deferred tax asset valuation, valuation of stock options, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid third-party software subscription and license fees, deferred project costs and prepaid income taxes.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and noncurrent operating lease liabilities in the Company's Consolidated Balance Sheet.

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

Deferred Implementation Costs

The Company capitalizes certain contract fulfillment costs, including employee-related and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts that are expected to be recoverable and enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Income (Loss).

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the year ended December 31, 2019, 2018 and 2017.

Intangible Assets and Goodwill

Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of the intangible assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of the intangible assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2019, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.

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

Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2019 and 2018. For additional information on the Company’s fair value measurements, see Note 10 to the Consolidated Financial Statements.

Convertible Senior Notes

In accounting for the issuance of the Notes, the Company separates each of the Notes into liability and equity components. The carrying amounts of the liability components are calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option are determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the Company allocates the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components are netted against the respective equity components in additional paid-in capital.

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

Treasury Stock

The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 12 to the Consolidated Financial Statements. There were no treasury stock repurchases under the program for the years ended December 31, 2019, 2018 and 2017.

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

Maintenance and support revenue

Maintenance and support revenue includes post-implementation customer support for on-premises licenses and the right to unspecified software updates and enhancements. The Company recognizes revenue from maintenance and support arrangements ratably over the period in which the services are provided. The Company's maintenance and support contracts are generally one to three years in length, billed annually in advance, and non-cancelable.

License revenue

Licenses to on-premises software provide the customer with a right to use, in the customer's environment, the Company's software as it exists when made available to the customer. License revenue from customer contracts with distinct on-premises licenses is recognized at the point in time when the software is made available to the customer. For customer contracts that contain license and professional services that are not considered distinct, both the license and professional services are determined to be a single performance obligation and the revenue is recognized over time based upon the Company's efforts to satisfy the performance obligation.

Professional services revenue

Professional services revenue primarily consists of fees for deployment and configuration services, as well as training services. Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed fee contracts. The majority of the Company's professional services contracts are on a fixed fee basis. Training revenue is recognized as the services are rendered.

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

Disaggregation of revenue

The Company categorizes revenue from external customers by geographic area based on the location of the customer's headquarters. For additional information regarding the Company's revenue by geography, see Note 19 to the Consolidated Financial Statements.

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
To date, the Company has granted stock options, SARs, RSUs, time, performance and market-based, and MSUs. The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of SARs and MSUs or upon vesting of RSUs.
The following table presents the number of awards outstanding for each award type as of December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
Award type	2019	2018
Restricted stock units (time-based)	1,893	1,969
Restricted stock units (performance-based)	114	—
Restricted stock units (market-based)	—	215
Stock appreciation rights	65	287
Market stock units	267	419

Stock options. The Company did not grant stock options during 2019 and 2018. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

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

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending February 28, 2019, February 28, 2020, October 9, 2020 and December 31, 2020 ("Performance Period"), respectively. The MSUs vested on March 1, 2019, and will vest on March 1, 2020, October 9, 2020 and January 10, 2021, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.
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
At December 31, 2019, there were an estimated $43.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 14 to the Consolidated Financial Statements.

Product Warranties

For software-as-a-service application subscriptions, the Company generally issues a product warranty for the subscription term, depending on the contract. For on-premises software licenses, the Company generally issues a product warranty for 90 days following the first use of the software in a production environment, depending on the contract. In the Company’s experience, warranty costs have been insignificant.

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
The Company accounts for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company recognized accrued interest and penalties related to income taxes as a component of income tax expense. For additional information regarding the Company’s income taxes, see Note 15 to the Consolidated Financial Statements.

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

The Company elected the package of practical expedients permitted under the transition guidance within the new Topic 842 standard for all asset classes, which among other things, allowed the Company to carryforward the historical lease classification. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet and instead would recognize those lease payments on a straight-line basis over the lease term in the Consolidated Statement of Comprehensive Income (Loss).

The adoption of the standard had a material impact on the Company’s Consolidated Balance Sheet as a result of the increase of $26.9 million in assets and liabilities from recognition of ROU assets and lease liabilities. The standard did not have a material impact on the Company's Consolidated Statement of Comprehensive Income (Loss).

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("Subtopic 350-40"). The amendment aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019; early adoption is permitted. The Company early adopted Subtopic 350-40 prospectively effective January 1, 2019 and there was no impact on the Company's Consolidated Financial Statements as of the adoption date. During the year ended December 31, 2019, the Company capitalized implementation cost in result of adoption of the standard which affected the prepaid and other current assets and other assets, noncurrent line items in the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("Topic 350"), which eliminates step two from the goodwill impairment test. Under the amendments in this standard, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual reporting periods beginning after December 15, 2019; earlier adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company early adopted Topic 350 effective October 1, 2019 and there was no impact on its Consolidated Financial Statements in result of the standard adoption.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, " Revenue from Contracts with Customers (Topic 606) " ("Topic 606"). Topic 606 replaces the prior revenue recognition requirements in ASC 605, "Revenue Recognition" ("Topic 605" or "Prior Guidance") with a comprehensive revenue measurement and recognition standard, and expanded disclosure requirements. The new standard also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 took effect in the first quarter of 2018, including interim periods within that reporting period. The Company adopted Topic 606 and applied Topic 606 to those contracts which were not complete as of January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under the Prior Guidance. See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in form 10-K for the year ended December 31, 2018, regarding the impact of Topic 606 adoption on the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. While the Company is continuing to assess the potential impacts of Topic 326, it does not expect the new standard to have a material effect on its Consolidated Financial Statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2019, that are of significance or potential significance to the Company.
3. Business Combination

Travelaer

On August 14, 2019, the Company acquired Travelaer SAS ("Travelaer"), a privately held company based near Nice, France, for a total cash consideration, net of cash acquired, of approximately $10.5 million. Travelaer is a digital innovator for the travel industry with a focus on improving the customer experience across all phases of travel, and brings an internet booking engine and NDC platform to the Company's portfolio. The Company has included the financial results of Travelaer in the Consolidated Financial Statements from the date of the acquisition, which have not been material to date. The transaction cost associated with the acquisition was $0.5 million for the year ended December 31, 2019.

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

Vayant

On August 3, 2017, the Company acquired 100% of the issued and outstanding stock of Vayant , a privately held company based in Sofia, Bulgaria, for total cash consideration, net of cash acquired, of approximately $34.1 million. Vayant is a cloud software company that provides advanced shopping, merchandising and inspirational travel solutions.

Since the acquisition date, the Company included $3.3 million of revenue and $1.8 million of net loss related to Vayant in its Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, the Company incurred acquisition-related costs of $0.1 million and $0.7 million, respectively, primarily related to advisory and legal fees, accounting and professional fees, and retention of key employees.

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

Year Ended December 31,
(in thousands, except earnings per share)	2017
Total revenue	$173,866
Net loss	(81,476)
Earnings per share - basic and diluted	$(2.58)

4. Trade and Other Receivables, Net

Accounts receivable at December 31, 2019 and 2018, consists of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$59,606	$38,876
Unbilled receivables and contract assets	5,682	3,924
Total receivables	65,288	42,800
Less: Allowance for doubtful accounts	(214)	(978)
Trade and other receivables, net	$65,074	$41,822

The bad debt expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, totaled approximately $(0.6) million, $0.2 million and zero, respectively.
5. Deferred Costs

Deferred costs, which primarily consist of deferred sales commissions, were $21.2 million and $17.5 million as of December 31, 2019 and December 31, 2018, respectively. Amortization expense for the deferred costs was $4.8 million and $3.0 million for the year ended December 31, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Deferred Implementation Costs

Deferred implementation costs, which related to certain customer contract fulfillment costs, were $4.4 million and $3.9 million as of December 31, 2019 and December 31, 2018, respectively. Amortization expense for the deferred implementation costs was $1.4 million and $0.6 million for the year ended December 31, 2019 and 2018, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Income (Loss). There was no impairment loss in relation to the costs capitalized for the periods presented.
7. Property and Equipment, Net
Property and equipment, net as of December 31, 2019 and 2018 consists of the following:

		December 31,
	Estimated useful life	2019	2018
Furniture and fixtures	5-10 years	$3,227	$3,208
Computers and equipment	3-5 years	15,388	19,644
Software	3-6 years	7,302	5,432
Capitalized internal-use software development costs	3 years	10,194	8,775
Leasehold improvements	Shorter of lease term or useful life	5,591	5,587
Construction in progress		794	20
Property and equipment, gross		42,496	42,666
Less: Accumulated depreciation and amortization		(27,702)	(27,990)
Property and equipment, net		$14,794	$14,676

Depreciation and amortization was approximately $7.1 million, $5.5 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company disposed of approximately $7.4 million, $0.5 million and $1.8 million, respectively, of fully depreciated assets. During the year ended December 31, 2019, the Company recognized no loss on disposal of assets and during the years ended 2018 and 2017, the Company recognized immaterial amounts of loss on disposal of certain non-fully depreciated assets, respectively. As of December 31, 2019 and 2018, the Company had approximately $12.2 million and $14.0 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2019 and 2018, the Company capitalized internal-use software development costs of approximately $1.4 million and $4.7 million, respectively, related to its subscription solutions. As of December 31, 2019 and 2018, $9.6 million and $2.8 million, respectively, of capitalized internal-use software development costs were subject to amortization and $4.1 million and $1.1 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2019 and 2018.
No impairment was recorded for the years ended December 31, 2019, 2018 and 2017.

8. Leases

The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 14 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year. The Company includes options in the lease terms when it is reasonably certain that the Company will exercise that option.

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

As of December 31, 2019, the Company did not have any finance leases.

The components of operating lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$10,109
Variable lease cost	1,810
Sublease income	(332)
Total lease cost	$11,587

Supplemental information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$5,883

December 31, 2019
Weighted average remaining lease term:
Operating leases	7.1 years
Weighted average discount rate:
Operating leases	7.26%

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2020	$6,965
2021	8,745
2022	8,202
2023	4,630
2024	4,680
2025 and thereafter	34,059
Total operating lease payments	67,281
Less: Imputed interest	(23,510)
Less: Anticipated lease incentive	(14,207)
Total operating lease liabilities	$29,564

As of December 31, 2019, the Company has additional operating leases of approximately $1.5 million that have not yet commenced, as the lessor has not made the underlying assets available for use by the Company. These operating leases will commence in fiscal year 2020 with lease terms of 5 years to 14 years.

Operating lease expense was $4.3 million and $3.9 million for the years ended December 31, 2018 and 2017, respectively, under Topic 840, the predecessor of Topic 842.

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840 were as follows:

Year Ending December 31,	Amount
2019	$4,164
2020	1,649
2021	5,115
2022	6,181
2023	5,679
2024 and thereafter	57,365
Total minimum lease payments	$80,153

9. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, was as follows (in thousands):

Balance as of December 31, 2017	$38,458
Purchase accounting adjustments	252
Foreign currency translation adjustments	(479)
Balance as of December 31, 2018	38,231
Goodwill acquired	11,077
Foreign currency translation adjustments	(204)
Balance as of December 31, 2019	$49,104

The goodwill balance related to PROS France and Travelaer is denominated in Euro and the goodwill balance related to Vayant is denominated in the U.S. dollar.

Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2019
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$26,839	$17,653	$9,186
Maintenance relationships	8	3,451	2,790	661
Customer relationships	6	12,439	8,478	3,961
Acquired technology	2	1,925	1,128	797
Total		$44,654	$30,049	$14,605
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, decreased total intangible assets by approximately $0.1 million as of December 31, 2019.

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

Intangible asset amortization expense for the years ended December 31, 2019, 2018 and 2017 was $6.8 million, $7.6 million and $5.2 million, respectively. As of December 31, 2019, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2020	$6,272
2021	3,372
2022	2,179
2023	1,545
2024	970
2025 and thereafter	267
Total amortization expense	$14,605

10. Fair Value Measurements

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

At December 31, 2019 and 2018, the Company had approximately $273.1 million and $268.6 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 16 for further detail regarding the Notes.

As of December 31, 2019 and 2018, the Company had $2.3 million and $2.0 million, respectively, of equity securities in privately held companies. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2019 and 2018, the Company determined there were no other-than-temporary impairments on its equity investments.
11. Deferred Revenue and Performance Obligations

Deferred Revenue

For the year ended December 31, 2019 and 2018, the Company recognized approximately $96.4 million and $74.6 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

Performance Obligations

As of December 31, 2019, the Company expects to recognize approximately $403.7 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $188.3 million of these performance obligations over the next 12 months, with the balance recognized thereafter.
12. Stockholders’ equity

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

The Company did not repurchase any shares under this plan for the years ended December 31, 2019 and 2018. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2019.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(69,081)	$(64,246)	$(77,926)
Denominator:
Weighted average shares (basic)	40,232	34,465	31,627
Dilutive effect of stock options, restricted stock units and stock appreciation rights	—	—	—
Weighted average shares (diluted)	40,232	34,465	31,627
Basic earnings per share	$(1.72)	$(1.86)	$(2.46)
Diluted earnings per share	$(1.72)	$(1.86)	$(2.46)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.1 million, 2.1 million and 2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 2.2 million for the year ended December 31, 2019.
14. Noncash Share-Based Compensation

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

2007 Stock Plan. The Company’s 2007 Stock Plan expired in March 2017 for purposes of granting future equity awards. As of December 31, 2019, the Company had outstanding equity awards to acquire 726,451 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of zero stock options, 551,351 RSUs, 65,000 SARs and 110,100 MSUs.

2017 Stock Plan. The Company’s 2017 Stock Plan provides for the issuance of awards to employees, officers, directors and certain other individuals providing services to the Company are eligible to receive awards. The 2017 Stock Plan reserved an aggregate amount of 4,550,000 shares for issuance. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) RSUs (time, performance and market-based); (iii) stock options; (iv) SARs; (v) phantom stock; and (vi) performance awards, such as MSUs.

As of December 31, 2019, the Company had outstanding equity awards to acquire 1,612,026 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 1,455,458 RSUs and 156,568 MSUs. As of December 31, 2019, 2,466,273 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2019, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income (Loss). The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	For the Year Ended December 31,
	2019	2018	2017
Share-based compensation:
Cost of revenue	$2,025	$1,721	$1,971
Operating expenses:
Selling and marketing	5,995	4,396	4,348
General and administrative	11,451	10,717	11,163
Research and development	5,209	4,619	5,314
Total included in operating expenses	22,655	19,732	20,825
Total share-based compensation expense	$24,680	$21,453	$22,796

At December 31, 2019, there was an estimated $43.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

Stock Options

For the years ended December 31, 2019 and 2018, respectively, the Company did not grant any stock options and had no stock options outstanding. The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was zero, $2.5 million and $7.2 million, respectively.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four-year period from the grant date.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2019, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2018	1,969	$21.77
Granted	816	35.38
Vested	(790)	21.01
Forfeited	(102)	23.98
Unvested at December 31, 2019	1,893	$27.83	2.02	$113,422
Expected to vest at December 31, 2019	1,775	$27.57	1.98	$106,340
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2019 of $59.92.

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $35.38, $27.61 and $21.63, respectively.

RSUs (performance-based)

During 2019, under the 2017 Stock Plan, the Company granted 113,919 performance-based RSUs ("PRSUs") to certain executive employees. These PRSUs vest on January 15, 2022 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted.

The following table summarizes the Company's unvested PRSUs as of December 31, 2019, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2018	—	$—
Granted	114	33.05
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	114	$33.05	2.04	$6,826
Expected to vest at December 31, 2019	228	$33.05	2.04	$13,652
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2019 of $59.92.

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

The following table summarizes the Company's unvested market-based RSUs as of December 31, 2019, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2018	215	$9.98
Granted	—	—
Vested	(215)	9.98
Forfeited	—	—
Unvested at December 31, 2019	—	$—	0	$—
Expected to vest at December 31, 2019	—	$—	0	$—
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2019 of $59.92.

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

The fair value of the market-based RSUs was expensed over the derived service period for each separate vesting tranche. The derived service period for the vesting tranches of the market-based RSUs ranged between 1.01 and 1.98 years.

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

The following table summarizes the Company's SARs activity for the year ended December 31, 2019 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2018	287	$10.92
Granted	—	—
Exercised	(222)	11.08
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2019	65	$10.38	0.74	$3,220
Exercisable at December 31, 2019	65	$10.38	0.74	$3,220
Vested and expected to vest at December 31, 2019	65	$10.38	0.74	$3,220
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2019 of $59.92 and the exercise price of the underlying SARs.

The Company did not grant SARs in 2019, 2018 and 2017.

MSUs

In 2018 and 2017, the Company granted MSUs to certain executive employees under the Stock Plans. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The MSUs vested on March 1, 2019 and will vest on March 1, 2020, October 9, 2020 and January 10, 2021, respectively. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The company did not grant any MSUs in 2019.

The following table summarizes the Company's MSUs activity for the year ended December 31, 2019 (number of shares and intrinsic value in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2018	419	$25.90
Granted	—	—
Vested	(152)	14.29
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2019	267	$32.54	0.64	$15,979
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2019 of $59.92 and the grant date fair value of the underlying MSUs.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance

Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
	2018	2017
Volatility	43.67%	45.38%
Risk-free interest rate	2.12%	1.56%
Expected option life in years	2.97	3.07
Dividend yield	—	—

The assumptions related to fiscal year 2017 are presented on a weighted average basis for the various awards granted throughout the period.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the year ended December 31, 2019, the Company issued 75,304 shares under the ESPP. As of December 31, 2019, 140,251 shares remain authorized and available for issuance under the ESPP. As of December 31, 2019, the Company held approximately $1.4 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
15. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$(252)	$—
State and Foreign	624	663	669
	624	411	669
Deferred:
Federal	—	(211)	(488)
State	—	—	(32)
Income tax provision	$624	$200	$149

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 34% for the years ended December 31, 2019, 2018 and 2017, respectively, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Provision at the U.S. federal statutory rate	$(14,491)	$(13,464)	$(26,443)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	17	46	18
Nondeductible expenses	468	414	373
Acquisition-related expense	—	—	245
Statutory to GAAP income adjustment	(640)	(221)	(77)
Noncash share-based compensation	(570)	(394)	(3,405)
Other	(368)	(153)	—
Incremental benefits for tax credits	(990)	(1,656)	(1,711)
Change in tax rate/income subject to lower tax rates	788	(1,824)	2,625
Change related to prior tax years	4,006	(4,800)	(2,331)
Change related to US tax reform	—	1,835	31,359
Change in valuation allowance	12,404	20,417	(504)
Income tax provision	$624	$200	$149

The Company’s effective tax rate was (0.9)%, (0.3)% and (0.2)% for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company's effective tax rate was impacted primarily by changes in valuation allowance, foreign income taxes and other nondeductible expenses.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law in the U.S. and included a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The Tax Cuts and Jobs Act reduced the U.S. corporate income tax rate to 21% effective January 1, 2018.

The TCJA imposes a repatriation tax on any accumulated offshore earnings and profit. As of December 31, 2019, the Company has reviewed the offshore earnings and profits and has no additional earnings to repatriate and has provided for no tax. Based on the current accumulated loss in the foreign jurisdictions, the Company has no global intangible low-taxed income (“GILTI”) to report for December 31, 2019. The Company is under the revenue requirements to be subject to the base erosion and avoidance tax (“BEAT”), however, it has reviewed the transactions with foreign affiliates and does not believe there are payments that qualify under BEAT. The TCJA created the foreign derived intangible income (“FDII”) which allows for a deduction for certain types of foreign income. However, since the Company is in a current net operating loss position, no deduction for FDII is allowable for the current year.

The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Noncurrent deferred taxes:
Property and equipment	$(158)	$(528)
Noncash share-based compensation	2,534	6,922
Disallowed interest expense	5,871	4,574
Capitalized software	(1,905)	(1,533)
Amortization	(2,971)	(4,110)
R&E tax credit carryforwards	11,594	10,603
Deferred revenue	2,264	2,680
Federal Net Operating Losses ("NOLs")	69,673	58,601
State NOLs	2,254	2,319
State Credits	2,005	2,005
Foreign NOLs	11,808	8,945
Foreign tax credit carryforward	2,168	2,462
Other	1,458	1,291
Total noncurrent deferred tax assets	106,595	94,231
Less: Valuation allowance	(106,476)	(94,231)
Total noncurrent deferred tax asset	119	—
Total net deferred tax asset	$119	$—

The net deferred tax liability is classified as other liabilities, noncurrent in the accompanying Consolidated Balance Sheets.

The Company has federal and state net operating loss carryforwards related to current and prior year operations and acquisitions. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of U.S. net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes the past acquisitions were changes in ownership pursuant to Section 382, subjecting federal acquired net operating losses to limitations. According to French tax law, the net operating loss carryforwards are not subject to ownership change limitations.

The U.S. federal and foreign net operating loss and R&E tax credit carryforward amount available to be used in future periods, taking into account the Section 382 annual limitation and current year losses, is approximately $379.2 million and $13.4 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. The U.S. net operating losses generated in 2018 have no expiration. Also included in net operating losses are $47.2 million of French carryforwards which have no expiration.

As of December 31, 2014, the Company determined it was more likely than not that it would be unable to fully utilize the majority of its U.S. and state deferred tax assets. As a result, the Company had recorded a valuation allowance against those assets to the extent that they cannot be realized through net operating loss carrybacks to prior years. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2019, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2019 and 2018.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2019 and 2018. The determination of the related deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practical at this time. The Company is presently investing in international operations located in Europe, North America, and Australia. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the years ended December 31, 2019, 2018 and 2017, the Company had approximately zero, $0.2 million and $0.2 million, respectively, of net unrecognized tax benefits which, if recognized, would impact the Company's effective tax rate. The Company recorded immaterial amounts for interest and penalties to tax expense as of December 31, 2019, 2018 and 2017, respectively. During 2019, the Company determined that the statute of limitations concluded for positions and removed these positions from the uncertain tax positions. The Company believes the remaining position will be removed from the schedule during the next twelve months as the statute expires on that position. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The Company is not subject to or aware of any forth-coming income tax examinations at this time. The Company has completed a transfer pricing review by the Bulgarian tax authorities during 2019. The Company files tax returns in the U.S. and various foreign jurisdictions. The Company is subject to U.S. federal income tax examination for the calendar tax years 2018, 2017, 2016, 2015, 2014 and, 2013 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.

The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$183	$183	$192
Changes based on tax positions related to prior year	—	—	—
Changes due to settlement	(169)	—	(9)
Ending balance	$14	$183	$183
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.
16. Convertible Senior Notes

The Company issued $143.8 million principal amount of the 2019 Notes in December 2014, $106.3 million principal amount of the 2047 Notes in June 2017, and $143.8 million principal amount of the 2024 Notes in May 2019. As disclosed below, as of December 31, 2019 there was no principal amount of either the 2019 Notes or the 2047 Notes outstanding. The interest rate for the 2024 Notes is fixed at 1% per annum and the effective interest rate related to the amortization of the liability component is 6.6%. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2019 Notes were initially convertible into 29.5972 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $33.79 per share. Each $1,000 of principal of the 2024 Notes will initially be convertible into 15.1394 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $66.05 per share. Each $1,000 of principal amount at maturity of the 2047 Notes had an issue price of $880 and were initially convertible into 20.5624 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $48.63 per share. The initial conversion price for each of the Notes is subject to adjustment upon the occurrence of certain specified events.

The Notes are each general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

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

If a fundamental change (as defined in the relevant indenture governing the applicable series of Notes) occurs prior to the maturity date, holders of each of the Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount at maturity of the Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion options associated with each of the Notes from the respective host debt instrument, which is referred to as debt discount, and recorded the conversion option of each of the Notes in stockholders’ equity. The equity component for each Note is not remeasured as long as such Note continues to meet the conditions for equity classification.

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

In May 2019, in accordance with the Exchange Transactions, the Company used a portion of the net proceeds of the offering of the 2024 Notes to exchange and retire approximately $122.1 million in aggregate principal of the 2019 Notes for an aggregate cash consideration of $76.0 million and approximately 2.2 million shares of the Company's common stock. The Company recorded a $2.3 million loss on debt extinguishment related to the Exchange Transactions. The loss on extinguishment is included in the other (expense) income, net in the Consolidated Statements of Comprehensive Income (Loss). In the fourth quarter, at maturity, the Company settled the remaining principal of the 2019 Notes in cash and distributed approximately 0.3 million shares of its common stock to the notes holders, which represented the conversion value in excess of the principal amount.

In August 2019, the Company issued a notice of redemption to the holders of its outstanding 2047 Notes and during the third and fourth quarter of 2019, the Company converted the entire aggregate principal of $106.3 million of the 2047 Notes and delivered approximately 2.3 million shares of its common stock upon conversion. The Company recorded a $3.4 million loss on debt extinguishment related to the Redemption. The loss on extinguishment is included in the other (expense) income, net in the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2019, the 2024 Notes are not yet convertible, and their remaining life is approximately 52 months.
As of December 31, 2019 and December 31, 2018, the fair value of the principal amount of the Notes was $163.2 million and $251.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Liability component:
Principal	$143,750	$250,000
Less: debt discount, net of amortization	(33,046)	(24,810)
Net carrying amount	$110,704	$225,190

Equity component (1)	$32,883	$37,560
(1) Recorded within additional paid-in capital in the Consolidated Balance Sheet. As of December 31, 2019, it included $32.9 million related to the 2024 Notes, net of $1.1 million issuance cost in equity, respectively. As of December 31, 2018, it included $28.7 million and $8.8 million related to the 2019 Notes and the 2047 Notes, respectively, net of $1.2 million and $0.3 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2019	2018
Coupon	$3,691	$5,000
Amortization of debt issuance costs	1,157	1,419
Amortization of debt discount	9,917	10,567
Total	$14,765	$16,986

Note Hedge and Warrant Transactions

Concurrently with the offering of the 2019 Notes, the Company entered into separate convertible note hedge (the "Note Hedges") and warrant (the "Warrants") transactions. Taken together, the purchase of the Note Hedges and the sale of the Warrants were intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price of the 2019 Notes from $33.79 to $45.48 per share. The total cost of the Note Hedges was $29.4 million. The Company received $17.1 million in cash proceeds from the sale of the Warrants. The Warrants were not part of the 2019 Notes or Note Hedges. Both the Note Hedges and Warrants have been accounted for as part of additional paid-in capital.

In May 2019, in connection with the Exchange Transactions, the Company entered into certain note hedge termination agreements (the “Note Hedge Termination Agreements”) and warrant termination agreements (the “Warrant Termination Agreements”). The Note Hedge Termination Agreements terminated certain of the Note Hedges, and the Warrant Termination Agreements terminated certain of the Warrants. The Company received cash proceeds of $64.8 million related to the Note Hedge Termination Agreements, and paid $45.2 million related to the Warrant Termination Agreements.

During the fourth quarter 2019, the Company received approximately 0.3 million shares of its common stock from the exercise of the remaining Note Hedges related to the 2019 Notes. These shares were recorded as treasury stock, at cost. The remaining warrants are expected to be exercised in the third quarter of 2020 and will settle on a net share basis.

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

17. Credit Facility

The Company, through its wholly owned subsidiary PROS, Inc., entered into a $50 million secured Revolver with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The Revolver's current five-year term expires in July 2022, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets.

The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2019, the Company was in compliance with all financial covenants in the Revolver.

As of both December 31, 2019 and 2018, $0.1 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. For the years ended December 31, 2019 and 2018, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2019, the Company had no outstanding borrowings under the Revolver.
18. Commitments and Contingencies
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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of December 31, 2019 was $64.1 million for the remaining period under the three-year agreement.

Contractual Obligations

In September 2018, the Company entered into an agreement of limited partnership related to a venture fund, pursuant to which the Company committed to make a capital contribution within the next five years. As of December 31, 2019, there was $1.9 million remaining under the commitment.

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
19. Segment and Geographic Information

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

Revenue by Geography

The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly, the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.

International revenue for the years ended December 31, 2019, 2018 and 2017, amounted to approximately $164.4 million, $128.5 million and $105.7 million, respectively, representing 66%, 65% and 63%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2019, 2018 and 2017. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2019		2018		2017
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$85,963	34%	$68,482	35%	$63,097	37%
Other	29,129	12%	18,378	9%	13,645	8%
Subtotal	115,092	46%	86,860	44%	76,742	45%
Germany	18,526	7%	20,171	10%	17,421	10%
The Rest of Europe	55,388	22%	40,776	21%	33,852	20%
Asia Pacific	43,908	18%	32,090	16%	26,528	16%
The Middle East	16,170	6%	15,092	8%	11,437	7%
Africa	1,250	—%	2,035	1%	2,836	2%
Total revenue	$250,334	100%	$197,024	100%	$168,816	100%

20. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2019, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2019, 2018 and 2017, no single customer accounted for 10% or more of revenue.
21. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
22. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 6% of employee contributions, and the Company may also make discretionary contributions. Matching contributions by the Company in 2019, 2018 and 2017 totaled approximately $2.5 million, $2.4 million and $2.0 million, respectively.

23. Quarterly Results (Unaudited)

The following table presents certain unaudited quarterly financial data for the years ended December 31, 2019 and 2018. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$66,175	$64,150	$63,878	$56,131
Gross profit	$37,814	$37,767	$40,295	$35,341
Loss from operations	$(15,071)	$(12,512)	$(12,145)	$(13,610)
Net loss attributable to PROS Holdings, Inc.	$(17,300)	$(17,347)	$(17,517)	$(16,917)
Net loss attributable to common stockholders per share:
Basic	$(0.41)	$(0.42)	$(0.44)	$(0.45)
Diluted	$(0.41)	$(0.42)	$(0.44)	$(0.45)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$52,613	$49,075	$47,426	$47,910
Gross profit	$33,155	$29,599	$28,702	$28,389
Loss from operations	$(9,609)	$(11,866)	$(12,993)	$(14,747)
Net loss attributable to PROS Holdings, Inc.	$(12,760)	$(15,786)	$(16,844)	$(18,856)
Net loss attributable to common stockholders per share:
Basic	$(0.34)	$(0.44)	$(0.52)	$(0.58)
Diluted	$(0.34)	$(0.44)	$(0.52)	$(0.58)

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2019	$978	$—	$(760)	$(4)	$214
2018	$760	$223	$—	$(5)	$978
2017	$760	$—	$—	$—	$760
Valuation allowance
2019	$94,231	$12,404	$—	$(159)	$106,476
2018	$74,153	$20,417	$—	$(339)	$94,231
2017	$69,049	$5,872	$—	$(768)	$74,153
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	8/21/2013

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Description of Registered Securities.	X

10.1+	2007 Equity Incentive Plan.		S-1/A	6/11/2007

10.2+	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.3+	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.4+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-Q	5/2/2013

10.5+	Form of Market Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/15/2017

10.6+	Amended and Restated 2017 Equity Incentive Plan.		DEF-14A	3/25/2019

10.7+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.8+	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.9+	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.10+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.11+	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.12+	Form of Non-Plan Market Stock Units Agreement.		S-8	2/24/2014

10.13+	Form of Non-Plan Restricted Stock Units Agreement.		S-8	2/24/2014

10.14+	Form of Non-Plan Restricted Stock Units Agreement (France).		S-8	2/24/2014

10.15+	Form of Non-Plan Restricted Stock Units Agreement (Performance France).		S-8	2/24/2014

10.16+	Form of Performance Restricted Stock Unit Agreement.		8-K	1/18/2019

10.17+	2013 Employee Stock Purchase Plan.		8-K	6/7/2013

10.18+	Stock Purchase and Stockholders Agreement, dated June 8, 1998, by and among Registrant (as successor in interest to PROS Strategic Solutions, Inc.) and certain stockholders.		S-1	4/4/2007

10.18.1+	Amendment to Stock Purchase and Stockholders Agreement, dated March 26, 2007, by and among Registrant and certain stockholders.		S-1	4/4/2007

10.19	Office Lease, dated January 31, 2001, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		S-1	4/7/2007

10.19.1	First Amendment to Office Lease, dated March 31, 2006, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		S-1	4/7/2007

10.19.2	Second Amendment to Office Lease, dated March 1, 2007, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		10-K	2/22/2013

10.19.3	Third Amendment to Office Lease, dated July 29, 2011, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		8-K	8/3/2011

10.19.4	Fourth Amendment to Office Lease, dated June 27, 2012, by and between PROS, Inc. (as successor in interest to PROS Revenue Management L.P.) and Houston Community College System.		10-K	2/22/2013

10.19.5	Fifth Amendment to Office Lease, dated June 9, 2016, by and between PROS, Inc., and Houston Community College System.		8-K	6/14/2016

10.20	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.21+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.22+	Offer Letter, dated as of January 15, 2015, by and between PROS, Inc. and Stefan Schulz.		8-K	1/20/2015

10.23+	Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		8-K	12/4/2018

10.24+	Offer Letter by and between PROS, Inc, and Thomas Dziersk, dated as of October 6, 2017.		8-K	10/6/2017

10.25+	Employment Agreement by and between PROS, Inc., Registrant and Thomas Dziersk, dated as of October 9, 2017.		8-K	10/10/2017

10.26+	Amended and Restated Employment Agreement, dated as of November 7, 2019, by and between PROS, Inc., PROS Holdings, Inc. and Roberto Reiner.		8-K	11/8/2019

10.27+	Employment Agreement, dated as of November 7, 2019, by and between PROS, Inc., PROS Holdings, Inc. and John Allessio.		8-K	11/8/2019

10.28+	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and officers.		8-K	8/21/2013

10.29+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.30
Agreement and Plan of Merger, dated August 3, 2017, by and among Registrant, Wisdom U.S. Merger Sub Corporation, Vayant Travel Technologies, Inc. and NEVEQ Capital Partners, as agent for Target's securityholders thereunder.
			8-K	8/3/2017

10.31	Credit Agreement, dated July 2, 2012, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	7/9/2012

10.31.1	Third Amendment to Credit Agreement, dated December 3, 2014, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	12/5/2014

10.31.2	Seventh Amendment to Credit Agreement, dated January 27, 2017, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	2/2/2017

10.31.3	Ninth Amendment to Credit Agreement, dated June 15, 2017, by and between PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	6/16/2017

10.31.4	Tenth Amendment to Credit Agreement, dated April 30, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	5/2/2019

10.32	Purchase Agreement, dated May 1, 2019 by and among Registrant, Goldman, Sachs & Co., as representative of the several initial purchasers named therein.		8-K	5/7/2019

10.33	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.34	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.35	Form of Exchange Agreement.		8-K	5/7/2019

10.36	Form of Bond Hedge Termination Agreement.		8-K	5/7/2019

10.37	Form of Warrant Termination Agreement.		8-K	5/7/2019

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-38 of this Annual Report on Form 10-K.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2020.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2020
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
Scott Cook

/s/ William Russell	Chairman of the Board	February 19, 2020
William Russell

/s/ Penelope Herscher	Director	February 19, 2020
Penelope Herscher

/s/ Greg B. Petersen	Director	February 19, 2020
Greg B. Petersen

/s/ Leslie J. Rechan	Director	February 19, 2020
Leslie J. Rechan

/s/ Timothy V. Williams	Director	February 19, 2020
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 19, 2020
Mariette M. Woestemeyer

/s/ Ronald F. Woestemeyer	Director	February 19, 2020
Ronald Woestemeyer