Form 10-Q
period 2020-03-31
PROS Holdings, Inc.
filed 2020-05-05
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 43,291,660 as of April 27, 2020.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words "believes," "seeks," "expects," "may," "should," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of our Annual Report on Form 10-K entitled "Risk Factors" and the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." You should also carefully review the cautionary statements described in the other documents we file with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$251,782	$306,077
Trade and other receivables, net of allowance of $2,810 and $214, respectively	53,591	65,074
Deferred costs, current	5,829	5,756
Prepaid and other current assets	9,394	9,038
Total current assets	320,596	385,945
Property and equipment, net	26,703	14,794
Operating lease right-of-use assets	25,707	26,550
Deferred costs, noncurrent	14,642	15,478
Intangibles, net	12,954	14,605
Goodwill	48,912	49,104
Other assets, noncurrent	7,163	6,831
Total assets	$456,677	$513,307
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$12,757	$9,098
Accrued liabilities	18,734	22,748
Accrued payroll and other employee benefits	12,604	32,656
Operating lease liabilities, current	7,383	7,173
Deferred revenue, current	126,325	124,459
Total current liabilities	177,803	196,134
Deferred revenue, noncurrent	13,915	17,801
Convertible debt, net	112,406	110,704
Operating lease liabilities, noncurrent	21,683	22,391
Other liabilities, noncurrent	1,260	1,281
Total liabilities	327,067	348,311
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 47,972,383 and 47,310,846 shares issued, respectively; 43,291,660 and 42,630,123 shares outstanding, respectively	48	47
Additional paid-in capital	548,014	560,496
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(384,524)	(361,789)
Accumulated other comprehensive loss	(4,081)	(3,911)
Total stockholders' equity	129,610	164,996
Total liabilities and stockholders' equity	$456,677	$513,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	$43,170	$30,921
Maintenance and support	12,523	15,327
Total subscription, maintenance and support	55,693	46,248
Services	10,618	9,883
Total revenue	66,311	56,131
Cost of revenue:
Subscription	12,864	9,786
Maintenance and support	2,790	2,802
Total cost of subscription, maintenance and support	15,654	12,588
Services	13,073	8,202
Total cost of revenue	28,727	20,790
Gross profit	37,584	35,341
Operating expenses:
Selling and marketing	24,920	21,485
General and administrative	14,880	11,667
Research and development	19,136	15,799
Loss from operations	(21,352)	(13,610)
Convertible debt interest and amortization	(2,062)	(4,356)
Other income, net	831	1,271
Loss before income tax provision	(22,583)	(16,695)
Income tax provision	152	222
Net loss	$(22,735)	$(16,917)

Net loss per share:
Basic and diluted	$(0.53)	$(0.45)
Weighted average number of shares:
Basic and diluted	43,102	37,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(170)	$(270)
Other comprehensive income (loss), net of tax	(170)	(270)
Comprehensive loss	$(22,905)	$(17,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(22,735)	$(16,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,420	3,325
Amortization of debt discount and issuance costs	1,712	3,116
Share-based compensation	6,347	6,046
Provision for doubtful accounts	2,596	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	8,889	(3,773)
Deferred costs	763	(893)
Prepaid expenses and other assets	(701)	(2,065)
Accounts payable and other liabilities	1,447	565
Accrued liabilities	(3,840)	2,634
Accrued payroll and other employee benefits	(20,055)	(11,779)
Deferred revenue	(2,016)	11,646
Net cash used in operating activities	(24,173)	(8,095)
Investing activities:
Purchases of property and equipment	(10,993)	(611)
Capitalized internal-use software development costs	(412)	(868)
Purchase of intangible assets	—	(50)
Net cash used in investing activities	(11,405)	(1,529)
Financing activities:
Proceeds from employee stock plans	1,364	943
Tax withholding related to net share settlement of stock awards	(20,172)	(14,239)
Net cash used in financing activities	(18,808)	(13,296)
Effect of foreign currency rates on cash	91	80
Net change in cash and cash equivalents	(54,295)	(22,840)
Cash and cash equivalents:
Beginning of period	306,077	295,476
End of period	$251,782	$272,636

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$3,253	$1,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	634,600	1	(20,173)	—	—	—	—	(20,172)
Proceeds from employee stock plans	26,774	—	1,364	—	—	—	—	1,364
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	6,327	—	—	—	—	6,327
Other comprehensive income (loss)	—	—	—	—	—	—	(170)	(170)
Net loss	—	—	—	—	—	(22,735)	—	(22,735)
Balance at March 31, 2020	43,291,660	$48	$548,014	4,680,723	$(29,847)	$(384,524)	$(4,081)	$129,610

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	681,415	—	(14,239)	—	—	—	—	(14,239)
Proceeds from employee stock plans	35,340	—	943	—	—	—	—	943
Noncash share-based compensation	—	—	6,054	—	—	—	—	6,054
Other comprehensive income (loss)	—	—	—	—	—	—	(270)	(270)
Net loss	—	—	—	—	—	(16,917)	—	(16,917)
Balance at March 31, 2019	37,872,661	$42	$357,635	4,417,585	$(13,938)	$(309,625)	$(3,644)	$30,470
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, cash flows for the three months ended March 31, 2020 and 2019, and stockholders' equity for the three months ended March 31, 2020 and 2019.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2019 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

Certain prior year amounts have been reclassified for consistency with the current year presentation. This reclassification had no effect on the reported results of operations. License revenue and license cost of revenue are now combined with subscription revenue and subscription cost of revenue, respectively.

Changes in accounting policies

There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except for the Company's adoption of certain accounting standards described in more detail under "Recently adopted accounting pronouncements" in this Note 2 below.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $239.0 million and $273.1 million at March 31, 2020 and December 31, 2019, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

Trade and other receivables

Trade and other receivables are primarily comprised of trade receivables, net of allowance for doubtful accounts, contract assets and unbilled receivables. The Company records trade accounts receivable for its unconditional rights to consideration arising from the Company's performance under contracts with customers. The Company's standard billing terms are that payment is due upon receipt of invoice, payable generally within thirty to sixty days. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. When developing its estimate of expected credit losses on trade and other receivables, the Company considers the available information relevant to assessing the collectability of cash flows, which includes a combination of both internal and external information relating to past events, current conditions, and future forecasts as well as relevant qualitative and quantitative factors that relate to the environment in which the Company operates.

Contract assets represent conditional rights to consideration that have been recognized as revenue in advance of billing the customer. Unbilled receivables represent unconditional rights to consideration arising from contingent revenue that have been recognized as revenue in advance of billing the customer.

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic. As a result, the impact of COVID-19 is highly uncertain and subject to change. The Company does not yet know the full extent of the impact from COVID-19 to the Company's business operations or the global economy as a whole; however, the impact could have an adverse effect on the Company's customers and inherently the related receivables.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $20.5 million and $21.2 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense for the deferred costs was $1.4 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $4.1 million and $4.4 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense for the deferred implementation costs was $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method and there was no material impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. The Company recognized a $2.6 million provision for credit losses in the first quarter of 2020 representing the Company’s estimate of additional allowance for doubtful accounts related to trade receivables due to increased credit risk from uncertain economic conditions caused by COVID-19.

Recently issued accounting pronouncements not yet adopted

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

Deferred Revenue

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $47.7 million and $38.3 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

Performance Obligations

As of March 31, 2020, the Company expects to recognize approximately $391.0 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $191.6 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.

4. Disaggregation of Revenue

Revenue by Geography

The geographic information in the table below is presented for the three months ended March 31, 2020 and 2019. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended March 31,
	2020		2019
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$21,800	33%	$19,780	35%
Europe	19,930	30%	17,287	31%
The rest of the world	24,581	37%	19,064	34%
Total revenue	$66,311	100%	$56,131	100%

5. Leases

The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 13 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

In February 2020, the Company entered into an agreement with a computer infrastructure vendor which resulted in future consideration to be paid by the Company for services provided. The Company accounted for this agreement as an operating lease and in result obtained a $1.5 million right-of-use asset in exchange for a new lease liability of the same amount at lease inception.

As of March 31, 2020, the Company did not have any finance leases.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$1,627	$1,016

As of March 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2020	$5,567
2021	9,080
2022	8,447
2023	4,880
2024	4,930
2025 and thereafter	34,072
Total operating lease payments	66,976
Less: Imputed interest	(23,703)
Less: Anticipated lease incentive	(14,207)
Total operating lease liabilities	$29,066

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(22,735)	$(16,917)
Denominator:
Weighted average shares (basic)	43,102	37,623
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	43,102	37,623
Basic loss per share	$(0.53)	$(0.45)
Diluted loss per share	$(0.53)	$(0.45)

Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.6 million and 2.0 million for the three months ended March 31, 2020 and 2019, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 2.2 million for the three months ended March 31, 2020.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of March 31, 2020, 2,010,087 shares remain available for issuance under the 2017 Stock Plan.

The following table presents the number of shares or units outstanding for each award type as of March 31, 2020 and December 31, 2019, respectively, (in thousands):

Award type	March 31, 2020	December 31, 2019
Restricted stock units (time-based)	1,534	1,893
Restricted stock units (performance-based)	190	114
Stock appreciation rights	32	65
Market stock units	157	267

During the three months ended March 31, 2020, the Company granted 459,499 RSUs (time-based) with a weighted average grant-date fair value of $66.22 per share. The Company also granted 76,200 performance-based RSUs ("PRSUs") with a weighted average grant-date fair value of $54.23 to certain executive employees during the three months ended March 31, 2020. These PRSUs vest on January 13, 2023 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the three months ended March 31, 2020.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Share-based compensation:
Cost of revenue	$524	$538
Operating expenses:
Selling and marketing	1,866	1,400
General and administrative	2,450	2,812
Research and development	1,507	1,296
Total included in operating expenses	5,823	5,508
Total share-based compensation expense	$6,347	$6,046

At March 31, 2020, the Company had an estimated $62.9 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years.

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three months ended March 31, 2020, the Company issued 26,774 shares under the ESPP. As of March 31, 2020, 113,477 shares remain authorized and available for issuance under the ESPP. As of March 31, 2020, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of March 31, 2020 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$112,406	1%

The 2024 Notes, along with the previously issued convertible notes with original due dates in 2019 and 2047 (the "2019 Notes" and "2047 Notes," and together with the 2024 Notes, collectively, the "Notes"), are general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries). The 2019 Notes and 2047 Notes were settled as of December 31, 2019 and no longer remain outstanding.

Interest related to the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2024 Notes will initially be convertible into 15.1394 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $66.05 per share. The initial conversion price for the 2024 Notes is subject to adjustment upon the occurrence of certain specified events.

As of March 31, 2020, the 2024 Notes are not yet convertible and their remaining term is approximately 49 months.

As of March 31, 2020 and December 31, 2019, the fair value of the principal amount of the 2024 Notes was $121.5 million and $163.2 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

In accounting for the transaction costs for the 2024 Notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $3.4 million for the 2024 Notes are being amortized to expense over the expected life of the notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.1 million for the 2024 Notes were netted with the equity component in stockholders' equity.

The 2024 Notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(31,344)	(33,046)
Net carrying amount	$112,406	$110,704

Equity component(1)	$32,883	$32,883

(1)
Recorded within additional paid-in capital in the unaudited condensed consolidated balance sheet. As of March 31, 2020 and December 31, 2019, it included $32.9 million related to the 2024 Notes, which was net of $1.1 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Coupon interest	$360	$1,250
Amortization of debt issuance costs	156	365
Amortization of debt discount	1,546	2,741
Total	$2,062	$4,356

Note Hedge and Warrant Transactions

Concurrently with the offering of the 2019 Notes, the Company entered into separate convertible note hedge (the "Note Hedge") and warrant (the "Warrant") transactions. Taken together, the purchase of the Note Hedge and the sale of the Warrant were intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price of the 2019 Notes from $33.79 to $45.48 per share. The Warrant was not part of the 2019 Notes or Note Hedge. Both the Note Hedge and Warrant were recorded as part of additional paid-in capital.
As of December 31, 2019, the Note Hedge was settled through certain note hedge termination agreements and exercise of any remaining Note Hedge. In 2019, the Company entered into certain warrant termination agreements which terminated certain of the Warrants that were entered into by the Company in connection with the offering of the 2019 Notes. The remaining Warrants expire in August 2020 and, if exercised, will settle on a net share basis.

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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of March 31, 2020 was $58.4 million for the remaining period through the expiration of the agreement.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in governmental authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Compliance with these measures by us and by our customers has impacted our business, as well as the businesses of our customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. In particular, in the travel industry, our airline customers are managing historic declines in demand for travel globally. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, we are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. For a full discussion on the ongoing impact of COVID-19 to our business, please see "We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic" under Item 1A of this Quarterly Report on Form 10-Q.

Q1 2020 Financial Overview

In the first quarter of 2020, subscription revenue increased 40% as compared to the same period in 2019. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 20% as compared to the first three months of 2019, and accounted for 84% of total revenue for the three months ended March 31, 2020.

Cash used in operating activities was $24.2 million for the three months ended March 31, 2020, as compared to $8.1 million for the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and partially offset by an increase in sales and related cash collections. In addition, in response to the economic conditions caused by COVID-19, several customers delayed payments we expected to receive in the quarter which had an adverse impact on our reported net cash used in operating activities.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2020 was $25.5 million, compared to $9.6 million for the three months ended March 31, 2019. This increase was primarily attributable to a $16.1 million increase in net cash used in operating activities primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and partially offset by an increase in sales and related cash collections. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(24,173)	$(8,095)
Purchase of property and equipment (excluding new headquarters)	(957)	(611)
Purchase of intangible assets	—	(50)
Capitalized internal-use software development costs	(412)	(868)
Free Cash Flow	$(25,542)	$(9,624)

Factors Affecting Our Performance

Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•
COVID-19. The global economy has been significantly negatively impacted by COVID-19, and demand for some of our solutions, in particular our travel solutions, has been significantly reduced due to uncertainty and the economic impact of COVID-19. COVID-19 did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, except for operating cash flow and bad debt expense recognized as a result of increased credit risk from uncertain economic conditions. We currently expect that new bookings and the related revenue and cash flows will be lower than initially anticipated as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic. In addition, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts, and the impact of those is uncertain. For example, some customers and prospective customers are delaying projects while they address immediate financial crises in their operations due to COVID-19. In particular, in the travel industry, airlines are managing historic declines in travel demand by cutting their flight schedules, reducing personnel and managing their liquidity. Until travel demand improves, we expect that demand for certain of our airline travel solutions will be limited and that implementation projects will be delayed by current travel industry customers, both of which will negatively impact subscription revenue. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been working remotely since March 16, 2020. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. The duration and extent of the impact of COVID-19 is unknown at this time and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer churn.

•
Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. For example, buyers often prefer not to interact with a sales representative as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. In response, we believe that businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however they choose to buy. We believe that demand for our B2B solutions will be less impacted by COVID-19, particularly as social distancing has highlighted the importance of digital commerce.

•
Continued Investments. We are focused on creating awareness for our solutions, expanding our customer base and growing our recurring revenues. While we incurred losses in the first quarter of 2020, we believe our market is large and underpenetrated and therefore we intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies and develop new applications and technologies. In light of COVID-19, we are presently being measured in our investments and pursuing certain cost reduction efforts across our organization. While we continue to hire for certain strategic positions, we are slowing our rate of hiring for certain roles in reaction to the COVID-19 impact.

•
Cloud Migrations. Sales of our cloud-based solutions have, and we expect future sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue, as existing customers migrate from our licensed solutions to our cloud solutions.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	65%	55%
Maintenance and support	19	27
Total subscription, maintenance and support	84	82
Services	16	18
Total revenue	100	100
Cost of revenue:
Subscription	19	17
Maintenance and support	4	5
Total cost of subscription, maintenance and support	24	22
Services	20	15
Total cost of revenue	43	37
Gross profit	57	63
Operating Expenses:
Selling and marketing	38	38
General and administrative	22	21
Research and development	29	28
Total operating expenses	89	87
Convertible debt interest and amortization	(3)	(8)
Other income net	1	2
Loss before income tax provision	(34)	(30)
Income tax provision	—	—
Net loss	(34)%	(30)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2020	2019	$	%
Subscription	$43,170	$30,921	$12,249	40%
Maintenance and support	12,523	15,327	(2,804)	(18)%
Total subscription, maintenance and support	55,693	46,248	9,445	20%
Services	10,618	9,883	735	7%
Total revenue	$66,311	$56,131	$10,180	18%

Subscription revenue. Subscription revenue increased primarily due to an increased number of customer contracts as compared to the prior year. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue. Due to the uncertain economic conditions caused by COVID-19, we expect subscription revenue to grow at a slower pace.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of migrating existing maintenance customers to our cloud solutions. We expect maintenance revenue to continue to decline over time as we migrate existing maintenance customers to our cloud solutions.

Services revenue. Services revenue increased primarily as a result of performing implementation services for a greater number of customers than in the prior year. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period. Due to the uncertain economic conditions caused by COVID-19, we expect some decline in services revenue.

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2020	2019	$	%
Cost of subscription	$12,864	$9,786	$3,078	31%
Cost of maintenance and support	2,790	2,802	(12)	—%
Total cost of subscription, maintenance and support	15,654	12,588	3,066	24%
Cost of services	13,073	8,202	4,871	59%
Total cost of revenue	28,727	20,790	7,937	38%
Gross profit	$37,584	$35,341	$2,243	6%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base, increased employee-related costs driven by higher headcount and increased amortization expense associated with our internal-use software. Our subscription gross profit percentage was 70% and 68% for the three months ended March 31, 2020 and 2019, respectively. The increase in gross profit percentage was primarily attributable to a 40% increase in subscription revenue combined with a smaller increase in cost of subscription driven by efficiencies we achieved in our cloud infrastructure.

Cost of maintenance and support. The cost of maintenance and support remained relatively unchanged over the period. Maintenance and support gross profit percentages for the three months ended March 31, 2020 and 2019, were 78% and 82%, respectively.

Cost of services. Cost of services increased primarily due to increased employee-related costs driven by higher headcount and third party system integrators to support our current customer implementations, other facility and overhead expenses. Services gross profit percentages for the years ended March 31, 2020 and 2019, were (23)% and 17%, respectively. The decrease in services gross profit percentages was primarily attributed to an increase in third party system integrators to support an increased number of customer implementations in 2020 as compared to 2019. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates, our utilization of third party system integrators and the utilization of our professional services personnel.

Gross profit. The increase in overall gross profit for the three months ended March 31, 2020 was primarily attributable to an increase in total revenue of 18% as compared to the same period in 2019 mainly due to an increase in our subscription revenue. The decrease in gross profit percentage primarily related to the decrease in services gross profit percentage for the period.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2020	2019	$	%
Selling and marketing	$24,920	$21,485	$3,435	16%
General and administrative	14,880	11,667	3,213	28%
Research and development	19,136	15,799	3,337	21%
Total operating expenses	$58,936	$48,951	$9,985	20%

Selling and marketing expenses. Sales and marketing expenses increased primarily due to an increase of $3.0 million in employee-related costs driven by higher headcount, as we continue to focus on adding new customers and increasing penetration within our existing customer base. In addition, there was an increase of $0.4 million in expenses for sales and marketing events.

General and administrative expenses. General and administrative expenses increased primarily due to a $2.6 million increase of bad debt expense recognized as a result of increased credit risk from uncertain economic conditions caused by COVID-19 in the first quarter of 2020 and a $0.6 million increase in employee-related costs driven by higher headcount.

Research and development expenses. Research and development expenses increased primarily due to a $2.9 million increase in employee-related costs driven by higher headcount, and a $0.4 million increase in facility and other overhead expenses.

Other income, net:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2020	2019	$	%
Convertible debt interest and amortization	$(2,062)	$(4,356)	$2,294	(53)%
Other income, net	$831	$1,271	$(440)	(35)%

Convertible debt interest and amortization. The convertible debt expense for the three months ended March 31, 2020 and 2019 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of our settlement of the 2019 Notes and 2047 Notes during 2019.

Other income, net. The decrease in other income, net for the three months ended March 31, 2020, primarily related to a decrease in interest income during the period.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2020	2019	$	%
Effective tax rate	(0.7)%	(1.3)%	n/a	n/a
Income tax provision	$152	$222	$(70)	(32)%

Income tax provision. The tax provision for the three months ended March 31, 2020 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.7)% and (1.3)% for the three months ended March 31, 2020 and 2019, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (0.7)% and (1.3)% for the three months ended March 31, 2020 and 2019, respectively, is due to foreign income taxes and state taxes not based on pre-tax income.

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

    We continue to monitor tax reform responses to COVID-19, and the resulting impact of those reforms to us. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020.  We are continuing to analyze the CARES Act, but the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2020, we had $251.8 million of cash and cash equivalents and $142.8 million of working capital as compared to $306.1 million of cash and cash equivalents and $189.8 million of working capital at December 31, 2019.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The facility expires in July 2022. We issued the 2024 Notes in May 2019 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors, the payments of our other liabilities and customer relief. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

We believe our existing cash, cash equivalents, including funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, expansion into complementary businesses, and the impact of COVID-19, including the pace and timing of adoption and implementation of our solutions, relief to existing contracts and customer churn. If such need arises, we may raise additional funds through equity or debt financings. However, the recent COVID-19 pandemic has caused disruption in the capital markets and it could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. During the period of uncertainty and volatility related to COVID-19, we will continue to monitor our liquidity.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net cash used in operating activities	$(24,173)	$(8,095)
Net cash used in investing activities	(11,405)	(1,529)
Net cash used in financing activities	(18,808)	(13,296)
Cash and cash equivalents (beginning of period)	306,077	295,476
Cash and cash equivalents (end of period)	$251,782	$272,636

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $24.2 million. The $16.1 million increase in cash used as compared to 2019 was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and partially offset by an increase in sales and related cash collections. In addition, in response to the economic conditions caused by COVID-19, several customers delayed payments we expected to receive in the quarter which had an adverse impact on our reported net cash used in operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $11.4 million, which was primarily related to capital expenditures of $11.0 million, mainly attributable to the build out of our new headquarters, and $0.4 million related to capitalized internal-use software development costs on our subscription service solutions.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $18.8 million, which was attributable to $20.2 million paid for tax withholdings on vesting of employee share-based awards, partially offset by proceeds from employee stock plans of $1.4 million.

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

Credit facility

There were no outstanding borrowings under the Revolver as of March 31, 2020. As of March 31, 2020, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2020 would result in a loss of approximately $0.3 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three months ended March 31, 2020 by approximately $0.4 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of March 31, 2020, we had no borrowings under the Revolver.

As of March 31, 2020, we had outstanding principal amount of $143.8 million of the 2024 Notes which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on our evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

We implemented internal controls to ensure we adequately evaluated our provisions for credit losses in light of the adoption of Topic 326 on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of Topic 326.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report with the exception of the following additional risk factor:

We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in governmental authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Compliance with these measures by us and by our customers has impacted our business, as well as the businesses of our customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. In particular, in the travel industry, our airline customers are managing historic declines in demand for travel globally. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have and, as a result, we are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures.

To support the health and well-being of our employees, customers, partners and communities, our global workforce has been working remotely since March 16, 2020, and we have materially limited both in-office work and business travel. We believe these actions were reasonable and necessary, and we have not experienced any material interruptions in our operations; however, the disruptions caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate through remote work arrangements. Given the continued spread of COVID-19 and the resultant personal, economic and governmental reactions, we may have to take additional actions in the future that could further harm our business and financial performance.

Our business has also begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners or customers, our results of operations and overall financial performance will be harmed.

The impacts of COVID-19 on our business, customers, partners, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

•	the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business more specifically;

•	the measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures;

•	the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments in response to COVID-19;

•
the duration and impact of the numerous measures implemented by governmental authorities throughout the country to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns;

•	the increase in business failures among our customers and other businesses;

•	the pace and extent to which our customers and other businesses reduce their number of employees and other compensated individuals;

•	the possibility of failure of our operating facilities, computer systems or communication systems during a catastrophic event, including COVID-19;

•	the willingness of current and prospective clients to invest in our products and services;

•	the willingness of current and prospective clients to buy and install products and services remotely; and

•	the satisfaction of customers with product and service remote delivery and support.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

At present, it is clear the global economy has been significantly negatively impacted by COVID-19, and demand for some of our solutions, in particular our travel solutions, has been significantly reduced due to uncertainty and the economic impact of COVID-19. COVID-19 did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, except for operating cash flow. We currently expect that new bookings and the related revenue and cash flows will be lower than initially anticipated as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic. In addition, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts, and the impact of those is uncertain. For example, some customers and prospective customers are delaying projects while they address immediate financial crises in their operations due to COVID-19. In particular, in the travel industry, airlines are managing historic declines in travel demand by cutting their flight schedules, reducing personnel and managing their liquidity. Until travel demand improves, we expect that demand for certain of our airline travel solutions will be limited and that implementation projects will be delayed by current travel industry customers, both of which will negatively impact subscription revenue. The duration and extent of the impact of COVID-19 is unknown at this time and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer churn.

More generally, COVID-19 raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the containment measures are lifted. For example, we may be unable to collect receivables from or renew subscription agreements with those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because our subscription revenue is recognized over time. COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2020, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2020.

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

PROS HOLDINGS, INC.

May 5, 2020	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2020	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)