Form 10-Q
period 2020-06-30
PROS Holdings, Inc.
filed 2020-07-30
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

        The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 43,343,144 as of July 23, 2020.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

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

PART I.  FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$220,157	$306,077
Trade and other receivables, net of allowance of $4,982 and $214, respectively	54,677	65,074
Deferred costs, current	5,888	5,756
Prepaid and other current assets	8,591	9,038
Total current assets	289,313	385,945
Property and equipment, net	33,662	14,794
Operating lease right-of-use assets	23,169	26,550
Deferred costs, noncurrent	13,720	15,478
Intangibles, net	11,398	14,605
Goodwill	49,116	49,104
Other assets, noncurrent	6,900	6,831
Total assets	$427,278	$513,307
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$8,506	$9,098
Accrued liabilities	17,700	22,748
Accrued payroll and other employee benefits	17,663	32,656
Operating lease liabilities, current	7,286	7,173
Deferred revenue, current	107,503	124,459
Total current liabilities	158,658	196,134
Deferred revenue, noncurrent	10,893	17,801
Convertible debt, net	114,131	110,704
Operating lease liabilities, noncurrent	24,144	22,391
Other liabilities, noncurrent	1,282	1,281
Total liabilities	309,108	348,311
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 47,985,184 and 47,310,846 shares issued, respectively; 43,304,461 and 42,630,123 shares outstanding, respectively	48	47
Additional paid-in capital	553,696	560,496
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(401,732)	(361,789)
Accumulated other comprehensive loss	(3,995)	(3,911)
Total stockholders' equity	118,170	164,996
Total liabilities and stockholders' equity	$427,278	$513,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$42,377	$35,108	$85,547	$66,029
Maintenance and support	11,741	15,040	24,264	30,367
Total subscription, maintenance and support	54,118	50,148	109,811	96,396
Services	9,629	13,730	20,247	23,613
Total revenue	63,747	63,878	130,058	120,009
Cost of revenue:
Subscription	12,392	9,819	25,256	19,605
Maintenance and support	2,610	2,835	5,400	5,637
Total cost of subscription, maintenance and support	15,002	12,654	30,656	25,242
Services	10,948	10,929	24,021	19,131
Total cost of revenue	25,950	23,583	54,677	44,373
Gross profit	37,797	40,295	75,381	75,636
Operating expenses:
Selling and marketing	21,011	22,945	45,931	44,430
General and administrative	13,528	12,040	28,408	23,707
Research and development	18,397	17,455	37,533	33,254
Loss from operations	(15,139)	(12,145)	(36,491)	(25,755)
Convertible debt interest and amortization	(2,085)	(4,274)	(4,147)	(8,630)
Other income (expense), net	146	(862)	977	409
Loss before income tax provision	(17,078)	(17,281)	(39,661)	(33,976)
Income tax provision	130	236	282	458
Net loss	$(17,208)	$(17,517)	$(39,943)	$(34,434)

Net loss per share:
Basic and diluted	$(0.40)	$(0.44)	$(0.92)	$(0.89)
Weighted average number of shares:
Basic and diluted	43,304	39,413	43,203	38,518
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$86	$178	$(84)	$(92)
Other comprehensive income (loss), net of tax	86	178	(84)	(92)
Comprehensive loss	$(17,122)	$(17,339)	$(40,027)	$(34,526)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(39,943)	$(34,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,933	6,829
Amortization of debt discount and issuance costs	3,448	6,295
Share-based compensation	12,099	12,025
Provision for doubtful accounts	5,286	—
Loss on debt extinguishment	—	2,266
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,116	(11,247)
Deferred costs	1,626	(1,933)
Prepaid expenses and other assets	323	(3,523)
Accounts payable and other liabilities	3,597	(568)
Accrued liabilities	(6,623)	5,231
Accrued payroll and other employee benefits	(14,979)	(4,020)
Deferred revenue	(23,838)	11,435
Net cash used in operating activities	(46,955)	(11,644)
Investing activities:
Purchases of property and equipment	(19,198)	(2,307)
Capitalized internal-use software development costs	(806)	(868)
Investment in equity securities	—	(68)
Purchase of intangible assets	—	(50)
Net cash used in investing activities	(20,004)	(3,293)
Financing activities:
Proceeds from employee stock plans	1,364	943
Tax withholding related to net share settlement of stock awards	(20,221)	(18,642)
Proceeds from issuance of convertible debt, net	—	140,156
Debt issuance cost related to convertible debt	—	(648)
Purchase of capped call	—	(16,445)
Settlement of convertible debt	—	(75,958)
Proceeds from termination of bond hedge	—	64,819
Payment for termination of warrant	—	(45,243)
Net cash (used in) provided by financing activities	(18,857)	48,982
Effect of foreign currency rates on cash	(104)	41
Net change in cash and cash equivalents	(85,920)	34,086
Cash and cash equivalents:
Beginning of period	306,077	295,476
End of period	$220,157	$329,562

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$3,538	$922
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2020	43,291,660	$48	$548,014	4,680,723	$(29,847)	$(384,524)	$(4,081)	$129,610
Stock awards net settlement	12,801	—	(49)	—	—	—	—	(49)
Noncash share-based compensation	—	—	5,731	—	—	—	—	5,731
Other comprehensive income (loss)	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(17,208)	—	(17,208)
Balance at June 30, 2020	43,304,461	$48	$553,696	4,680,723	$(29,847)	$(401,732)	$(3,995)	$118,170

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	37,872,661	$42	$357,635	4,417,585	$(13,938)	$(309,625)	$(3,644)	$30,470
Stock awards net settlement	134,561	1	(4,404)	—	—	—	—	(4,403)
Retirement of convertible debt	2,176,501	2	44,809	—	—	—	—	44,811
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	5,941	—	—	—	—	5,941
Other comprehensive income (loss)	—	—	—	—	—	—	178	178
Net loss	—	—	—	—	—	(17,517)	—	(17,517)
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	647,401	1	(20,222)	—	—	—	—	(20,221)
Proceeds from employee stock plans	26,774	—	1,364	—	—	—	—	1,364
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	12,058	—	—	—	—	12,058
Other comprehensive income (loss)	—	—	—	—	—	—	(84)	(84)
Net loss	—	—	—	—	—	(39,943)	—	(39,943)
Balance at June 30, 2020	43,304,461	$48	$553,696	4,680,723	$(29,847)	$(401,732)	$(3,995)	$118,170

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	815,976	1	(18,643)	—	—	—	—	(18,642)
Proceeds from employee stock plans	35,340	—	943	—	—	—	—	943
Retirement of convertible debt	2,176,501	2	44,809	—	—	—	—	44,811
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	11,995	—	—	—	—	11,995
Other comprehensive income (loss)	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	(34,434)	—	(34,434)
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, and stockholders' equity for the three and six months ended June 30, 2020 and 2019.

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

Risks and uncertainties

Coronavirus ("COVID-19") continues to spread throughout the U.S. and the world and compliance with the various containment measures implemented by governmental authorities has impacted the Company's business, as well as the businesses of its customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic, and as a result, the Company is unable to predict the full impact that COVID-19 will have on its results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. For a full discussion on the ongoing impact of COVID-19 to the Company's business, please see "We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic" under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $209.2 million and $273.1 million at June 30, 2020 and December 31, 2019, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

        Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $19.6 million and $21.2 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred costs was $1.4 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

        Deferred implementation costs

        The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $3.5 million and $4.4 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred implementation costs was $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

        Recently adopted accounting pronouncements

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method and there was no material impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. The Company recognized a $2.4 million expense related to the provision for credit losses in the first half of 2020 representing the Company’s estimate of additional allowance for doubtful accounts related to trade receivables due to increased credit risk from uncertain economic conditions caused by COVID-19. The Company also recorded a write-off of a portion of the allowance of doubtful accounts related to the increased credit risks of $0.5 million during the three months ended June 30, 2020.

        Recently issued accounting pronouncements not yet adopted

        With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

        Deferred Revenue

        For the three months ended June 30, 2020 and 2019, the Company recognized approximately $48.8 million and $43.7 million, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized approximately $84.0 million and $67.1 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

        Performance Obligations

         As of June 30, 2020, the Company expects to recognize approximately $374.5 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $180.8 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.

4. Disaggregation of Revenue

        Revenue by Geography

        The geographic information in the table below is presented for the three and six months ended June 30, 2020 and 2019. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$20,715	32%	$20,862	33%	$42,515	33%	$40,642	34%
Europe	17,682	28%	18,720	29%	37,612	29%	36,007	30%
The rest of the world	25,350	40%	24,296	38%	49,931	38%	43,360	36%
Total revenue	$63,747	100%	$63,878	100%	$130,058	100%	$120,009	100%

5. Leases

        The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 13 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

        In February 2020, the Company entered into an agreement with a computer infrastructure vendor which resulted in future consideration to be paid by the Company for services provided. The Company accounted for this agreement as an operating lease and as a result obtained a $1.5 million right-of-use asset in exchange for a new lease liability of the same amount at lease inception.

        As of June 30, 2020, the Company did not have any finance leases.

        Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$1,973	$1,866	$3,600	$2,882

        As of June 30, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2020	$3,744
2021	9,106
2022	8,470
2023	4,902
2024	4,952
2025 and thereafter	34,082
Total operating lease payments	65,256
Less: Imputed interest	(23,600)
Less: Anticipated lease incentive	(10,226)
Total operating lease liabilities	$31,430

6. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(17,208)	$(17,517)	$(39,943)	$(34,434)
Denominator:
Weighted average shares (basic)	43,304	39,413	43,203	38,518
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	43,304	39,413	43,203	38,518
Basic loss per share	$(0.40)	$(0.44)	$(0.92)	$(0.89)
Diluted loss per share	$(0.40)	$(0.44)	$(0.92)	$(0.89)

        Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.2 million and 2.0 million for the three months ended June 30, 2020 and 2019, respectively, and 1.4 million and

2.0 million for the six months ended June 30, 2020 and 2019, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 2.2 million for the three and six months ended June 30, 2020 and 4.8 million for the three and six months ended June 30, 2019, respectively.

7. Noncash Share-based Compensation

        The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of June 30, 2020, 1,857,201 shares remain available for issuance under the 2017 Stock Plan.

        The following table presents the number of shares or units outstanding for each award type as of June 30, 2020 and December 31, 2019, respectively, (in thousands):

Award type	June 30, 2020	December 31, 2019
Restricted stock units (time-based)	1,674	1,893
Restricted stock units (performance-based)	190	114
Stock appreciation rights	32	65
Market stock units	157	267

During the three months ended June 30, 2020, the Company granted 173,060 RSUs with a weighted average grant-date fair value of $31.29 per share. The Company granted no stock options, SARs, performance-based RSUs ("PRSUs") or market stock units ("MSUs") during this period.

During the six months ended June 30, 2020, the Company granted 632,559 RSUs (time-based) with a weighted average grant-date fair value of $56.67 per share. The Company also granted 76,200 PRSUs with a weighted average grant-date fair value of $54.23 to certain executive employees during the six months ended June 30, 2020. These PRSUs vest on January 13, 2023 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the six months ended June 30, 2020.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation:
Cost of revenue	$502	$494	$1,026	$1,032
Operating expenses:
Selling and marketing	1,965	1,414	3,831	2,814
General and administrative	1,917	2,808	4,367	5,620
Research and development	1,368	1,263	2,875	2,559
Total included in operating expenses	5,250	5,485	11,073	10,993
Total share-based compensation expense	$5,752	$5,979	$12,099	$12,025

        At June 30, 2020, the Company had an estimated $59.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.9 years.

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

An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and six months ended June 30, 2020, the Company issued zero and 26,774 shares, respectively, under the ESPP. As of June 30, 2020, 113,477 shares remain authorized and available for issuance under the ESPP. As of June 30, 2020, the Company held approximately $1.5 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

        The following is a summary of the Company's convertible senior notes as of June 30, 2020 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$114,131	1%

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

As of June 30, 2020, the 2024 Notes are not yet convertible and their remaining term is approximately 46 months.

As of June 30, 2020 and December 31, 2019, the fair value of the principal amount of the 2024 Notes was $138.1 million and $163.2 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The 2024 Notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal	$143,750	$143,750
Less: debt discount and issuance cost, net of amortization	(29,619)	(33,046)
Net carrying amount	$114,131	$110,704

Equity component(1)	$32,883	$32,883
(1)  Recorded within additional paid-in capital in the unaudited condensed consolidated balance sheet. As of June 30, 2020 and December 31, 2019, it included $32.9 million related to the 2024 Notes, which was net of $1.1 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coupon interest	$359	$1,106	$719	$2,356
Amortization of debt issuance costs	158	341	314	706
Amortization of debt discount	1,568	2,827	3,114	5,568
Total	$2,085	$4,274	$4,147	$8,630

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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of June 30, 2020 was $52.0 million for the remaining period through the expiration of the agreement.

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

COVID-19 Impact

        In March 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in governmental authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Compliance with these measures by us and by our customers has impacted our business, as well as the businesses of our customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. In particular, in the travel industry, our airline customers are managing historic declines in demand for travel globally. If a significant number of our customers are unable to continue as a going concern or otherwise seek to avoid their contracts with us as part of filing for bankruptcy protection, this would have an adverse impact on our business and financial condition. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic, and as a result, we are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. For a full discussion on the ongoing impact of COVID-19 to our business, please see "We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic" under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Q2 2020 Financial Overview

In the second quarter of 2020, subscription revenue increased 21% and 30%, respectively for the three and six months ended June 30, 2020 as compared to the same periods in 2019. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) of 8% and 14%, respectively, as compared to the three and six months of 2019, and accounted for 85% and 84% of total revenue for the three and six months ended June 30, 2020, respectively.

Cash used in operating activities was $47.0 million for the six months ended June 30, 2020, as compared to $11.6 million for the six months ended June 30, 2019. The increase in net cash used in operating activities was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and customer requests to defer payments to the second half of fiscal year 2020. In addition, in response to the economic conditions caused by COVID-19, several customers delayed payments we expected to receive in the quarter which had an adverse impact on our reported net cash used in operating activities.

        Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended June 30, 2020 was $23.5 million, compared to $5.2 million for the three months ended June 30, 2019. Free cash flow used during the six months ended June 30, 2020 was $49.0 million, compared to $14.8 million for the six months ended June 30, 2019. This increase was primarily attributable to a $35.3 million increase in net cash used in operating activities primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and customer requests to defer payments to the second half of fiscal year 2020. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(22,782)	$(3,549)	$(46,955)	$(11,644)
Purchase of property and equipment (excluding new headquarters)	(306)	(1,658)	(1,263)	(2,269)
Purchase of intangible assets	—	—	—	(50)
Capitalized internal-use software development costs	(394)	—	(806)	(868)
Free Cash Flow	$(23,482)	$(5,207)	$(49,024)	$(14,831)

Factors Affecting Our Performance

        Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•COVID-19 Global Impact. The global economy has been significantly and negatively impacted by COVID-19, and the scope and duration of the outbreak and timeframe for economic recovery is uncertain. The travel industry, a sector served by our solutions, has been particularly adversely impacted. For example, unprecedented declines in travel demand have forced airlines, including some of our customers, to respond by significantly reducing capacity, grounding flights, reducing personnel, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. The global workplace environment has also substantially changed in the wake of COVID-19. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been working remotely since March 16, 2020. In addition, most of our customers are also working remotely, which in some cases has delayed, and may continue to impact the timing of new business and implementations of our solutions. The duration and extent of the impact of COVID-19 continues to be unknown and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer churn.

•COVID-19 Financial Impact. As compared to our expectations prior to COVID-19, the global economic impact of COVID-19 adversely impacted our revenue, bad debt expense and operating cash flow during the quarter ended June 30, 2020. We expect that customer bookings and the related revenue and cash flows will continue to be lower than anticipated prior to the pandemic as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic. In addition, certain customers have requested, and we expect will continue to request, relief to existing contracts and the impact of those is uncertain. For example, some customers and prospective customers are delaying projects while they address immediate financial difficulties in their operations, renegotiating existing contracts, and in limited cases filing for bankruptcy protection.

•Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. For example, buyers often prefer not to interact with a sales representative as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy, particularly during the current pandemic environment. In response, we believe that businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly across our customers’ direct sales, online, mobile and partner channels and have personalized experiences however they choose to buy.

•Continued Investments. In light of COVID-19, we are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our recurring revenues. While we incurred losses in the first half of 2020, we believe our market is large and underpenetrated and therefore we intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies and develop new applications and technologies. While we continue to hire for certain strategic positions, we have slowed our rate of hiring in reaction to the COVID-19 environment.

•Cloud Migrations. Sales of our cloud-based solutions have, and we expect future sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue, as existing customers migrate from our licensed solutions to our cloud solutions.

•Sales Mix Impacts Subscription Revenue Recognition Timing. The mix of subscription services and professional services can create revenue variability in given periods based on the nature and scope of services sold together. Professional services that are deemed to be distinct from the subscription services are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined the professional services are not considered distinct, the professional services and the subscription services are considered to be a single performance obligation and all revenue is recognized over the contractual term of the subscription beginning on the date subscription services are made available to the customer, resulting in a deferral of revenue and revenue recognized over a shorter period of time, which would have a negative near-term financial impact.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	66%	55%	66%	55%
Maintenance and support	18	24	19	25
Total subscription, maintenance and support	85	79	84	80
Services	15	21	16	20
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	15	19	16
Maintenance and support	4	4	4	5
Total cost of subscription, maintenance and support	24	20	24	21
Services	17	17	18	16
Total cost of revenue	41	37	42	37
Gross profit	59	63	58	63
Operating Expenses:
Selling and marketing	33	36	35	37
General and administrative	21	19	22	20
Research and development	29	27	29	28
Total operating expenses	83	82	86	84
Convertible debt interest and amortization	(3)	(7)	(3)	(7)
Other income net	—	(1)	1	—
Loss before income tax provision	(27)	(27)	(30)	(28)
Income tax provision	—	—	—	—
Net loss	(27)%	(27)%	(31)%	(29)%

        Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Subscription	$42,377	$35,108	$7,269	21%	$85,547	$66,029	$19,518	30%
Maintenance and support	11,741	15,040	(3,299)	(22)%	24,264	30,367	(6,103)	(20)%
Total subscription, maintenance and support	54,118	50,148	3,970	8%	109,811	96,396	13,415	14%
Services	9,629	13,730	(4,101)	(30)%	20,247	23,613	(3,366)	(14)%
Total revenue	$63,747	$63,878	$(131)	—%	$130,058	$120,009	$10,049	8%

Subscription revenue. Subscription revenue increased primarily due to an increased number of customer subscription contracts as compared to the prior year. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue. Due to the uncertain economic conditions caused by COVID-19, we expect subscription revenue to grow at a slower pace.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of migrating existing maintenance customers to our cloud solutions and to a lesser extent customer churn. We expect maintenance revenue to continue to decline over time as we migrate existing maintenance customers to our cloud solutions.

Services revenue. Services revenue decreased primarily as a result of performing implementation services for a reduced number of customers than in the prior year due to the impact of COVID-19. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period. Due to the uncertain economic conditions caused by COVID-19, we expect a decline in services revenue.

        Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of subscription	$12,392	$9,819	$2,573	26%	$25,256	$19,605	$5,651	29%
Cost of maintenance and support	2,610	2,835	(225)	(8)%	5,400	5,637	(237)	(4)%
Total cost of subscription, maintenance and support	15,002	12,654	2,348	19%	30,656	25,242	5,414	21%
Cost of services	10,948	10,929	19	—%	24,021	19,131	4,890	26%
Total cost of revenue	25,950	23,583	2,367	10%	54,677	44,373	10,304	23%
Gross profit	$37,797	$40,295	$(2,498)	(6)%	$75,381	$75,636	$(255)	—%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base and increased employee-related costs driven by higher headcount. Our subscription gross profit percentages were 71% and 72% for the three months ended June 30, 2020 and 2019, respectively, and 70% for the six months ended June 30, 2020 and 2019.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs. Maintenance and support gross profit percentages were 78% for the three and six months ended June 30, 2020, and 81% for the three and six months ended June 30, 2019.

Cost of services. Cost of services remained relatively unchanged for the three months ended June 30, 2020. Cost of services for the six months ended June 30, 2020 increased primarily due to increased employee-related costs driven by higher headcount and third party system integrators to support our current customer implementations, partially offset by a decrease in travel expenses. Services gross profit percentages for the three months ended June 30, 2020 and 2019, were (14)% and 20%, respectively. Services gross profit percentages for the six months ended June 30, 2020 and 2019, were (19)% and 19%, respectively. The decrease in services gross profit percentages was primarily attributed to a decrease in services revenue and an increase in headcount and in third party system integrators used to support customer implementations in 2020 as compared to 2019. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our effective man-day rates, our utilization of third party system integrators and the utilization of our professional services personnel.

Gross profit. Overall gross profit decreased for the three months ended June 30, 2020 primarily due to an increase in total cost of revenue when total revenue remained unchanged for the period. The decrease in gross profit percentage primarily related to the decrease in services gross profit percentage for the period. Gross profit remained relatively consistent for the six months ended June 30, 2020.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Selling and marketing	$21,011	$22,945	$(1,934)	(8)%	$45,931	$44,430	$1,501	3%
General and administrative	13,528	12,040	1,488	12%	28,408	23,707	4,701	20%
Research and development	18,397	17,455	942	5%	37,533	33,254	4,279	13%
Total operating expenses	$52,936	$52,440	$496	1%	$111,872	$101,391	$10,481	10%

Selling and marketing expenses. The three-month decrease in sales and marketing expenses was primarily due to a decrease of $2.2 million in travel expenses and a $0.9 million decrease in expenses for sales and marketing events, partially offset by an increase of $1.2 million in employee-related costs driven by higher headcount. The six-month increase was primarily due to an increase of $4.2 million in employee-related costs driven by higher headcount as we continue to focus on adding new customers and increasing penetration within our existing customer base, and a $0.3 million increase in overhead costs. The increase was partially offset by a $2.4 million decrease in travel expenses and $0.6 million in expenses in sales and marketing events.

General and administrative expenses. General and administrative expenses increased primarily due to an increase of bad debt expense recognized as a result of increased credit risk from uncertain economic conditions caused by COVID-19 and the bankruptcy of several customers.

Research and development expenses. The three-month increase in research and development expenses was primarily due to a $1.2 million increase in employee-related costs driven by higher headcount, partially offset by a $0.3 million decrease in travel, facility and other overhead expenses. The six-month increase was primarily due to a $4.1 million increase in employee-related costs driven by higher headcount and an increase of $0.2 million in facility and other overhead expenses.

Other income (expense), net:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Convertible debt interest and amortization	$(2,085)	$(4,274)	$2,189	(51)%	$(4,147)	$(8,630)	$4,483	(52)%
Other income (expense), net	$146	$(862)	$1,008	(117)%	$977	$409	$568	139%

Convertible debt interest and amortization. The convertible debt expense for the three and six months ended June 30, 2020 and 2019 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of our settlement of the 2019 Notes and 2047 Notes during 2019.

Other income (expense), net. The change in other income (expense), net for the three and six months ended June 30, 2020, primarily related to $2.3 million loss on debt extinguishment recognized in the second quarter of 2019 related to our 2019 Notes which was partially offset by a decrease in interest income during the periods.

        Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Effective tax rate	(0.8)%	(1.4)%	n/a	n/a	(0.7)%	(1.3)%	n/a	n/a
Income tax provision	$130	$236	$(106)	(45)%	$282	$458	$(176)	(38)%

Income tax provision. The tax provision for the three and six months ended June 30, 2020 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.8)% and (0.7)% for the three and six months ended June 30, 2020, respectively, and (1.4)% and (1.3)% for the three and six months ended June 30, 2019, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets and foreign and state taxes not based on income. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (0.8)% and (0.7)% for the three and six months ended June 30, 2020, respectively, and (1.4)% and (1.3)% for the three and six months ended June 30, 2019, respectively, is due to foreign income taxes and state taxes not based on pre-tax income.

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

We continue to monitor for tax developments and new legislation and regulation in each of the jurisdictions we operate in. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2020.

Liquidity and Capital Resources

        At June 30, 2020, we had $220.2 million of cash and cash equivalents and $130.7 million of working capital as compared to $306.1 million of cash and cash equivalents and $189.8 million of working capital at December 31, 2019.

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

        We believe our existing cash, cash equivalents, including funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, expansion into complementary businesses, and the impact of COVID-19, including the pace and timing of adoption and implementation of our solutions, relief to existing contracts and customer churn. If such need arises, we may raise additional funds through equity or debt financings. However, the recent COVID-19 pandemic caused some disruption in the capital markets and further disruption could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. During the period of uncertainty and volatility related to COVID-19, we will continue to monitor our liquidity.

        The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Net cash used in operating activities	$(46,955)	$(11,644)
Net cash used in investing activities	(20,004)	(3,293)
Net cash (used in) provided by financing activities	(18,857)	48,982
Cash and cash equivalents (beginning of period)	306,077	295,476
Cash and cash equivalents (end of period)	$220,157	$329,562

Operating Activities

        Net cash used in operating activities for the six months ended June 30, 2020 was $47.0 million. The $35.3 million increase in cash used as compared to 2019 was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year and customer requests to defer payments to the second half of fiscal year 2020. In addition, in response to the economic conditions caused by COVID-19, several customers delayed payments we expected to receive in the quarter which had an adverse impact on our reported net cash used in operating activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $20.0 million, which was primarily related to capital expenditures of $19.2 million mainly attributable to the build out of our new headquarters and $0.8 million related to capitalized internal-use software development costs on our subscription service solutions.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $18.9 million, which was attributable to $20.2 million paid for tax withholdings on vesting of employee share-based awards, partially offset by proceeds from employee stock plans of $1.4 million.

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

Credit facility

There were no outstanding borrowings under the Revolver as of June 30, 2020. As of June 30, 2020, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2020 and 2019, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2020 would result in a loss of approximately $0.2 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and six months ended June 30, 2020 by approximately $0.4 million and $0.7 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

        We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Interest Rate Risk

        We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of June 30, 2020, we had no borrowings under the Revolver.

        As of June 30, 2020, we had outstanding principal amount of $143.8 million of the 2024 Notes which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

        We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on our evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

        There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report with the exception of the following risk factor:

        We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

        The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects, including from the spread of COVID-19, they have decreased spending on technology initiatives and in some cases stalled or halted various technology projects. Certain customers have requested, and we expect will continue to request, relief to existing contracts and the impact of those is uncertain. For example, some customers and prospective customers are delaying projects while they address immediate financial difficulties in their operations, renegotiating existing contracts, and in limited cases filing for bankruptcy protection. If a significant number of our customers are unable to continue as a going concern or make their contractually obligated payments to us, this would have an adverse impact on our business and financial condition. We may also have difficulty forecasting our bookings, revenue and cash flows given the tremendous uncertainty regarding the extent and duration of the pandemic.

As compared to our expectations prior to COVID-19, the global economic impact of COVID-19 adversely impacted our revenue, bad debt expense and operating cash flow during the quarter ended June 30, 2020. We expect that customer bookings and the related revenue and cash flows will continue to be lower than anticipated prior to the pandemic as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic.

As COVID-19 has continued to spread throughout the U.S. and the world, a number of governmental authorities have implemented or reinstated numerous severe measures in an attempt to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Compliance with these measures by us and by our customers has impacted our business, as well as the businesses of our customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. In particular, in the travel industry, our airline customers are experiencing unprecedented declines in demand for travel globally. Airline travel demand may remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available, and recovery in airline travel demand from COVID-19 may not follow a linear path. As a result, new demand for our airline solutions has been limited during COVID-19, and we expect that new demand for these solutions will continue to be limited in the near term. In addition, implementation projects have been delayed and may continue to be delayed by current travel industry customers. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic, and as a result, we are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures.

        To support the health and well-being of our employees, customers, partners and communities, we implemented and expect to continue a work-from-home policy for substantially all our employees and materially limited business travel through the end of 2020, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While almost all of our operations have been performed remotely since March 2020, and we have not experienced any material interruptions to our operations to date, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or delays to school calendars or family who become sick), and employees may become sick themselves and be unable to work. The disruptions caused by COVID-19, including the limitations on meeting in-person with existing and potential customers and amongst our teams, may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate through remote work arrangements. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners or customers, our results of operations and overall financial performance will be harmed. Furthermore, we have and may continue to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our product development and rate of innovation, either of which could seriously harm our business. Given the continued spread of COVID-19 and the resultant personal, economic and governmental reactions, we may have to take additional actions in the future that could further harm our business and financial performance.

The impacts of COVID-19 on our business, customers, partners, employees, markets and financial results and condition continue to be uncertain, evolving, dynamic and dependent on numerous unpredictable factors outside of our control, including:

•the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business more specifically;

•the mitigation, treatment and other related measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures;

•the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments in response to COVID-19;

•the duration and impact of the numerous measures implemented by governmental authorities throughout the United States and internationally to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns;

•the impact of COVID-19 on overall long-term demand for air travel, including the impact on overall demand for business travel as a result of increased usage of teleconferencing and other technologies;

•the impact of COVID-19 on the financial health and operations of our current and prospective customers and partners, including the increase in business failures among our customers and other businesses;

•the pace and extent to which our customers and other businesses reduce their number of employees and other compensated individuals;

•the possibility of failure of our operating facilities, computer systems or communication systems during a catastrophic event, including COVID-19;

•the willingness of current and prospective clients to invest in our products and services;

•the willingness of current and prospective clients to buy and install products and services remotely; and

•the satisfaction of customers with product and service remote delivery and support.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

More generally, COVID-19 is causing an extended global economic downturn and has caused volatility in financial markets, which has affected, and likely will continue to affect, demand for our products and services and has impacted our results and financial condition. The impact of COVID-19 will likely continue even after the pandemic is contained, vaccines or other widely accepted treatments become available and the containment measures are lifted. For example, we may be unable to collect receivables from or renew subscription agreements with those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because our subscription revenue is recognized over time. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2020, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

10.1	Offer Letter, dated May 12, 2020, by and between PROS Canada Operations, Ltd., and Les Rechan.		8-K	5/13/2020

10.2	Employment Agreement, dated as of May 13, 2020, by and between PROS Canada Operations, Ltd., PROS Holdings, Inc. and Les Rechan.		8-K	5/13/2020

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

July 30, 2020	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 30, 2020	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)