Form 10-Q
period 2020-09-30
PROS Holdings, Inc.
filed 2020-10-29
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to .

Commission File Number: 001-33554
___________________________________________________________________________
PROS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	76-0168604
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 Kirby Drive, Suite 600					77098
Houston	TX
(Address of Principal Executive Offices)					(Zip Code)
		(713)	335-5151
(Registrant's telephone number, including area code)

		3100 Main Street, Suite 900	Houston	TX	77002
(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock $0.001 par value per share	PRO	New York Stock Exchange

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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 43,434,985 as of October 22, 2020.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2020

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$322,352	$306,077
Trade and other receivables, net of allowance of $4,616 and $214, respectively	67,940	65,074
Deferred costs, current	5,917	5,756
Prepaid and other current assets	9,010	9,038
Total current assets	405,219	385,945
Property and equipment, net	35,994	14,794
Operating lease right-of-use assets	31,030	26,550
Deferred costs, noncurrent	12,974	15,478
Intangibles, net	9,869	14,605
Goodwill	49,560	49,104
Other assets, noncurrent	6,796	6,831
Total assets	$551,442	$513,307
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$14,014	$9,098
Accrued liabilities	11,906	22,748
Accrued payroll and other employee benefits	22,017	32,656
Operating lease liabilities, current	5,132	7,173
Deferred revenue, current	106,547	124,459
Total current liabilities	159,616	196,134
Deferred revenue, noncurrent	11,493	17,801
Convertible debt, net	214,751	110,704
Operating lease liabilities, noncurrent	35,218	22,391
Other liabilities, noncurrent	1,330	1,281
Total liabilities	422,408	348,311
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,030,340 and 47,310,846 shares issued, respectively; 43,349,617 and 42,630,123 shares outstanding, respectively	48	47
Additional paid-in capital	583,284	560,496
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(420,589)	(361,789)
Accumulated other comprehensive loss	(3,862)	(3,911)
Total stockholders' equity	129,034	164,996
Total liabilities and stockholders' equity	$551,442	$513,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$42,029	$38,592	$127,576	$104,621
Maintenance and support	10,765	14,405	35,029	44,772
Total subscription, maintenance and support	52,794	52,997	162,605	149,393
Services	8,714	11,153	28,961	34,766
Total revenue	61,508	64,150	191,566	184,159
Cost of revenue:
Subscription	12,897	11,090	38,153	30,695
Maintenance and support	2,177	2,632	7,577	8,269
Total cost of subscription, maintenance and support	15,074	13,722	45,730	38,964
Services	9,563	12,661	33,584	31,792
Total cost of revenue	24,637	26,383	79,314	70,756
Gross profit	36,871	37,767	112,252	113,403
Operating expenses:
Selling and marketing	21,951	21,600	67,882	66,030
General and administrative	11,948	11,553	40,356	35,260
Research and development	19,135	16,878	56,668	50,132
Acquisition-related	—	248	—	248
Loss from operations	(16,163)	(12,512)	(52,654)	(38,267)
Convertible debt interest and amortization	(2,498)	(3,717)	(6,645)	(12,347)
Other income (expense), net	122	(1,010)	1,099	(601)
Loss before income tax provision	(18,539)	(17,239)	(58,200)	(51,215)
Income tax provision	318	108	600	566
Net loss	$(18,857)	$(17,347)	$(58,800)	$(51,781)

Net loss per share:
Basic and diluted	$(0.44)	$(0.42)	$(1.36)	$(1.31)
Weighted average number of shares:
Basic and diluted	43,347	41,276	43,251	39,438
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$133	$(658)	$49	$(750)
Other comprehensive income (loss), net of tax	133	(658)	49	(750)
Comprehensive loss	$(18,724)	$(18,005)	$(58,751)	$(52,531)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(58,800)	$(51,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,584	10,264
Amortization of debt discount and issuance costs	5,456	9,159
Share-based compensation	18,477	18,234
Provision for doubtful accounts	5,549	—
Loss on debt extinguishment	—	5,000
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(8,584)	(13,888)
Deferred costs	2,343	(3,124)
Prepaid expenses and other assets	131	(4,582)
Accounts payable and other liabilities	9,344	(492)
Accrued liabilities	(11,500)	9,877
Accrued payroll and other employee benefits	(10,601)	2,717
Deferred revenue	(24,240)	11,009
Net cash used in operating activities	(61,841)	(7,607)
Investing activities:
Purchases of property and equipment	(23,551)	(3,360)
Capitalized internal-use software development costs	(1,265)	(1,021)
Acquisition of Travelaer, net of cash acquired	—	(10,510)
Investment in equity securities	(113)	(180)
Purchase of intangible assets	—	(50)
Net cash used in investing activities	(24,929)	(15,121)
Financing activities:
Proceeds from employee stock plans	2,824	1,995
Tax withholding related to net share settlement of stock awards	(20,334)	(21,598)
Proceeds from issuance of convertible debt, net	146,925	140,156
Debt issuance cost related to convertible debt	(675)	(860)
Purchase of capped call	(25,335)	(16,445)
Settlement of convertible debt	—	(76,018)
Proceeds from termination of bond hedge	—	64,819
Payment for termination of warrant	—	(45,243)
Net cash provided by financing activities	103,405	46,806
Effect of foreign currency rates on cash	(360)	(392)
Net change in cash and cash equivalents	16,275	23,686
Cash and cash equivalents:
Beginning of period	306,077	295,476
End of period	$322,352	$319,162

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$3,040	$422
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2020	43,304,461	$48	$553,696	4,680,723	$(29,847)	$(401,732)	$(3,995)	$118,170
Stock awards net settlement	6,473	—	(113)	—	—	—	—	(113)
Proceeds from employee stock plans	38,683	—	1,460	—	—	—	—	1,460
Equity component of the convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of capped call	—	—	(25,335)	—	—	—	—	(25,335)
Noncash share-based compensation	—	—	6,361	—	—	—	—	6,361
Other comprehensive income (loss)	—	—	—	—	—	—	133	133
Net loss	—	—	—	—	—	(18,857)	—	(18,857)
Balance at September 30, 2020	43,349,617	$48	$583,284	4,680,723	$(29,847)	$(420,589)	$(3,862)	$129,034

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2019	40,183,723	$45	$439,995	4,417,585	$(13,938)	$(327,142)	$(3,466)	$95,494
Stock awards net settlement	69,764	—	(2,956)	—	—	—	—	(2,956)
Proceeds from employee stock plans	39,964	—	1,052	—	—	—	—	1,052
Retirement of convertible debt	1,749,176	2	74,176	—	—	—	—	74,178
Noncash share-based compensation	—	—	6,189	—	—	—	—	6,189
Other comprehensive income (loss)	—	—	—	—	—	—	(658)	(658)
Net loss	—	—	—	—	—	(17,347)	—	(17,347)
Balance at September 30, 2019	42,042,627	$47	$518,456	4,417,585	$(13,938)	$(344,489)	$(4,124)	$155,952

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	653,874	1	(20,335)	—	—	—	—	(20,334)
Proceeds from employee stock plans	65,457	—	2,824	—	—	—	—	2,824
Equity component of the convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of capped call	—	—	(25,335)	—	—	—	—	(25,335)
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	18,419	—	—	—	—	18,419
Other comprehensive income (loss)	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	(58,800)	—	(58,800)
Balance at September 30, 2020	43,349,617	$48	$583,284	4,680,723	$(29,847)	$(420,589)	$(3,862)	$129,034

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	885,740	1	(21,599)	—	—	—	—	(21,598)
Proceeds from employee stock plans	75,304	—	1,995	—	—	—	—	1,995
Retirement of convertible debt	3,925,677	4	118,985	—	—	—	—	118,989
Termination of bond hedge	—	—	64,819	—	—	—	—	64,819
Termination of warrant	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of the convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of capped call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	18,184	—	—	—	—	18,184
Other comprehensive income (loss)	—	—	—	—	—	—	(750)	(750)
Net loss	—	—	—	—	—	(51,781)	—	(51,781)
Balance at September 30, 2019	42,042,627	$47	$518,456	4,417,585	$(13,938)	$(344,489)	$(4,124)	$155,952
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, cash flows for the nine months ended September 30, 2020 and 2019, and stockholders' equity for the three and nine months ended September 30, 2020 and 2019.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. This insignificant reclassification had no effect on the reported results of operations. License revenue and license cost of revenue are now combined with subscription revenue and subscription cost of revenue, respectively.

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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $181.3 million and $273.1 million at September 30, 2020 and December 31, 2019, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $18.9 million and $21.2 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred costs was $1.5 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $4.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $3.2 million and $4.4 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for the deferred implementation costs was $0.4 million for the three months ended September 30, 2020 and 2019 and $1.4 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Recently adopted accounting pronouncements

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method and there was no material impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. As of September 30, 2020, the Company has recorded allowance for doubtful accounts related to trade receivables of $4.6 million primarily due to increased credit risk from uncertain economic conditions caused by COVID-19.

    Recently issued accounting pronouncements not yet adopted

    In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company is currently assessing the impact of the adoption of the standard on its financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended September 30, 2020 and 2019, the Company recognized approximately $45.3 million and $45.1 million, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized approximately $107.2 million and $86.2 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

    Performance Obligations

     As of September 30, 2020, the Company expects to recognize approximately $366.8 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $175.4 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2020 and 2019. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$19,960	32%	$21,631	34%	$62,475	33%	$62,273	34%
Europe	18,827	31%	19,279	30%	56,439	29%	55,286	30%
The rest of the world	22,721	37%	23,240	36%	72,652	38%	66,600	36%
Total revenue	$61,508	100%	$64,150	100%	$191,566	100%	$184,159	100%

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

The Company accounted for the transaction as a business combination and all of the assets acquired and the liabilities assumed in the transaction have been recognized at their acquisition date fair values. The Company recorded approximately $2 million for developed technology and customer relationships with estimated useful lives of 7 years and 5 years, respectively. The Company recorded approximately $11 million of goodwill which is primarily related to the assembled workforce and expanded market opportunities from integrating Travelaer's technology with the Company's solutions. The goodwill balance is not deductible for U.S. income tax purposes.

6. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 13 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of September 30, 2020, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for operating lease liabilities	$5,672	$4,349
Right-of-use asset obtained in exchange for operating lease liability (1)	$11,544	$33,108
(1) For the nine months ended September 30, 2019, the balance included $26.9 million for operating leases existing on January 1, 2019 upon adoption of ASU 842.

    As of September 30, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2020	$1,607
2021	8,663
2022	10,316
2023	11,323
2024	5,365
2025	4,249
Thereafter	31,857
Total operating lease payments	73,380
Less: Imputed interest	(22,804)
Less: Anticipated lease incentive	(10,226)
Total operating lease liabilities	$40,350

7. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(18,857)	$(17,347)	$(58,800)	$(51,781)
Denominator:
Weighted average shares (basic)	43,347	41,276	43,251	39,438
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	43,347	41,276	43,251	39,438
Basic loss per share	$(0.44)	$(0.42)	$(1.36)	$(1.31)
Diluted loss per share	$(0.44)	$(0.42)	$(1.36)	$(1.31)

    Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.3 million and 2.1 million for the three months ended September 30, 2020 and 2019, respectively, and 1.3 million and 2.1 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and nine months ended September 30, 2020, and 3.1 million for the three and nine months ended September 30, 2019, respectively.

8. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of September 30, 2020, 1,912,191 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2020 and December 31, 2019, respectively, (in thousands):

Award type	September 30, 2020	December 31, 2019
Restricted stock units (time-based)	1,611	1,893
Restricted stock units (performance-based)	190	114
Stock appreciation rights	32	65
Market stock units	157	267

During the three months ended September 30, 2020, the Company granted 22,221 RSUs (time-based) with a weighted average grant-date fair value of $33.75 per share. The Company granted no stock options, SARs, performance-based RSUs ("PRSUs") or MSUs during this period.

During the nine months ended September 30, 2020, the Company granted 654,780 RSUs (time-based) with a weighted average grant-date fair value of $55.89 per share. The Company also granted 76,200 PRSUs with a weighted average grant-date fair value of $54.23 to certain executive employees during the nine months ended September 30, 2020. These PRSUs vest on January 13, 2023 and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The Company did not grant any stock options, SARs or MSUs during the nine months ended September 30, 2020.

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation:
Cost of revenue	$519	$503	$1,545	$1,535
Operating expenses:
Selling and marketing	1,727	1,515	5,558	4,329
General and administrative	2,593	2,901	6,960	8,521
Research and development	1,539	1,290	4,414	3,849
Total included in operating expenses	5,859	5,706	16,932	16,699
Total share-based compensation expense	$6,378	$6,209	$18,477	$18,234

    At September 30, 2020, the Company had an estimated $50.8 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

    The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three and nine months ended September 30, 2020, the Company issued 38,683 and 65,457 shares, respectively, under the ESPP. As of September 30, 2020, 74,794 shares remain authorized and available for issuance under the ESPP. As of September 30, 2020, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

9. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of September 30, 2020 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$115,880	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$98,871	2.25%

In September 2020, the Company issued the 2027 Notes in an aggregate principal amount of $150.0 million and in May 2019, the Company issued the 2024 Notes in an aggregate principal amount of $143.8 million. The interest rate for the 2027 Notes is fixed at 2.25% per year and the effective interest rate related to the amortization of the liability component is 8.5%, Interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. Interest related to the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The 2027 Notes mature on September 15, 2027 and the 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2027 Notes will initially be convertible into 23.9137 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $41.82 per share. Each $1,000 of principal of the 2024 Notes will initially be convertible into 15.1394 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $66.05 per share. The initial conversion price for the 2027 and the 2024 Notes is subject to adjustment upon the occurrence of certain specified events.

On or after June 15, 2027 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2027 Notes regardless of the contingent conversion conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2027 Notes.
Holders may convert their 2027 Notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2027 only under the following circumstances:

•during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period") in which the trading price per 2027 Note for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day;
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2020, if the last reported sale price of the common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or
•upon the occurrence of specified corporate events.

The 2024 and 2027 Notes, along with the previously issued convertible notes with original due dates in 2019 and 2047 (the "2019 Notes" and "2047 Notes," and together with the 2024 and 2027 Notes, collectively, the "Notes"), are general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries). The 2019 Notes and 2047 Notes were settled as of December 31, 2019 and no longer remain outstanding.

As of September 30, 2020, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 83 months and 43 months, respectively.

As of September 30, 2020 and December 31, 2019, the fair value of the principal amount of the 2027 and 2024 Notes was $276.5 million and $163.2 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

    In accounting for the transaction costs for the Notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $2.8 million and $3.4 million for the 2027 and 2024 Notes, respectively, are being amortized to expense over the expected life of the notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.3 million and $1.1 million for the 2027 and 2024 Notes, respectively, were netted with the equity component in stockholders' equity.

The Notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal	$293,750	$143,750
Less: debt discount and issuance cost, net of amortization	(78,999)	(33,046)
Net carrying amount	$214,751	$110,704

Equity component(1)	$80,098	$32,883
(1)     Recorded within additional paid-in capital in the unaudited condensed consolidated balance sheet. As of September 30, 2020, it included $47.2 million and $32.9 million related to the 2027 and 2024 Notes, respectively, which was net of $1.3 million and $1.1 million issuance cost in equity, respectively. As of December 31, 2019, it included $32.9 million related to the 2024 Notes, which was net of $1.1 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coupon interest	$500	$863	$1,219	$3,219
Amortization of debt issuance costs	174	286	488	992
Amortization of debt discount	1,824	2,568	4,938	8,136
Total	$2,498	$3,717	$6,645	$12,347

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
    As of December 31, 2019, the Note Hedge was settled through certain note hedge termination agreements and exercise of any remaining Note Hedge. In 2019, the Company entered into certain warrant termination agreements which terminated certain of the Warrants that were entered into by the Company in connection with the offering of the 2019 Notes. The remaining Warrants expired in August 2020.

    Capped Call Transactions

    In September 2020 and in May 2019, in connection with the offering of the 2027 and 2024 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of Notes, and to effectively increase the overall conversion price of the 2027 Notes from $41.82 to $78.90 per share, and for the 2024 Notes from $66.05 to $101.62 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Call was $25.3 million and $16.4 million for the 2027 and 2024 Notes, respectively, and was recorded as part of additional paid-in capital.

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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of September 30, 2020 was $46.9 million for the remaining period through the expiration of the agreement.

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

COVID-19 Impact

    In March 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a pandemic. COVID-19 continues to spread throughout the world and has resulted in governmental authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Compliance with these measures by us and by our customers has impacted our business, as well as the businesses of our customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. In particular, in the travel industry, our airline customers are managing historic declines in demand for travel globally. If a significant number of our customers are unable to continue as a going concern, seek to avoid their contracts with us as part of filing for bankruptcy protection, or reduce their purchasing volumes following expiration of their current contracts, this would have an adverse impact on our business and financial condition. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic, and as a result, we are unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. For a full discussion on the ongoing impact of COVID-19 to our business, please see "We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic" under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Q3 2020 Financial Overview

In the third quarter of 2020, subscription revenue increased 9% and 22%, respectively for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Our continuing shift to a subscription-based revenue model also led to a growth of recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue as it accounted for 86% and 85% of total revenue for the three and nine months ended September 30, 2020, respectively, as compared to 83% and 81% for the three and nine months ended September 30, 2019. Our total revenue decreased 4% for the three months ended September 30, 2020 as compared to the same period in 2019, and increased 4% for the nine months ended September 30, 2020 as compared to 2019. Revenue in fiscal year 2020 has been impacted by slower customer bookings as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic.

Cash used in operating activities was $61.8 million for the nine months ended September 30, 2020, as compared to $7.6 million for the nine months ended September 30, 2019. The increase in net cash used in operating activities was driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year, deferred payment terms for certain customers impacted by the pandemic, and the impact of lower customer bookings as a result of the pandemic.

    Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended September 30, 2020 was $15.7 million, compared to free cash flow of $3.0 million for the three months ended September 30, 2019. Free cash flow used during the nine months ended September 30, 2020 was $64.8 million, compared to $11.8 million for the nine months ended September 30, 2019. This increase was primarily attributable to a $54.2 million increase in net cash used in operating activities driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year, deferred payment terms for certain customers impacted by the pandemic, and the impact of lower customer bookings as a result of the pandemic. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(14,886)	$4,037	$(61,841)	$(7,607)
Purchase of property and equipment (excluding new headquarters)	(384)	(876)	(1,647)	(3,145)
Purchase of intangible assets	—	—	—	(50)
Capitalized internal-use software development costs	(459)	(153)	(1,265)	(1,021)
Free Cash Flow	$(15,729)	$3,008	$(64,753)	$(11,823)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•COVID-19 Global Impact. The global economy has been significantly and negatively impacted by COVID-19, and the scope and duration of the outbreak and timeframe for economic recovery is uncertain. The travel industry, a sector served by our solutions, has been particularly adversely impacted. For example, unprecedented declines in travel demand have forced airlines, including some of our customers, to respond by significantly reducing capacity, grounding flights, reducing personnel, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. The global workplace environment has also substantially changed in the wake of COVID-19. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been primarily working remotely since March 16, 2020. In addition, many of our customers are also working primarily remotely, which in some cases has delayed, and may continue to impact the timing of new business and implementations of our solutions. The duration and extent of the impact of COVID-19 continues to be unknown and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer churn.

•COVID-19 Financial Impact. As compared to our expectations prior to COVID-19, the global economic impact of COVID-19 adversely impacted our revenue, bad debt expense and operating cash flow during the three and nine months ended September 30, 2020. We expect customer bookings and the related revenue and cash flows will continue to be lower than anticipated prior to the pandemic as a result of decreased demand for new subscriptions and services and delays to projects during the COVID-19 pandemic. In addition, certain customers have requested, and we expect will continue to request, relief to existing contracts and the impact of those is uncertain. For example, some customers and prospective customers are delaying projects while they address immediate financial difficulties in their operations, renegotiating existing contracts, and in limited cases filing for bankruptcy protection. Based on demand for their own products and services being down due to COVID-19, some of our customers, particularly those in the travel industry, may renew their subscriptions for our solutions at lower capacity levels for a lower annual fee. The impact on our revenue due to such reduced renewals, combined with other customer actions described in this paragraph, is uncertain.

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

•Continued Investments. In light of COVID-19, we are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our recurring revenues. While we incurred losses in the first nine months of 2020, we believe our market is large and underpenetrated and therefore we intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies. In reaction to the COVID-19 environment, we have slowed our overall rate of hiring while continuing to hire for certain strategic positions and have transferred personnel within the company and redeployed other resources to focus on current priorities.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	68%	60%	67%	57%
Maintenance and support	18	22	18	24
Total subscription, maintenance and support	86	83	85	81
Services	14	17	15	19
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	17	20	17
Maintenance and support	4	4	4	4
Total cost of subscription, maintenance and support	25	21	24	21
Services	16	20	18	17
Total cost of revenue	40	41	41	38
Gross profit	60	59	59	62
Operating Expenses:
Selling and marketing	36	34	35	36
General and administrative	19	18	21	19
Research and development	31	26	30	27
Acquisition-related	—	—	—	—
Impairment charge	—	—	—	—
Total operating expenses	86	78	86	82
Convertible debt interest and amortization	(4)	(6)	(3)	(7)
Other income net	—	(2)	1	—
Loss before income tax provision	(30)	(27)	(30)	(28)
Income tax provision	1	—	—	—
Net loss	(31)%	(27)%	(31)%	(28)%

    Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Subscription	$42,029	$38,592	$3,437	9%	$127,576	$104,621	$22,955	22%
Maintenance and support	10,765	14,405	(3,640)	(25)%	35,029	44,772	(9,743)	(22)%
Total subscription, maintenance and support	52,794	52,997	(203)	—%	162,605	149,393	13,212	9%
Services	8,714	11,153	(2,439)	(22)%	28,961	34,766	(5,805)	(17)%
Total revenue	$61,508	$64,150	$(2,642)	(4)%	$191,566	$184,159	$7,407	4%

Subscription revenue. Subscription revenue increased primarily due to an increased number of customer subscription contracts as compared to the prior year. For the three and nine months ended September 30, 2020, our subscription revenue growth was negatively impacted by an increase in customer churn mainly due to the impact of COVID-19. Our ability to maintain consistent customer attrition rates will directly impact our ability to continue to grow our subscription revenue. Due to the uncertain economic conditions caused by COVID-19, we expect subscription revenue to grow at a slower pace.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of migrating existing maintenance customers to our cloud solutions and to a lesser extent customer churn due to the impact of COVID-19. We expect maintenance revenue to continue to decline over time as we migrate existing maintenance customers to our cloud solutions.

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

    Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of subscription	$12,897	$11,090	$1,807	16%	$38,153	$30,695	$7,458	24%
Cost of maintenance and support	2,177	2,632	(455)	(17)%	7,577	8,269	(692)	(8)%
Total cost of subscription, maintenance and support	15,074	13,722	1,352	10%	45,730	38,964	6,766	17%
Cost of services	9,563	12,661	(3,098)	(24)%	33,584	31,792	1,792	6%
Total cost of revenue	24,637	26,383	(1,746)	(7)%	79,314	70,756	8,558	12%
Gross profit	$36,871	$37,767	$(896)	(2)%	$112,252	$113,403	$(1,151)	(1)%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base and increased employee-related costs driven by higher headcount. Our subscription gross profit percentages were 69% and 71% for the three months ended September 30, 2020 and 2019, respectively, and 70% and 71% for the nine months ended September 30, 2020 and 2019, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs. Maintenance and support gross profit percentages were 80% and 78% for the three and nine months ended September 30, 2020, respectively, and 82% for the three and nine months ended September 30, 2019.

Cost of services. Cost of services for the three months ended September 30, 2020 decreased primarily due to the lower utilization of third-party contractors and reduced travel expenses due to the COVID-19 pandemic. Cost of services for the nine months ended September 30, 2020 increased primarily due to increased employee-related costs driven by higher headcount partially offset by the lower utilization of third-party contractors and reduced travel expenses due to the COVID-19 pandemic. Services gross profit percentages for the three months ended September 30, 2020 improved primarily as a result of decreasing the utilization of higher cost third-party contractors. Services gross profit percentages decreased for the nine months ended September 30, 2020 primarily due to the decrease in services revenues and the increase in headcount. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our mix of our utilization of employees or third-party contractors, our effective man-day rates, our utilization of third-party system integrators and the utilization of our professional services personnel.

Gross profit. Overall gross profit remained relatively consistent for the three and nine months ended September 30, 2020.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Selling and marketing	$21,951	$21,600	$351	2%	$67,882	$66,030	$1,852	3%
General and administrative	11,948	11,553	395	3%	40,356	35,260	5,096	14%
Research and development	19,135	16,878	2,257	13%	56,668	50,132	6,536	13%
Acquisition-related	—	248	(248)	(100)%	—	248	(248)	(100)%
Total operating expenses	$53,034	$50,279	$2,755	5%	$164,906	$151,670	$13,236	9%

Selling and marketing expenses. Selling and marketing expense increased for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a $1.8 million increase in employee-related expenses driven by higher headcount and $0.6 million higher digital marketing expenses, partially offset by reduced travel expenses of $2.0 million due to the COVID-19 pandemic. The nine-month increase was primarily due to an increase of $5.9 million in employee-related costs driven by higher headcount as we continue to focus on adding new customers and increasing penetration within our existing customer base, and a $0.4 million increase in overhead and other non-personnel costs. The increase was partially offset by reduced travel expenses of $4.4 million due to the COVID-19 pandemic.

General and administrative expenses. The three and nine-month increase in general and administrative expenses was primarily due to an increase of $0.3 million and $5.5 million, respectively, in bad debt expense recognized as a result of increased credit risk from uncertain economic conditions caused by COVID-19 and the bankruptcy of several customers.

Research and development expenses. The three and nine-month increase in research and development expenses was primarily due to an increase of $2.2 million and $6.3 million, respectively, in employee-related costs driven by higher headcount and a slight increase in facility and other overhead expenses.

Acquisition-related expenses. Acquisition-related expenses were $0.2 million for the three and nine months ended September 30, 2019 and consisted primarily of integration costs and professional fees for our acquisition of Travelaer.

Other income (expense), net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Convertible debt interest and amortization	$(2,498)	$(3,717)	$1,219	(33)%	$(6,645)	$(12,347)	$5,702	(46)%
Other income (expense), net	$122	$(1,010)	$1,132	(112)%	$1,099	$(601)	$1,700	(283)%

Convertible debt interest and amortization. Convertible debt expense for the three and nine months ended September 30, 2020 and 2019 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of our settlement of the 2019 Notes and 2047 Notes during 2019.

Other income (expense), net. The change in other income (expense), net for the three and nine months ended September 30, 2020, primarily related to a $2.7 million and $5.0 million, respectively, loss on debt extinguishment recognized in the respective periods of 2019 related to our 2019 and 2047 Notes, which was partially offset by a decrease in interest income during the periods.

    Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Effective tax rate	(1.7)%	(0.6)%	n/a	n/a	(1.0)%	(1.1)%	n/a	n/a
Income tax provision	$318	$108	$210	194%	$600	$566	$34	6%

Income tax provision. The tax provision for the three and nine months ended September 30, 2020 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.7)% and (1.0)% for the three and nine months ended September 30, 2020, respectively, and (0.6)% and (1.1)% for the three and nine months ended September 30, 2019, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (1.7)% and (1.0)% for the three and nine months ended September 30, 2020, respectively, and (0.6)% and (1.1)% for the three and nine months ended September 30, 2019, respectively, is due to foreign income taxes and state taxes not based on pre-tax income.

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

We continue to monitor for tax developments and new legislation and regulation in each of the jurisdictions we operate in. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

    At September 30, 2020, we had $322.4 million of cash and cash equivalents and $245.6 million of working capital as compared to $306.1 million of cash and cash equivalents and $189.8 million of working capital at December 31, 2019.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The facility expires in July 2022. We issued the 2027 Notes in September 2020 and the 2024 Notes in May 2019 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors, the payments of our other liabilities and customer concessions. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Net cash used in operating activities	$(61,841)	$(7,607)
Net cash used in investing activities	(24,929)	(15,121)
Net cash provided by financing activities	103,405	46,806
Cash and cash equivalents (beginning of period)	306,077	295,476
Cash and cash equivalents (end of period)	$322,352	$319,162

Operating Activities

    Net cash used in operating activities for the nine months ended September 30, 2020 was $61.8 million. The $54.2 million increase in cash used as compared to 2019 was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and higher annual incentive payment as compared to prior year, customer requests to defer payments to the fourth quarter of fiscal year 2020 and early 2021 and the impact of lower customer bookings as a result of the pandemic.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $24.9 million, which was primarily related to capital expenditures of $23.6 million mainly attributable to the build out of our new headquarters which was committed prior to the pandemic, $1.3 million related to capitalized internal-use software development costs on our subscription service solutions and $0.1 million investment in equity securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $103.4 million, which was attributable to proceeds from the issuance of the 2027 Notes of $146.9 million and proceeds from employee stock plans of $2.8 million, partially offset by the purchase of a capped call of $25.3 million, $20.3 million paid for tax withholdings on vesting of employee share-based awards and payment for convertible debt issuance cost of $0.7 million.

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

Credit facility

There were no outstanding borrowings under the Revolver as of September 30, 2020. As of September 30, 2020, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2020 and 2019, we recorded an immaterial amount of amortization of debt issuance cost which is included in other expense, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2020 would result in a loss of approximately $0.5 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2020 by approximately $0.4 million and $1.2 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2020, we had no borrowings under the Revolver.

    As of September 30, 2020, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on our evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

    There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report with the exception of the following risk factors:

    We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As COVID-19 has continued to spread throughout the world, a number of governmental authorities have implemented or reinstated numerous severe measures in an attempt to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Compliance with these measures by us and by our prospects and customers has impacted our business, as well as the businesses of our customers, prospects, suppliers and other counterparties, and this impact could last for an indefinite period of time. For example, in the travel industry, our airline customers are experiencing unprecedented declines in demand for travel globally, airline travel demand may remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available, and recovery in airline travel demand from COVID-19 may not follow a linear path. The economic impact of COVID-19 has also adversely impacted a number of our prospects and customers, who have experienced, and may continue to experience, downturns or uncertainty in their own businesses. In response, some prospects and customers, particularly those in the travel industry, have decreased, and may continue to decrease, spending on technology initiatives, as well as stalled or halted implementation projects while they address their immediate financial difficulties, including in limited cases through filing for bankruptcy protection. In addition, certain customers have requested, and we expect will continue to request, concessions from existing contracts, and the extent and impact of future requests is uncertain. If a significant number of our customers are unable to make their contractually obligated payments to us, elect to file for bankruptcy protection, or otherwise choose to renew their current contracts for our solutions at lower usage levels, this would have an adverse impact on our business and financial condition. The impact on our revenue due to such reduced renewals, combined with other customer actions described in this paragraph, is uncertain.

As compared to our expectations prior to COVID-19, the global economic impact of COVID-19 adversely impacted our revenue, bad debt expense and operating cash flow during the three and nine months ended September 30, 2020. We expect that customer bookings and the related revenue and cash flows will continue to be lower than anticipated prior to the pandemic as a result of decreased demand for new subscriptions and services and delays to projects during the pandemic. In particular, new demand for our airline solutions has been limited during COVID-19, and we expect that new demand for our airline solutions will continue to be limited in the near term. In response, we have postponed or canceled, and may continue to postpone or cancel, planned investments in our business, which may impact our product development and rate of innovation, either of which could seriously harm our business. However, as there are no comparable recent events that provide guidance as to the effect of the spread of COVID-19, the resultant personal, economic and governmental reactions, or the extent and duration of the pandemic and containment measures, we are unable to forecast the full impact that COVID-19 will have on our bookings, revenue, results from operations, financial condition, liquidity and cash flows, and may have to take additional actions in the future that could further harm our business and financial performance. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

To support the health and well-being of our employees, customers, partners and communities, we implemented and expect to continue a work-from-home policy for substantially all our employees and materially limited business travel, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While almost all of our operations have been performed remotely since March 2020, and we have not experienced any material interruptions to our operations to date, there is no guarantee that we will continue to be as effective while working remotely. The disruptions caused by COVID-19, including the limitations on meeting in-person with existing and potential customers and amongst our teams because our team is dispersed, may result in inefficiencies, delays and additional costs in our product development, sales, marketing, product implementations and customer service efforts that we cannot fully mitigate through remote work arrangements. Many employees have additional personal needs to attend to (such as looking after children as a result of school closures or delays to school calendars or family who becomes sick), and employees may continue to become sick themselves and be unable to work. If one or more of our executives or senior leaders were to become sick and/or hospitalized with COVID-19, it could have a significant impact on our operations. In addition, work-from-home and related business practice modifications could present challenges to maintaining our corporate culture, including employee engagement, development and productivity, both during the ongoing pandemic and as we make additional adjustments to transition from it. As local regulations permit, we expect to provide limited access to our offices for our employees, and when appropriate, we anticipate that we will fully reopen our offices. Planning for the re-opening of our offices has required and will likely continue to require non-trivial investments to manage additional risks and operational challenges, including in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between employees. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.

The impacts of COVID-19 on our business, customers, partners, employees, markets and financial results and condition continue to be uncertain, evolving, dynamic and dependent on numerous unpredictable factors outside of our control, including:

•the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business;

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

If we are not able to respond to and manage the impact of such events effectively, our results of operations, financial performance, and overall business will be harmed.

More generally, COVID-19 is causing an extended global economic downturn and has caused volatility in financial markets, which has affected, and likely will continue to affect, demand for our products and services and has impacted our results and financial condition. The impact of COVID-19 will likely continue even after the pandemic is contained, vaccines or other widely accepted treatments become available and the containment measures are lifted. For example, airline travel demand may remain suppressed until a widely accepted treatment and/or vaccine for COVID-19 is available, and recovery in airline travel demand from COVID-19 may not follow a linear path. In addition, we may be unable to collect receivables from or renew subscription agreements with those customers significantly impacted by COVID-19. Similarly, a decrease in bookings in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because our subscription revenue is recognized over time. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

We incurred indebtedness by issuing convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes (“2027 Notes”) due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of September 30, 2020, the entire $150.0 million of aggregate principal amount of 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes (“2024 Notes”) due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of September 30, 2020, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.

Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to comply with any covenants contained in the agreements governing any of our debt, or make a payment on any of our debt when due, we could be in default on such debt, which could, in turn, result in such debt and our other indebtedness becoming immediately payable in full. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness, and/or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2020, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

4.1	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.2	Form of Global Note, between Registrant and Wilmington Trust, National Association, as trustee (included in Exhibit 4.1).		8-K	9/16/2020

10.1	Form of Base Capped Call Confirmation.		8-K	9/16/2020

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

October 29, 2020	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2020	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)