Form 10-K
period 2020-12-31
PROS Holdings, Inc.
filed 2021-02-12
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33554

PROS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		76-0168604
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

3200 Kirby Drive, Suite 600		77098
Houston,	Texas
(Address of Principal Executive Offices)		(Zip code)
Registrant’s telephone number, including area code: 713 335-5151
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	PRO	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,726,848,858 as of June 30, 2020 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
44,235,427 shares of common stock were issued and outstanding as of February 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2021 Annual Stockholders Meeting (the "2021 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2020

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
Part I
Item 1. Business
Overview

    PROS provides solutions that optimize the processes of selling and shopping in the digital economy. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use our selling, pricing, revenue optimization and eCommerce solutions to assess their market environments in real time to deliver customized prices and offers. Our solutions enable buyers to move fluidly across our customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel buyers choose. Our decades of data science and AI expertise are infused into our solutions and are designed to reduce time and complexity through actionable intelligence. We provide standard configurations of our solutions based on the industries we serve and offer services to configure our solutions to meet the specific needs of each customer.

Our subscription-as-a-service ("SaaS") solutions are designed to achieve high levels of security, scalability, performance and availability. We believe our SaaS solutions provide an advantage over traditional enterprise software by allowing our customers to reduce their initial investment in third-party software, hardware and administration requirements, and also allow smaller customers or business units to cost-effectively leverage our enterprise class infrastructure, infrastructure management, security and other strategic services.

Before 2015, we primarily offered on-premises license solutions, for which our customers purchased the perpetual right to use our software within a specific license scope. These license customers generally also purchased software maintenance and support, which includes unspecified software updates and enhancements on a when-and-if-available basis, maintenance releases and patches released during the term of the support period.

    More than half of our revenue in 2020 and 2019 was derived from our cloud solutions, and since 2017 we have sold over 90% of our solutions as SaaS offerings. We manage all updates and upgrades of software deployed on the PROS cloud on behalf of our customers, which enables us to deliver our latest product innovations to our customers in a more uniform way. We focus the vast majority of our product development efforts on our SaaS solutions, and our next-generation solutions have been built natively in the cloud.

Our Industry

    Real-time decision making is an important driver of business performance in the digital economy. Rapidly changing markets and buyer expectations make it increasingly harder for companies to compete and grow. In response to these pressures, we believe that market forces, including increasingly dynamic and complex business models, the explosion of eCommerce, and the exponential increase in the volume of enterprise and market data will accelerate the demand for software solutions that enable companies to dynamically price, configure and sell their products and services across an ever-increasing set of buyer channels with speed, precision and consistency. We believe the market for solutions that can power commerce using AI and machine learning is a large, growing market that spans most major industries.

Our Solutions

    Our cloud-based software solutions provide companies with AI-based predictive and prescriptive guidance on key business decisions that drive growth and profitability, including product mix optimization, price forecasting, price optimization, product configuration recommendations, new sales opportunity recommendations, cross-sell recommendations and proactive attrition detection. These insights are derived from machine learning data science based on historical customer transactions, external market inputs and other data. Our cloud solutions enable a consistent buyer experience across direct, partner and eCommerce channels to support digital selling. Our solutions help increase visibility, business agility and customer engagement by aligning sales and pricing strategy across go-to-market channels. As a result, our solutions make it easier for companies to recommend and configure the correct solution(s), set the right price and quickly get a quote into the hands of a buyer.

    Solutions for Selling Improvement

    PROS selling solutions are designed to improve sales productivity and accelerate deal velocity by automating common sales tasks. Utilizing a foundation of AI and machine learning algorithms, PROS selling solutions empower businesses to tailor every offer for every buyer, across all sales channels, leading to more personalized and engaging customer interactions:
•PROS Smart CPQ accelerates the sales process and provides a powerful, intuitive tool for sales teams and partners to respond to customer quotes within minutes. Leveraging state-of-the-art AI and machine learning algorithms, Smart CPQ enables users to find and tailor product recommendations, customize configurations, manage approvals, price just right and generate professional proposals to increase the probability of winning the sale on the first quote. Smart CPQ supports all selling scenarios including spot-order purchases, subscription orders and setup and maintenance of negotiated sales agreements. Businesses can also integrate Smart CPQ into their eCommerce portals, empowering end users to self-serve with confidence. We also offer a Sales Agreements edition which automates the quoting process when a longer-term agreement on product, price and terms is negotiated between buyer and seller, supporting increased collaboration and approvals that are required when actual order quantity is uncertain but can be estimated over the agreement term period.
•PROS Opportunity Detection increases sales effectiveness and productivity while accelerating quota attainment by uncovering sales opportunities in existing accounts for sales teams. By applying AI and machine learning techniques to historical transactional activity, Opportunity Detection surfaces new opportunities to help proactively increase account penetration with existing customers while preventing customer churn. Businesses can also integrate Opportunity Detection into their eCommerce portal, providing personalized product recommendations for every end user along their eCommerce journey.

Solutions for Pricing

    PROS pricing solutions enable enterprises to optimize, personalize and harmonize pricing across the complexity of their go-to-market channels in the context of dynamic market and competitive conditions. Our pricing solutions include:
•PROS Control provides a comprehensive pricing platform that offers a single source of accuracy for price management, coordination and strategy. This platform allows businesses to harmonize pricing across go-to-market channels while simultaneously increasing price discipline and protecting price attainment. Pricing users leverage this solution to deploy formulaic price strategies that can incorporate real-time information or conditional data to ensure that every delivered price is up-to-date with the latest market and competitive conditions. With the performance, power and scalability of PROS Control’s Real-Time Pricing Engine, B2B and B2C organizations can replace price lists across commerce channels with dynamic calculations for price requests, ensuring that every delivered price is cognizant of conditions at the time of request. This engine allows businesses facing volatile price competition and underlying component costs to leverage data science to systematically adjust pricing in real time.
•PROS Guidance leverages AI-powered algorithms to provide market-relevant price guidance across sales channels that is dynamically refined to adapt to changing market conditions and buyer behavior. This predictive and prescriptive price guidance provides optimized pricing for each unique buying scenario, which is designed to help businesses drive revenue growth, recover margin leakage, accelerate quote turnaround times and increase win-rates. PROS Guidance works with traditional eCommerce scenarios where a sales person is not involved, as well as where a sales person needs negotiation support, and in all cases this solution provides business-relevant analytics to promote explainability of the AI recommendation.

Airline Revenue Optimization

PROS revenue optimization solutions enable enterprises in the travel industry to drive revenue- and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These solutions are designed to empower companies to quickly adapt to changing market conditions, differentiate customers by market and sales channel, monitor pricing and revenue management performance, and increase customer loyalty by providing the right products and services to the right customer at the right time. Our Airline Revenue Optimization suite of products includes:
•PROS Airline Revenue Management delivers algorithmic forecasting and network optimization for the travel industry. Airlines leverage our forecasting and optimization capabilities to determine optimal capacity levels and manage booking classes inventory in order to optimize revenue at the flight/network level.
•PROS Airline Real-Time Dynamic Pricing™ is a scalable solution that offers accurate booking class availability and seat prices across all channels, while keeping the rules, fares and other data in sync. The solution dynamically applies strategies to compute both booking class availability and seat prices in real time at the time of transaction so that airlines can maximize revenue.
•PROS Airline Group Sales Optimizer is a group revenue optimization solution powered by dynamic pricing science that enables airlines and their travel agent partners to create and manage group bookings, contracts and policies in one location across users.

Airline eCommerce
    Our Airline eCommerce solutions power airlines to become better retailers by increasing their control and flexibility over how they sell and distribute offers. These solutions provide airlines with scalable shopping, booking and merchandising capabilities to design and distribute offers across individuals and groups. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and are entirely passenger service system-independent. Our Airline eCommerce suite of products includes:
•PROS Airline Shopping powers airlines' shopping, pricing and repricing by delivering fast, accurate and comprehensive flight offers to travelers across airlines’ sales channels.
•PROS Airline Merchandising increases airlines' conversion and revenues per passenger by dynamically selling ancillary services, including extra baggage, legroom and other services. Airlines can upsell with personalized offers at any time in the customer journey using rich content across the airlines' sales channels.
•PROS Airline Retail offers a single, configurable end-to-end solution for airlines to optimize the user experience throughout the entire traveler journey from inspiration to post-trip. With this International Air Transport Association ("IATA") New Distribution Capability ("NDC") Level 4 capable solution, airlines can increase conversion rates and upsell opportunities while having the flexibility and control to optimize user interface across their internet booking engine and mobile application.

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

Artificial Intelligence. More than three decades of data science research and access to very large data sets underlies the robust machine learning and AI capabilities of our solutions. Our dynamic AI, including forecasting, optimization, neural networks, segmentation and reinforcement learning, allows us to leverage our deep science and research expertise in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes.

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

Data Integration. The data needed to execute and power personalized digital buying typically resides in multiple sources, such as a company's enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), eCommerce, reservations and inventory systems, external market data sources, spreadsheets and/or industry-specific transaction systems. Our platform interoperates with many different systems, including those that have been heavily customized to customer requirements. Our data integration capabilities bring data from disparate sources together into a single cohesive database, both in real time and through scheduled batch tasks. We also provide certified content for integration with SAP and integration development services using industry standard tools as well as adapters and integration tools for other common data sources and applications.

Micro-services Architecture. A comprehensive web services interface is at the heart of our architecture. This interface enables extension onto other platforms and the creation of rich integrated solutions.

User Interface. Our technology provides a rich and modern, browser-based interface that supports both local and remote users. This interface supports a wide variety of interactive charts and other data views, and provides a comprehensive security model based on user role and scope of responsibility. This interface operates on a variety of internet browsers, mobile devices and tablets. We also provide native capabilities for Salesforce CRM and Microsoft Dynamics CRM.
Subscription Services

    Our subscription services provide customers access to our software via the Internet which, as compared to an on-premises software model, helps reduce their infrastructure, installation and ongoing administration requirements. We also reduce the total cost of ownership of our cloud services over the subscription term by delivering multiple feature releases per year that automatically introduce new features, while preserving previous configurations and integrations that minimize additional customer investment for compatibility. We also offer cloud-based services to allow existing customers who previously purchased licenses to our software to have access to that software within a cloud-based IT environment that we manage.

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
Services

    We provide software-related services, including implementation, configuration, consulting and training services. Our software solution implementations have a standardized and tested implementation process developed through years of experience implementing our software solutions in global enterprises across multiple industries. We also offer an array of training on all aspects of our software solutions, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions. In addition to our own internal services team, we also work with many globally diverse partners who have been certified to implement our software.
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

Revenue from maintenance and support services has continued to decline as a percentage of our total revenue since we transitioned to our cloud strategy and sold fewer on-premises licenses to our software. We expect our maintenance revenue to continue to decrease as more existing customers migrate from our legacy on-premises solutions to our cloud solutions. Revenue from maintenance and support services comprised 18%, 23%, and 33% of our total revenue in 2020, 2019 and 2018, respectively.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. Our customers are generally large global enterprises and medium-sized businesses, although we also have customers that are smaller in scope of operations. In each of 2020, 2019 and 2018, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 67%, 66%, and 65% of our total revenue came from customers outside the U.S. for the years ended December 31, 2020, 2019 and 2018, respectively.

We provide our customers with several service options including a customer success team to help our customers accelerate the value of their investments in our solutions; a services ecosystem of both our service teams and certified third-party system integrators; 24x7 support; and an online community to facilitate collaboration among our customers and our product development teams.

Competition

The markets for our solutions are competitive, fragmented and rapidly evolving. For example, we have seen consolidation in the quoting software market with large vendors acquiring smaller quoting companies as they attempt to provide end-to-end solutions. Today, we are increasingly competing in a sales ecosystem with competitors that all aim to drive effectiveness and efficiency in selling, although we believe we are unmatched in our ability to deliver sales and pricing AI with speed, scale and precision. We face competition from both larger and smaller competitors, including those providing industry specific software, a portion of our pricing solutions, a portion of our selling solutions, and a portion of our revenue management, retail, shopping and merchandising solutions in the airline industry. To a lesser extent, we compete against large enterprise application providers that have developed offerings that include competing functionality and custom solutions developed internally by businesses, which generally include some combination of spreadsheets, manual processes, external consultants, and internally developed software tools.

The number of companies that we compete with has increased in recent years as we expanded into adjacent technologies. We believe our customers consider the following factors when evaluating our solutions versus competitive solutions:
•product architecture, functionality, performance, data security, reliability and scalability;
•strength of AI embedded in offerings;
•real-time capabilities;
•customer base and references;
•return on investment, total cost of ownership and time-to-value;
•breadth and depth of product and service offerings;
•depth of expertise in data and pricing science;
•industry domain expertise;

•investment in research and development;
•services and customer support quality;
•size and quality of partner ecosystem;
•existing customer relationships; and
•vendor viability.
We believe that none of our competitors can provide a competitive level of all the functionality needed to support an organization interested in optimizing sales growth through AI-based omnichannel pricing, selling and revenue management. Our competitors generally compete on price or by bundling their applications with other enterprise applications, and we expect that this will continue in the future. We distinguish ourselves from these vendors through our long history of providing software solutions incorporating AI and/or machine learning, the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, our ability to handle large data volumes at scale, and our proven ability to provide high-value dynamic science-based optimization software to our global customer base across industries. In the future, we believe our competition will continue to increase as we expand into adjacent market segments.

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

Research and Development

We believe our software innovation is the foundation of our business and accordingly have made, and continue to make, significant investments in research and development for the enhancement of existing solutions and the development of solutions. We also believe that our long-term investments in AI and machine learning to power pricing and revenue management differentiate us from our competitors. We are committed to continuing the further development of these high-value solutions as evidenced by our continued investment in research and development. In fiscal 2020, 2019 and 2018, we incurred expenses of $75.6 million, $67.2 million and $55.7 million, respectively, in research and development, net of capitalized internal-use software cost, to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in Bulgaria, France and the U.S., and also utilize third-party contractors in Bolivia, Colombia, France, India, Romania and Mexico.

We employ data scientists, most of whom are Ph.D.'s, to advance sales, pricing, and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, AI, machine learning, operations research, management science, statistics, econometrics and computational methods. Our data scientists regularly interact with our customers, product development, sales, marketing and services team to help keep our science efforts relevant to real-world demands.

Human Capital Resources

Our mission is to help people and companies outperform. To fulfill that mission, we believe we must attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our high ethical standards. As innovation is one of our core values, we believe that our commitment to innovation begins with our commitment to create an environment where our employees can do their best work. To accomplish this, we offer competitive total rewards, invest in ongoing learning and development, promote diversity and inclusion, and focus on employee health, safety and well-being. Oversight of our approach to and investment in human capital management and leadership and talent development are thus key governance matters for the Board of Directors ("Board"). Directly, and through its Compensation and Leadership Development Committee, the Board engages regularly with management on human capital matters. As of December 31, 2020, we had 1,403 full-time personnel, which included 1,235 employees and 168 outsourced personnel. Our team spans 10+ countries, reflecting various backgrounds, ages, gender identities and ethnicities.

At PROS, our values and culture are embedded in everything we do. We proactively look for ways to maintain our collaborative and open company culture and further improve our organizational health, including through regular employee and management communication, and periodic team events, as well as through employee pulse surveys. We use insights from our pulse surveys and other employee feedback, including through town halls, leader forums and other communication channels, to inform our human capital resources plans. Our most recent U.S. engagement survey, conducted during the COVID-19 pandemic and virtual work, shows the impact of our efforts, with 94% of our U.S.-based team members recommending PROS as a great place to work. Following the conclusion of this survey and submission of other required elements, PROS was designated as a 2020-2021 Great Place to Work-Certified™ company.

We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Total Rewards. We require a talented workforce to drive innovation, operational excellence, and long-term stockholder value. We also believe that employees should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics, and we constantly strive for pay parity. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. To attract and retain a talented workforce, we provide total rewards programs, practices and policies designed to be market-competitive, including by benchmarking and setting pay ranges based on market data, and also considering factors such as an employee’s role, skills, experience, job location and performance. We have invested in analysis and transparency to demonstrate our commitment to fair compensation and opportunity.

Our human resources management philosophy goes beyond traditional compensation and benefits. We design our total rewards to meet the needs of the whole person, not just the employee, recognizing that life events and circumstances that occur outside of work may impact what happens at work. For example, during 2020 we adopted a trusted time off approach in the U.S. to give employees more flexibility and control over their schedules. Our investments in employee mental health and wellness programs are also cornerstones of this philosophy. During COVID-19 we have added specific employee well-being initiatives discussed below.

Diversity and Inclusion. We believe diversity and inclusion drive innovation and ownership. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent and upholds high ethical standards. We strive to maintain a working environment that celebrates diverse perspectives, cultures and experiences. We are proud of what we have accomplished to advance diversity and inclusion, but we recognize we still have work to do, including beyond the virtual walls of PROS.

Our commitment to diversity and inclusion starts at the top with a skilled and diverse Board which provides oversight for our human capital resources efforts, including our diversity and inclusion programs and initiatives. As of December 31, 2020, the majority of our Board was comprised of either female and/or ethnically diverse directors, with both female and ethnically diverse representation on our Board for more than 10 years. As of December 31, 2020, women represent 36% of our global employees, and in the U.S., more than half our employees represent minority groups, with underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing 26% of our U.S. employees.
We have a heritage of fostering inclusion and belonging, awareness and education, and social interaction and camaraderie through our employee resource groups. Sponsored and funded by PROS, these employee-led groups are open to any interested employee and create spaces for our people to connect from all walks of life, grow together and build relationships and community. Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at pros.com/about-pros/diversity-and-inclusion. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Learning and Development. We believe that continuous learning cultivates innovation and that the development of our most important assets, our people, is foundational to fulfill our mission. We regularly invest in our employees’ career growth and provide our employees opportunities for training on a wide range of skills designed to help them to be more effective in their current and future roles. In 2020, over 95% of employees participated in learning and development activities, including thousands of courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical and compliance. Because the development of our employees and next generation of leaders is critical to our long-term success, we annually engage in a comprehensive talent evaluation and succession planning process, including manager evaluations of all employees and detailed succession planning for all director and above roles with Board oversight for senior management and other key roles.

Pandemic Response. Our top priority during the ongoing COVID-19 pandemic remains protecting the health and well-being of our employees, customers, partners and communities. Since the onset of the COVID-19 pandemic, we have maintained a work-from-home policy for substantially all our employees, materially limited business travel, and we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee physical and mental health. Recognizing that working virtually across a global company is a new and sudden way for all to interact, we instituted several company-wide initiatives to assist our employees in managing through the unprecedented situation, including a mental health awareness day, monthly recharge days and "wellness Wednesdays" with limited scheduled meetings. Additional information on our pandemic response and related wellness initiatives will be included in the 2021 Proxy Statement.

Corporate Information

We were incorporated in Texas in 1985. We reincorporated as a Delaware corporation in 1998. In 2002, we reorganized as a holding company in Delaware. Our principal executive offices are located at 3200 Kirby Drive, Suite 600, Houston, Texas 77098. We report as one operating segment with our Chief Executive Officer acting as our chief operating decision maker. Our telephone number is (713) 335-5151. Our website is www.pros.com. Our website and the information that can be accessed through our website are not part of this report.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on May 14, 2020, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

Item 1A. Risk Factors

We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition or results of operations, and the trading price of our common stock; these risks are categories and not listed in terms of their importance or level of risk.

Strategic, Commercial and Operational Risks

    We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has adversely impacted, and we expect will continue to adversely impact, many aspects of our business. Governmental authorities have implemented or reinstated numerous severe measures in an attempt to contain the spread of COVID-19, including travel bans and restrictions, quarantines, physical distancing, shelter-in-place orders, and business limitations and shutdowns. Compliance with these measures by us and by our prospects, customers, suppliers and other counterparties has impacted our business, and this impact could last for an indefinite period of time. The economic impact of COVID-19 has adversely impacted a number of our prospects and customers, who have experienced, and may continue to experience, downturns or uncertainty in their own businesses. In particular, our travel industry customers experienced unprecedented declines in demand globally in 2020, which may remain suppressed for some time. To address these financial difficulties, some prospects and customers decreased, and may continue to decrease, spending on technology initiatives, stalled or halted implementation projects, and in limited cases filed for bankruptcy protection. As a result, we may be unable to collect receivables from or renew subscription agreements with those customers significantly impacted by COVID-19. In addition, certain customers have requested, and we expect will continue to request, concessions from existing contracts, and the extent and impact of future requests is uncertain. If a significant number of our customers are unable to make their contractually obligated payments to us, file for bankruptcy protection, or elect to renew their current contracts with us at lower usage levels, this would have an adverse impact on our subscription revenue, business and financial condition. COVID-19 may also have the effect of heightening many of the other risks described herein, including risks associated with our customers and supply chain.
As compared to our expectations prior to COVID-19, the economic impact of COVID-19 adversely impacted our revenue, customer bookings, bad debt expense and operating cash flow during the year ended December 31, 2020. We expect that customer bookings and the related revenue and cash flows will continue to be lower than anticipated during the pandemic, particularly new demand for our airline solutions. In response, we have postponed or canceled, and may continue to postpone or cancel, planned investments in our business, which may impact our product development and rate of innovation, either of which could seriously harm our business. The impact of COVID-19 will likely continue even after the pandemic is contained. For example, airline travel demand may remain suppressed and recovery may not follow a linear path. As there are no comparable recent events that provide guidance as to the effect, extent or duration of the current pandemic, or the resultant personal, economic and governmental reactions, we are unable to forecast the impact of COVID-19 on our bookings, revenue, results from operations, financial condition, liquidity and cash flows, and may have to take additional actions in the future that could further harm our business and financial performance. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

To support the health and well-being of our employees and communities, we implemented and expect to continue a work-from-home policy for substantially all our employees and materially limited business travel, and we may take further actions that alter our operations as required by governmental authorities, or which we determine are in our best interests. While almost all of our operations have been performed remotely since March 2020, and we have not experienced any material interruptions to our operations to date, there is no guarantee that we will continue to be as effective while working remotely. The disruptions caused by COVID-19, including the limitations on meeting in-person with existing and potential customers and amongst our teams because our team is dispersed, may result in inefficiencies, delays and additional costs in our product development, sales, marketing, product implementations and customer service efforts that we cannot fully mitigate through remote work arrangements. Many employees have additional personal needs to attend to such as looking after children as a result of school closures or adjusted school calendars or family who become sick, and employees may continue to become sick themselves and be unable to work. To date, employee illnesses have not materially impacted our operations. However, if one or more of our senior leaders were unable to carry our their duties due to COVID-19, it could have a significant adverse impact on our operations. Similarly, our business practice modifications in response to the pandemic could present challenges to maintaining our corporate culture, including employee engagement, development and productivity. Where local regulations permit, we have provided limited access to our offices for our employees, and when appropriate, we anticipate that we will fully reopen our offices. Planning for the reopening of our offices has required and will likely continue to require non-trivial investments to manage additional risks and operational challenges, including in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, our measures may not prevent the transmission of COVID-19. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

The impacts of COVID-19 on our business continue to be uncertain, evolving, dynamic and dependent on numerous unpredictable factors outside of our control, including:

•the spread, duration and severity of COVID-19 and the mutations or variations thereof as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business;

•the duration, impact and effectiveness of measures taken by governments, businesses and society in response to COVID-19, including the effectiveness of vaccines, the rate at which vaccines are administered, and the effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures;

•the impact of COVID-19 on overall long-term demand for air travel, including the impact on demand for business travel as a result of increased usage of videoconferencing and other technologies;

•the impact of COVID-19 on the financial health and operations of our current and prospective customers and partners, including the increase in business failures among our customers and other businesses;

•the pace and extent to which our customers and other businesses reduce their personnel;

•the possibility of failure of our operating facilities, computer systems or communication systems;

•the willingness of current and prospective clients to invest in our products and services; and

•the satisfaction of current and prospective customers with product and service remote delivery and support.

If we are not able to respond to and manage the impact of such events effectively, our results of operations, financial performance, and overall business will be harmed. We continue to evaluate the nature and extent of the impact of COVID-19 to our business.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our data or our IT systems, our solutions may be perceived as not being secure, customers may limit or stop using our solutions and we may incur significant legal and financial exposure and liabilities.

    Our solutions involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information, including personal and other sensitive data. We have incurred, and expect to continue to incur significant costs to maintain security measures designed to prevent, eliminate or alleviate known security vulnerabilities, data theft, data corruption, computer viruses, malicious software programs, attacks by third parties or similar disruptive problems (each a "Security Incident"), and obtain third-party security attestations regarding those security measures. Despite the implementation of these security measures and third-party security attestations, if these measures are breached as a result of third-party action, employee error or misconduct or otherwise, we could experience a Security Incident that could result in someone obtaining unauthorized access to our IT systems, customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to compromise systems change frequently, may exploit vulnerabilities, and may not be recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot predict the extent, frequency or impact of these problems on us. Any Security Incident could result in interruptions, delays, cessation of service and loss of existing or potential customers, as well as loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, and could lead to indemnity obligations, legal liability and other costs. In the normal course of our business, we experience Security Incidents and have increased risk given our all remote workforce due to COVID-19. To date, however, the identified Security Incidents have neither been material or significant to us, including to our business operations, nor had a material financial impact. There can be no assurance that future Security Incidents will not be material or significant.

    Failure to increase business from our customers and sustain our historical renewal rates and pricing could adversely affect our future revenue and operating results.

Many of our existing customers initially purchase our software solutions for a specific business segment or geographic location within their organization, and over time we partner with them to add business segments and geographic locations within their organization. These customers might not choose to make additional purchases of our software solutions or to expand their existing software solutions to other business segments. In addition, as we deploy new applications and features for our software solutions or introduce new software solutions, our current customers may not purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

    Our subscription agreements are typically for an initial term of three years, and our legacy maintenance and support agreements are typically renewed for annual terms. Our customers have no obligation to renew their software subscriptions after the expiration of their initial term, and some customers elect not to renew. Subscription revenue represented the majority of our total revenue for the year ended December 31, 2020. Maintenance and support revenue from our legacy on-premises software products continues to decline as a percentage of total revenue, representing approximately 18%, 23% and 33% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

    We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. COVID-19 has had a negative impact on our revenue retention, particularly for our travel industry customers. If our customers choose not to renew their subscription, maintenance and support agreements with us on favorable terms or at all, our business, operating results and financial condition could be harmed.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.

Over the past several years, we have experienced substantial growth in our customers, headcount and operations. Despite the challenges posed by COVID-19, we expect to continue to expand our customer base, headcount and operations over time. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to effectively manage this growth and scale our operations. To manage this growth, we have and will continue to need to improve our operational, financial, management controls, reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we continue to appropriately manage our assets. Failure to effectively manage growth could adversely impact our business performance and operating results.

We depend on third-party data centers, software, data and other unrelated service providers and any disruption from such third-party providers could impair the delivery of our service and negatively affect our business.

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and Amazon Web Services, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries, including the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia and other countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Certain of our applications are essential to our customers’ ability to quote, price, and/or sell their products and services. Interruption in our service may affect the availability, accuracy or timeliness of quotes, pricing or other information and could require us to issue service credits to our customers, damage our reputation, cause our customers to terminate their use of our solutions, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers. In addition, certain of our applications require access to our customer’s data which may be held by third parties, some of whom are, or may become, our competitors. For example, many of our travel industry products rely upon access to airline data held by large airline IT providers which compete against certain of our airline products. Certain of these competitors have in the past, and may again in the future, make it difficult for our airline customers to access their data in a timely and/or cost-effective manner.

Any disruption from our third-party data center, software, data or other service providers could impair the delivery of our service and negatively affect our business, damage our reputation, negatively impact our future sales and lead to legal liability and other costs.

Implementation projects involve risks which can negatively impact the effectiveness of our software, resulting in harm to our reputation, business and financial performance.

The implementation of certain of our software solutions involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors beyond our control. For example, the success of certain of our implementation projects is dependent upon the quality of data used by our software solutions and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in customer requirements, delays, or deviations from our recommended best practices have and continue to occur during implementation projects. As a result, we may incur significant costs in connection with the implementation of our products. If we are unable to successfully manage the implementation of our software solutions, and as a result those products or implementations do not meet customer needs, expectations or timeline, we may become involved in disputes with our customers, may be unable to sell additional products or secure a renewal of the customer’s subscription, and our business reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

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

Our use of third-party software creates dependencies outside of our control.

We use third-party software in our software solutions. If our relations with any of these third parties are impaired, or if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our solutions could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

We have completed four acquisitions since 2013, and we plan to continue to acquire other businesses, technologies and products that we intend to complement or enhance our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). Acquisitions are typically accompanied by a number of risks, including:

•difficulties in integrating the operations and personnel of the acquired companies;

•difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries;

•disruption of ongoing business and distraction of management;

•inability to maintain relationships with customers of the acquired business;

•impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•difficulties in incorporating acquired technology and rights into our solutions and services;

•unexpected expenses resulting from the acquisition; and

•potential unknown liabilities associated with the acquisition.

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

Our headquarters are located in Houston, Texas, and we conduct business in other domestic and international locations. We also rely on our network and third-party infrastructure and enterprise applications for our sales, marketing, development, services, operational support and hosted services. A disruption, infiltration or failure of these systems or third-

party hosted services in the event of a major hurricane, earthquake, fire, flood or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our business continuity and disaster recovery plans do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer obligations or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses from business interruptions that exceed the coverage under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security, and losses of critical data, all of which could have an adverse effect on our operating results.

We are a multinational corporation exposed to risks inherent in international operations.

The majority of our revenues are derived from our customers outside the U.S. To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. We have customers in over 60 countries internationally, which we service through our operations in the U.S., Australia, Bulgaria, Canada, France, Germany, Ireland, United Arab Emirates and United Kingdom. We expect our international operations to continue to grow. Among the risks we believe are most likely to affect us with respect to our international operations are:

•economic conditions in various parts of the world;

•sustained disruption to international travel from the COVID-19 pandemic and variations or mutations thereof as well as any other outbreaks of contagious diseases;

•differing labor and employment regulations, especially where labor laws are generally more advantageous to employees as compared to the U.S.;

•the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•unexpected changes in regulatory requirements, including changes in laws governing the flow of data across international borders;

•less favorable intellectual property laws;

•new and different sources of competition;

•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including privacy, anti-corruption, import/export, antitrust, and industry-specific laws and regulations and our ability to identify and respond timely to compliance issues when they occur;

•vetting and monitoring our third-party business partners in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;

•multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•availability of sufficient network connectivity required for certain of our products;

•difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries; and

•tariffs and trade barriers, data sovereignty, import and export controls and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets.

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

Market and Competition Risks

Any downturn in sales to our target markets could adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in our target industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. For example, COVID-19 has had a dramatic adverse impact on the travel industry and the timing and pace of recovery is unpredictable as further described above.

We have historically been subject to lengthy sales cycles, and delays or failures to complete sales may harm our business and cause our revenue and operating income to decline in the future.

While our sales cycle times have continued to improve relative to our historical averages since we shifted to a cloud strategy in 2015, our sales cycles may take a month to over a year for large enterprise customers. A large enterprise customer’s decision to use our solutions typically involves a number of internal approvals, and sales to those prospective customers generally require us to provide greater levels of education about the benefits of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the prospective customer's internal evaluation and approval process requirements, as well as the prospective customer's budget and/or resource constraints. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Any significant failure to generate sales after incurring costs related to our sales process could also have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop or acquire new functionality and software solutions, we may not be able to grow our business and it could be harmed.

Because the markets in which we compete are characterized by rapid technological developments, newly emerging and changing customer requirements, and frequent solution introductions, updates and functional enhancements, we spend substantial amounts of time and money to enhance our existing software solutions and research and develop new solutions. We must introduce enhancements to our existing software solutions and bring new solutions to the market to meet our business plan, maintain or improve our competitive position, keep pace with technological developments, satisfy increasing customer requirements and increase awareness for our software. New functionality and solutions we develop may not be introduced timely and may not achieve market acceptance sufficient to generate material revenue. Furthermore, our competitors could be heavily investing in research and development and may develop and market new solutions that may compete with, and may reduce the demand for, our software solutions. We may not be successful in developing or acquiring, marketing and selling new functionality or solutions, or delivering updates and upgrades that meet changing industry standards and customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, marketing and selling of such functionality or solutions. If we are unable to develop or acquire new functionality, enhance our existing software solutions, develop and market new solutions or adapt to changing industry requirements to meet market demand, we may not be able to grow our business and our revenue and operating results would be adversely affected. Furthermore, because our software solutions are intended to interoperate with a variety of third-party enterprise software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third-party software necessary to provide effective solutions to our customers, could reduce the demand for our software solutions, result in customer dissatisfaction and limit our revenue.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets for enterprise software applications for selling improvement (including configure-price-quote solutions and pricing), airline revenue optimization (including revenue management solutions), and airline eCommerce (including shopping, merchandising and retail solutions) are competitive, fragmented and rapidly evolving. We expect additional competition from other established and emerging companies as the markets in which we compete continue to develop and expand, as well as through industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. Some of our current and potential competitors may have larger installed bases of users, longer operating histories, broader distribution, greater name recognition, and have significantly greater resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands, and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell our software solutions and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at a substantially lower prices than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins could be reduced and our operating results could be adversely affected. If we do not compete successfully against current or future competitors, competitive pressures could materially and adversely affect our business, financial condition and operating results.

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

Human Capital Risks

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.

We invest substantial time and resources in building and maintaining our culture and developing our personnel; however, as we continue to scale our business both organically and through potential acquisitions, it may be increasingly difficult to maintain our culture. As stated above, since March 2020 our workforce has been primarily working virtually from home during the COVID-19 pandemic, and we plan to evolve to a more flexible, virtual first workforce over time post-pandemic. While we have implemented many wellness, development and supportive programs for our workforce, the dramatic shift in workplace and workstyle increases the risk to our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

We may lose key members of our management team or sales, development or operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.

Our future success depends upon the performance and service of our executive officers and other key personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, Mr. Rechan joined as our Chief Operating Officer in 2020, and two of our previous executive officers retired in the past twelve months. Changes in our executive management team may be disruptive to our business. Our future success depends on our ability to continue to timely identify, attract and retain highly qualified personnel and effectively plan for succession for key roles, and there can be no assurance that we will be able to do so. We have continued to add a significant number of new personnel to support our continued growth, and their ability to learn our business and manage it effectively is important to our continued growth and expansion. In addition, given the highly sophisticated artificial intelligence included in our solutions, the pool of data scientists and software developers qualified to work on our solutions is limited. The implementation of certain of our software solutions requires highly-qualified personnel, and hiring and retaining such personnel to support our growth may be challenging. Competition for qualified personnel is intense, and we compete for these individuals with other companies that may have greater resources than we do. If our key personnel are unable to effectively manage our business, or if we fail to identify, attract and retain additional qualified personnel, our operating results could be adversely affected.

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

Regulatory, Compliance and Litigation Risks

Evolving data privacy, cyber security and data localization laws impact our business and expose us to increased liability.

Personal privacy, data localization and data security have become significant issues in the United States, Europe, and in many other jurisdictions. We provide our cloud software solutions globally, including in countries that have, or may adopt in the future, stringent data privacy, cyber security or data localization laws. For example, the EU’s General Data Protection Regulation (“GDPR”) imposes substantial requirements regarding the handling of personal data and provides for robust regulatory enforcement and sanctions for non-compliance. As another example, the California Consumer Privacy Act (“CCPA”) provides data privacy rights for consumers which creates new and uncertain operational requirements for our business.

Privacy, data localization and data security laws may be subject to interpretation, may be applied differently across jurisdictions resulting in inconsistent or conflicting requirements, and are likely to continue to evolve in the future. For example, in July 2020 the Court of Justice of the European Union ("CJEU") invalidated the U.S./EU Privacy Shield framework that allowed participating companies to transfer personal data from EU member states to the U.S. While we instead rely on Standard Contractual Clauses for such transfers, the CJEU ruling made clear that these transfer mechanisms will be subject to additional scrutiny. Although we have implemented measures designed to comply with the laws and regulations applicable to our business, our ongoing efforts to comply with the GDPR, the CCPA and other changes in laws and regulations entail substantial expenses and may divert resources from other initiatives. These changes have in the past increased, and may continue to increase, our cost of providing our products and services, could limit us from offering certain solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, our cloud software solutions store data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to us. Any perceived inability to adequately address privacy, data localization or cyber security compliance or to comply with more complex and numerous laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition and results of operations.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies would be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which could seriously harm our business, operating results, financial condition and reputation with current and potential customers and investors.

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

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Selling improvement (including configure-price-quote), pricing, airline revenue optimization (including revenue management) and airline eCommerce (including shopping, merchandising and retail) solutions may become increasingly subject to infringement claims as the number of such commercially available solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

•incur substantial expenses and expend significant management efforts to defend such claims;

•pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights;

•cease making, selling or using products that are alleged to incorporate the intellectual property of others;

•distract management and other key personnel from performing their duties for us;

•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•expend additional development resources to redesign our solutions.

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

Our contract terms generally obligate us to indemnify and hold our customers harmless from certain costs arising from third-party claims brought against our customers alleging that the use of our solutions infringe intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim, we may be required to compensate our customers.

Our use of open source software may subject our software solutions to general release or re-engineering.

We use open source software in our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

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

Our software solutions are complex and may contain undetected defects or errors. Several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In addition, we frequently develop enhancements to our software solutions that may contain defects. We have not suffered significant harm from any defects or errors to date. We have in the past issued, and may in the future need to issue, corrective releases of our solutions to correct defects or errors. The occurrence of any defects or errors could result in:

•delayed market acceptance and lost sales of our software solutions;

•delays in payment to us by customers;

•damage to our reputation;

•diversion of our resources;

•legal claims, including product liability claims, against us;

•increased maintenance and support expenses; and

•increased insurance costs.

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

Business Model and Capital Structure Risks

We incurred indebtedness by issuing convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of December 31, 2020, the entire $150.0 million of aggregate principal amount of 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of December 31, 2020, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any quarter may not be reflected in our revenue for that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market demand of our services or decreases in our retention rate may not be fully reflected in our operating results until future periods. For example, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from additional sales must be recognized over the applicable subscription term. We may be unable to timely adjust our cost structure to reflect changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the term of the customer agreement. As a result, increased sales growth could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. In addition, we expect to continue to experience some seasonal variations in our cash flows from operating activities, including, as a result of the timing of payment of payroll taxes, performance bonuses to our employees and costs associated with annual company-wide events, each of which have historically been highest in our first fiscal quarter. Therefore, the results of any prior quarterly periods should not be relied upon as an indication of our future operating performance.

If we fail to migrate customers with on-premises software licenses to our latest cloud software solutions, our future revenue may be limited and our costs to provide support to those customers may increase.

Customers with on-premises licenses for our legacy software may need to migrate to our current cloud solutions to take advantage of our latest features, functionality and security which are only available via the PROS cloud. Although we intend to continue to support our legacy on-premises software customers under perpetual licenses for the foreseeable future, we continue to focus on migrating such customers to our cloud solutions. Historically, customers who purchased on-premises licenses for our solutions may have invested substantial personnel and financial resources in our legacy software. In addition, when considering whether to migrate, these customers may evaluate alternative solutions due to the additional change management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our internal development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue may be limited.

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

The market price for our common stock, and the software industry generally, has been and is likely to continue to be volatile. Volatility could make it difficult to trade shares of our common stock at predictable prices or times. Many factors could cause the market price of our common stock to be volatile, including the following:

•variations in our quarterly or annual operating results;

•decreases in market valuations of comparable companies;

•fluctuations in stock market prices and volumes;

•decreases in financial estimates by equity research analysts;

•announcements by our competitors of significant contracts, new solutions or enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•departure of key personnel;

•changes in governmental regulations and standards affecting the software industry and our software solutions;

•sales of common stock or other securities by us in the future;

•damages, settlements, legal fees and other costs related to litigation, claims and other contingencies;

•deterioration of the general U.S. and global economic condition; and

•other risks described elsewhere in this section.

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

At December 31, 2020, our directors and executive officers collectively control approximately 10% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC, Vanguard Group Inc., BlackRock, Inc., Conestoga Capital Advisors, LLC and Fred Alger Management, LLC, control approximately 53% of our issued and outstanding common shares. In the event that these stockholders each independently decided to vote for or against matters requiring stockholder approval, they could influence such matters in ways that may not align with your specific interests as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership could affect the market price of our shares if there is a sale by this group of stockholders, and could also have the effect of delaying or preventing a change in control of us even if such change of control could be beneficial to you as a stockholder.

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

Our Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions include the following:

•the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•a prohibition on actions by written consent of our stockholders;

•the elimination of the right of stockholders to call a special meeting of stockholders;

•a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•a requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation; and

•the ability of our board of directors to issue preferred stock without stockholder approval.

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
Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties
Our headquarters are located in Houston, Texas, where we lease approximately 118,000 square feet of office space; however, due to COVID-19 our workforce remained primarily remote during most of the year. We also lease a number of smaller regional offices. We believe our existing facilities are sufficient for our current needs. Based on the effectiveness of our all remote workforce during COVID-19, we plan to evolve to a virtual first workforce over time post-pandemic which we expect will impact our needs for leased office space. However, we may add new facilities and expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 8, 2021 there were 43 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2015, and ending December 31, 2020. The graph is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return
300
250
200
150
100
50
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
PRO
S&P 500
Russell 2000 Index

(1)The graph assumes that $100 was invested on December 31, 2015 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
PRO	$100.00	$93.40	$114.80	$136.28	$260.07	$220.36
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
Russell 2000 Index	$100.00	$119.48	$135.18	$118.72	$146.89	$173.86

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

During 2020, we did not make any purchases of our common stock under this program. As of December 31, 2020, $10.0 million remains available under the stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2020.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Selected consolidated statement of operations data:
Total revenue	$252,424	$250,334	$197,024	$168,816	$153,276
Gross profit	147,791	151,217	119,845	100,250	89,923
Loss from operations	(66,080)	(53,338)	(49,215)	(64,943)	(65,398)
Net loss	(76,984)	(69,081)	(64,246)	(77,926)	(75,225)
Net loss per share:
Basic and diluted	(1.78)	(1.72)	(1.86)	(2.46)	(2.47)
Weighted average number of shares:
Basic and diluted	43,301	40,232	34,465	31,627	30,395
Selected consolidated balance sheet data:
Cash and cash equivalents, unrestricted	$329,134	$306,077	$295,476	$160,505	$118,039
Working capital	246,382	189,811	71,393	100,031	76,936
Total assets	539,971	513,307	436,967	288,683	227,654
Long-term obligations	275,016	152,177	107,318	233,637	134,327
Total stockholders’ equity	$117,037	$164,996	$54,899	$(46,979)	$(3,394)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

In 2020, we continued to grow through our subscription-based revenue model, by enabling our customers to leverage our AI-driven solutions to help them compete in the digital economy, while managing the impact of the coronavirus ("COVID-19") pandemic. Notable items for 2020 included:
•Subscription revenue increased by 17% in 2020 over 2019, and accounted for 68%, 58% and 50% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively;
•Recurring revenue, which consists of subscription and maintenance and support revenue, accounted for 85% of our total revenue and grew by 6% in 2020 over 2019;
•Annual recurring revenue ("ARR") was $209.7 million as of December 31, 2020, down 5% year-over-year;
•Designated as a 2020-2021 Great Place to Work-Certified™ company;
•Delivered the record-breaking, virtual PROS 2020 Outperform Customer Conference, with registration exceeding more than 600% as compared with our 2019 Outperform conference;
•Completed an offering of $150.0 million aggregate principal amount of 2027 Notes in a private placement in September 2020.

While COVID-19 continued to spread throughout the world, our focus remained on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we directed our teams to work from home, suspend travel and replaced historically in-person events such as our Outperform conference with digital events. For further discussion of the possible impact of COVID-19 to our business and our response, please see our Risk Factors under Part I, Item 1A of this Annual Report on Form 10-K, and "Pandemic Response" under Part I, Item 1 of this Annual Report on Form 10-K.

    ARR is one of our key performance metrics to assess the health and trajectory of our overall business. ARR, a non-GAAP financial measure, is defined, as of a specific date, as contracted recurring revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions, and excluding perpetual and term license agreements recognized as license revenue in accordance with GAAP. ARR should be viewed independently of revenue, deferred revenue and other GAAP measures, and is not intended to be combined with any of these items. Total ARR as of December 31, 2020 was $209.7 million, down from $219.8 million as of December 31, 2019, a decrease of 5%, due to the impact of COVID-19.

Cash used in operating activities was $49.4 million for the year ended December 31, 2020, as compared to cash provided by operating activities of $5.2 million for the year ended December 31, 2019.

    Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for PROS new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used for the year ended December 31, 2020 was $53.3 million, compared to $0.9 million for the year ended December 31, 2019. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by (used in) operating activities:

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$(49,389)	$5,245
Purchase of property and equipment (excluding new headquarters)	(2,248)	(4,626)
Purchase of intangible asset	—	(50)
Capitalized internal-use software development costs	(1,686)	(1,436)
Free cash flow	$(53,323)	$(867)

Financial Performance Summary
    Recurring revenue, which is comprised of our subscription and maintenance and support revenue, accounted for 85% of our total revenue for the year ended December 31, 2020. Total recurring revenue was $215.2 million for the year ended December 31, 2020 as compared to $203.5 million for the year ended December 31, 2019, an increase of approximately $11.7 million, or 6%. This increase in recurring revenue was primarily attributable to a 17% increase in subscription revenue from new and existing customers.

Revenue by Geography
Geographic revenue is categorized based on the location of our customers' headquarters, and for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Year Ended December 31,
	2020		2019		2018
	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$82,299	32%	$85,963	34%	$68,482	35%
Europe	74,936	30%	73,914	30%	60,947	31%
The rest of the world	95,189	38%	90,457	36%	67,595	34%
Total revenue	$252,424	100%	$250,334	100%	$197,024	100%

Convertible Debt

In September 2020, we issued the 2027 Notes in an aggregate principal amount of $150.0 million. The interest rate for the 2027 Notes is fixed at 2.25% per year and interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. The 2027 Notes mature on September 15, 2027 unless redeemed or converted in accordance with their terms prior to such date.

In May 2019, we issued the 2024 Notes in an aggregate principal amount of $143.8 million. We used a portion of the net proceeds of the offering of the 2024 Notes to exchange and retire approximately $122.1 million in aggregate principal of 2.0% convertible senior notes due December 2019 (the "2019 Notes") for an aggregate cash consideration of $76.0 million and approximately 2.2 million shares of our common stock (the "Exchange Transactions"). We recorded a $2.3 million loss on debt extinguishment related to the Exchange Transactions. In the fourth quarter of 2019, at maturity, we settled the remaining principal of the 2019 Notes in cash and distributed approximately 0.3 million shares of our common stock to the notes holders, which represented the conversion value in excess of the principal amount.

In August 2019, we issued a notice of redemption to the holders of our outstanding 2.0% convertible senior notes due June 2047 (the "2047 Notes"), and during the third and fourth quarter of 2019, we converted the entire aggregate principal of $106.3 million of the 2047 Notes and delivered approximately 2.3 million shares of our common stock upon conversion. We recorded a $3.4 million loss on debt extinguishment related to the Redemption. The loss on extinguishment is included in the other (expense) income, net in the Consolidated Statements of Comprehensive Income (Loss).

Factors Affecting Our Performance

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•COVID-19 Global Impact. The global economy has been significantly and negatively impacted by COVID-19, and the scope and duration of the outbreak and timeframe for economic recovery is uncertain. The travel industry, a sector served by our solutions, has been particularly adversely impacted. For example, unprecedented declines in travel demand have forced airlines, including some of our customers, to respond by significantly reducing capacity, grounding flights, reducing personnel, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. The global workplace environment has also substantially changed in the wake of COVID-19. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been primarily working remotely since March 16, 2020. Many of our customers are also working remotely, which in some cases has delayed, and may continue to impact the timing of new business and implementations of our solutions. The duration and extent of the impact of COVID-19 continues to be unknown and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer retention.

•COVID-19 Financial Impact. As compared to our expectations prior to COVID-19, the global economic impact of COVID-19 adversely impacted our revenue, bad debt expense and operating cash flow during the year ended December 31, 2020. We expect customer bookings and the related revenue and cash flows will continue to be lower than anticipated prior to the pandemic as a result of decreased demand for new subscriptions and services, delays to projects during the COVID-19 pandemic, and increased scrutiny on new large software purchases. In addition, certain customers have requested, and we expect will continue to request, relief to existing contracts and the impact of those is uncertain.

•Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. This trend has accelerated during the current pandemic environment. In response, we believe that businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly and with personalized experiences across our customers’ direct sales, online, mobile and partner channels.

•Continued Investments. As a result of the economic impact of COVID-19, we are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our subscription revenues. For example, we are slowing our overall rate of employee hiring, emphasizing hiring for strategic positions and cross training our travel implementation personnel to serve prospects and customers in other existing industry verticals. While we incurred losses in 2020, we believe our market is large and underpenetrated and intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies.

•Cloud Migrations. Sales of our cloud-based solutions have, and we expect future sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue, as long-term customers continue to migrate from our legacy licensed solutions to our current cloud solutions.
Description of Key Components of our Operating Results

Revenue

    We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support services. Recurring revenues accounted for 85% of our total revenue in 2020.

    Subscription. Subscription revenue primarily consists of fees that give customers access to one or more of our cloud applications with related customer support. We primarily recognize subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis.

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

    Services. Services revenue primarily consists of fees for configuration services, consulting and training. We typically sell our services on either a fixed-fee or time-and-materials basis. Services revenue is generally recognized as the services are performed for time and material contracts, or on a proportional performance basis for fixed-price contracts. The majority of our services contracts are on a fixed-fee basis. Training revenues are recognized as the services are performed.

Services revenue varies from period to period depending on different factors, including the level of services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional services requested by our customers during a particular period.

    Significant judgments are required in determining whether services that are contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined services are not considered distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer.
Cost of Revenue

Cost of subscription. Cost of subscription consists of infrastructure costs to support our current subscription customer base including third-party hosting services and expenses related to operating our network infrastructure, including depreciation expense and operating lease payments, salaries and related expenses, amortization of capitalized software and an allocation of depreciation, amortization of certain intangible assets and allocated overhead.

Cost of maintenance and support. Cost of maintenance and support consists largely of employee-related costs and an allocation of depreciation, amortization of intangibles, and allocated overhead.

Cost of services. Cost of services includes those costs related to services and implementation of our solutions, primarily employee-related costs and third-party contractors, billable and non-billable travel and an allocation of depreciation and allocated overhead. Cost of providing services may vary from quarter to quarter depending on a number of factors, including the amount of services required to implement and configure our solutions.

Services gross profit varies period to period depending on different factors, including the level of services required to implement our solutions, our mix of employees and third-party contractors, our effective billable man-day rates, our use of third-party system integrators and the billable utilization of our services personnel.
Operating Expenses

Selling and marketing. Selling and marketing expenses primarily consist of employee-related costs, third-party contractors, sales commissions, sales and marketing programs such as lead generation programs, company awareness programs, our annual Outperform conference, participation in industry trade shows, and other sales and marketing programs, travel, amortization expenses associated with acquired intangible assets and allocated overhead. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years.

General and administrative. General and administrative expenses primarily consist of employee-related costs for executive, accounting, finance, legal, human resources and internal IT support functions and an allocation of depreciation and allocated overhead. General and administrative expenses also include outside legal and accounting fees and provision for bad debts.

Research and development. Research and development expenses primarily consist of employee-related costs and third-party contractors who work on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, and an allocation of depreciation, facilities and allocated overhead.
Results of Operations
Comparison of year ended December 31, 2020 with year ended December 31, 2019
Revenue:

	For the Year Ended December 31,
	2020		2019
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$170,473	67%	$145,327	58%	$25,146	17%
Maintenance and support	44,692	18%	58,184	23%	(13,492)	(23)%
Total subscription, maintenance and support	215,165	85%	203,511	81%	11,654	6%
Services	37,259	15%	46,823	19%	(9,564)	(20)%
Total revenue	$252,424	100%	$250,334	100%	$2,090	1%

Subscription revenue. Subscription revenue increased primarily due to an increased number of customer subscription contracts as compared to the prior year. For the year ended December 31, 2020, our subscription revenue was negatively impacted by a decrease in customer revenue retention attributed to the impact of COVID-19, and primarily driven by the impact of COVID-19 on our travel customers. Our ability to maintain consistently high customer retention rates will directly impact our ability to continue to grow our subscription revenue. Due to the ongoing uncertain economic conditions caused by COVID-19, we expect subscription revenue to grow at a slower pace in the near term.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and a decrease in customer retention due to the impact of COVID-19. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue decreased primarily as a result of lower sales of services related to subscription contracts than in 2019 due to the impact of COVID-19.

    Cost of revenue and gross profit.

	For the Year Ended December 31,
	2020		2019
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$51,673	20%	$42,339	17%	$9,334	22%
Cost of maintenance and support	9,880	4%	11,052	4%	(1,172)	(11)%
Total cost of subscription, maintenance and support	61,553	24%	53,391	21%	8,162	15%
Cost of services	43,080	17%	45,726	18%	(2,646)	(6)%
Total cost of revenue	$104,633	41%	$99,117	40%	$5,516	6%
Gross profit	$147,791	59%	$151,217	60%	$(3,426)	(2)%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base and increased employee-related costs driven by higher headcount. Our subscription gross profit percentage was 70% and 71%, respectively, for the years ended December 31, 2020 and 2019.

Cost of maintenance and support. Cost of maintenance and support declined primarily due to a decrease in personnel costs as a result of the need to support a smaller maintenance customer base as we migrate customers to our subscription solutions. Maintenance and support gross profit percentages for the years ended December 31, 2020 and 2019, were 78% and 81%, respectively.

Cost of services. Cost of services decreased primarily due to the lower utilization of third-party contractors and reduced travel expenses due to the COVID-19 pandemic, partially offset by increased employee-related costs driven by higher headcount. Services gross profit percentages for the years ended December 31, 2020 and 2019, were (16)% and 2%, respectively. The decrease in services gross profit percentages was primarily due to the decrease in services revenues and the increase in headcount.

    Gross profit. Overall gross profit decreased for the year ended December 31, 2020 principally attributable to the slower growth in revenue due to the impact of COVID-19.

Operating expenses:

	For the Year Ended December 31,
	2020		2019
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$87,182	35%	$89,553	36%	$(2,371)	(3)%
General and administrative	51,075	20%	47,254	19%	3,821	8%
Research and development	75,614	30%	67,246	27%	8,368	12%
Acquisition-related	—	—%	502	—%	(502)	(100)%
Total operating expenses	$213,871	85%	$204,555	82%	$9,316	5%

Selling and marketing expenses. Sales and marketing expenses decreased primarily due to a decrease of travel expense of $7.0 million due to the COVID-19 pandemic, partially offset by an increase of $4.2 million in employee-related costs driven by higher sales and marketing headcount, as we continue to focus on adding new customers and increasing penetration within our existing customer base, an increase of $0.3 million in expenses for sales and marketing events, and a $0.1 million increase in allocated overhead.

General and administrative expenses. General and administrative expenses increased primarily due to an increase of $5.3 million in bad debt expense recognized as a result of increased credit risk from uncertain economic conditions caused by COVID-19 and the bankruptcy of several customers in the travel industry, partially offset by a decrease in professional fees in 2020 as compared to 2019 related to our acquisition of Travelaer in 2019.

    Research and development expenses. Research and development expenses increased primarily due to an increase of $8.3 million in employee-related costs driven by higher headcount and a slight increase in allocated overhead.

    Acquisition-related expenses. Acquisition-related expenses were $0.5 million for the year ended December 31, 2019, and consisted primarily of integration costs, professional fees and retention bonuses for our acquisition of Travelaer in 2019.

    Other income (expense), net:

	For the Year Ended December 31,
	2020		2019
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(11,125)	(4)%	$(14,765)	(6)%	$3,640	(25)%
Other income (expense), net	$897	—%	$(354)	—%	$1,251	(353)%

    Convertible debt interest and amortization. Convertible debt interest and amortization expense for each of the years ended December 31, 2020 and 2019 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of our settlement of the 2019 Notes and 2047 Notes during 2019, partially offset by an increase due to the issuance of our 2027 Notes in September 2020.

    Other income (expense), net. The change in other income (expense), net for the year ended December 31, 2020, primarily related to a $5.7 million loss on debt extinguishment related to our 2019 Notes and 2047 Notes recognized in 2019 which was partially offset by a decrease in interest income during the period.

    Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	Variance $	Variance %
Effective tax rate	(0.9)%	(0.9)%	n/a	—%
Income tax provision	$676	$624	$52	8%

Our tax provision for the year ended December 31, 2020 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2020 and 2019 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2020 and 2019 only included foreign income and withholding taxes, resulting in an effective tax rate of (0.9)% and (0.9)%, respectively. The difference between the effective tax rates and the federal statutory rate of 21% for the years ended December 31, 2020 and 2019 was primarily due to the increase in our valuation allowance of $24.3 million and $12.4 million, respectively.

    As of December 31, 2020 and 2019, we had a valuation allowance on our net deferred tax assets of $130.7 million and $106.5 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss.

Comparison of year ended December 31, 2019 with year ended December 31, 2018

Additional information on fiscal 2018 items, including discussion of the year-over-year comparisons between 2019 and 2018 that are not included in this Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 19, 2020.
    Revenue:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$145,327	58%	$98,708	50%	$46,619	47%
Maintenance and support	58,184	23%	64,760	33%	(6,576)	(10)%
Total subscription, maintenance and support	203,511	81%	163,468	83%	40,043	24%
Services	46,823	19%	33,556	17%	13,267	40%
Total revenue	$250,334	100%	$197,024	100%	$53,310	27%

    Cost of revenue and gross profit:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$42,339	17%	$35,619	18%	$6,720	19%
Cost of maintenance and support	11,052	4%	11,602	6%	(550)	(5)%
Total cost of subscription, maintenance and support	53,391	21%	47,221	24%	6,170	13%
Cost of services	45,726	18%	29,958	15%	15,768	53%
Total cost of revenue	$99,117	40%	$77,179	39%	$21,938	28%
Gross profit	$151,217	60%	$119,845	61%	$31,372	26%

Operating expenses:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$89,553	36%	$72,006	37%	$17,547	24%
General and administrative	47,254	19%	41,302	21%	5,952	14%
Research and development	67,246	27%	55,657	28%	11,589	21%
Acquisition-related	502	—%	95	—%	407	428%
Total operating expenses	$204,555	82%	$169,060	86%	$35,495	21%

Other (expense) income, net:

	For the Year Ended December 31,
	2019		2018
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(14,765)	(6)%	$(16,986)	(9)%	$2,221	(13)%
Other (expense) income, net	$(354)	—%	$2,155	1%	$(2,509)	(116)%

Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	Variance $	Variance %
Effective tax rate	(1)%	—%	n/a	(1)%
Income tax provision	$624	$200	$424	212%

Liquidity and Capital Resources

At December 31, 2020, we had $329.1 million of cash and cash equivalents and $246.4 million of working capital as compared to $306.1 million of cash and cash equivalents and $189.8 million of working capital at December 31, 2019.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The facility expires in July 2022. We issued the 2027 Notes in September 2020, the 2024 Notes in May 2019 and completed our Secondary Offering in August 2018 to supplement our overall liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections related to licenses, subscriptions and support for our software and related services. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities and customer concessions. We generally pay our vendors and service providers in accordance with the invoice terms and conditions.

    We believe our existing cash, cash equivalents, including funds available under our Revolver, and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, expansion into complementary businesses and the impact of COVID-19, including the pace and timing of adoption and implementation of our solutions, relief to existing contracts and customer retention. If such need arises, we may raise additional funds through equity or debt financings. However, the recent COVID-19 pandemic caused some disruption in the capital markets and further disruption could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. During the period of uncertainty and volatility related to COVID-19, we will continue to monitor our liquidity.

    The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net cash (used in) provided by operating activities	$(49,389)	$5,245	$5,703
Net cash used in investing activities	(30,460)	(17,560)	(6,258)
Net cash provided by financing activities	102,914	22,991	135,352
Cash and cash equivalents (beginning of period)	306,077	295,476	160,505
Cash and cash equivalents (end of period)	$329,134	$306,077	$295,476

Operating Activities

Cash used in operating activities in 2020 was $49.4 million and increased as compared to cash provided by operating activities in 2019 of $5.2 million. The increase was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount year-over-year, higher annual incentive payment as compared to 2019, customer requests during the pandemic to defer payments into 2021, and a decrease in customer revenue retention attributed to the impact of COVID-19.

Cash provided by operating activities in 2019 was $5.2 million and declined slightly as compared to $5.7 million in 2018. The decrease was primarily attributable to higher cash operating expenses driven mainly by an increase in headcount and partially offset by an increase in sales and related cash collections.

Investing Activities

Net cash used in investing activities for 2020 of $30.5 million was primarily due to $28.5 million of capital expenditures mainly attributable to the build out of our new headquarters which was committed prior to the pandemic. In addition, we incurred capitalized internal-use software development costs on our subscription solutions of $1.7 million, and investment in equity securities of $0.3 million.

Net cash used in investing activities for 2019 was $17.6 million, which was primarily related to our acquisition of Travelaer. In addition, we incurred capitalized internal-use software development costs on our subscription service solutions of $1.4 million, capital expenditures of $5.3 million, investment in equity securities of $0.3 million and intangible (non-acquisition) asset of $0.1 million.

Financing Activities

Net cash provided by financing activities for 2020 was $102.9 million, which was attributable to the proceeds of $146.9 million from the issuance of our 2027 Notes and proceeds from the exercise of employee stock plans of $2.8 million, partially offset by the purchase of Capped Call of $25.3 million, a payment of $20.5 million for tax withholdings on vesting of employee share-based awards and a $1.0 million payment for debt issuance costs related to the 2027 Notes.

Net cash provided by financing activities for 2019 was $23.0 million, which was attributable to the proceeds of $140.2 million from the issuance of our 2024 Notes, proceeds from the bond hedge termination of $64.8 million and proceeds from the exercise of employee stock plans of $2.0 million, which was partially offset by the settlement of our 2019 and 2047 Notes of $97.7 million, termination of warrant of $45.2 million, a payment of $23.8 million for tax withholdings on vesting of employee share-based awards, the purchase of Capped Call of $16.4 million and a $0.9 million payment for debt issuance costs related to the 2024 Notes.

Stock Repurchases

In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased under the program during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our principal commitments as of December 31, 2020 consist of obligations under operating leases and various service agreements. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2020:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$322,350	$4,813	$9,625	$151,162	$156,750
Operating leases	72,882	9,580	21,752	9,683	31,867
Purchase and contractual commitments	39,259	30,148	9,111	—	—
Total contractual obligations	$434,491	$44,541	$40,488	$160,845	$188,617

Notes

As of December 31, 2020, our outstanding Notes consist of the 2024 and 2027 Notes. Interest on the 2024 Notes is payable semi-annually, in arrears on May 15 and November 15 of each year. Interest on the 2027 Notes is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. At December 31, 2020, our maximum commitment for interest payments under the 2024 and 2027 Notes was $28.6 million for their remaining duration.
Covenants

    Our Revolver contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our Revolver contains certain financial covenants which become effective in the event our liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2020, we were in compliance with all financial covenants in the Revolver.
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

Revenue Recognition

We derive our revenues primarily from subscription services, services and associated software maintenance and support services.

    We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the customer contract(s);
•Determination of the transaction price;
•Allocation of the transaction price to each performance obligation in the customer contract(s); and

•Recognition of revenue when, or as, we satisfy a performance obligation.

Subscription revenue

    Subscription revenue primarily consists of fees that give customers access to one or more of our cloud applications with related customer support. We primarily recognize subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis.

Maintenance and support revenue

Maintenance and support revenue includes customer support for our on-premises software and the right to unspecified software updates and enhancements. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided. Our maintenance and support contracts are generally one year in length, billed annually in advance, and non-cancelable.

Services revenue

    Services revenue primarily consists of fees for configuration services, consulting and training. We typically sell our services on either a fixed-fee or time-and-materials basis. Services revenue is generally recognized as the services are performed for time and material contracts, or on a proportional performance basis for fixed-price contracts. The majority of our services contracts are on a fixed-fee basis. Training revenues are recognized as the services are performed.

    Significant judgments are required in determining whether services that are contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined services are not considered distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer.

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

Allowance for Doubtful Accounts

In addition to our initial credit evaluations upon entering into a new customer contract, we regularly assess our ability to collect outstanding customer invoices. The allowance is based on both specific and general reserves. To do so, we make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. We regularly review our trade receivables allowance by considering factors such as historical experience, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to pay.

Deferred Costs

Sales commissions earned by our sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years. We determined the period of benefit by taking into consideration our customer contracts, expected renewals of those customer contracts (as we currently do not pay an incremental sales commission for renewals), our technology and other factors. We also defer amounts earned by employees other than sales representatives who earn incentive payments under compensation plans tied to the value of customer contracts acquired.

Deferred Implementation Costs

We capitalize certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where services are not distinct from other undelivered obligations in our customer contracts. We analyze implementation costs and capitalize those costs that are directly related to customer contracts that are expected to be recoverable and enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences.

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

MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over the three-year periods ending February 28, 2020, October 9, 2020 and December 31, 2020 ("Performance Period"), respectively. The MSUs vested on March 1, 2020 and October 9, 2020 and are scheduled to vest on January 10, 2021, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.

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

At December 31, 2020, we had $55.9 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.5 years.
Accounting for Income Taxes

    We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2020, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), Research and Experimentation ("R&E") tax credit carryforwards and net operating losses.

    We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine that it is more likely than not that our net deferred tax assets will not be realized. During 2020, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2020.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2020, would have resulted in a $0.4 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2020 by approximately $1.6 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

    Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2020, we had no borrowings under the Revolver.

    As of December 31, 2020, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other Information
    None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 13. Certain Relationships, Related Transactions and Director Independence
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020.

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

    Reference is made to the Index to Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

    Reference is made to Schedule II, Valuation and Qualifying Accounts, as indexed on page F-35.

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

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
2

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

Revenue recognition – Identifying distinct performance obligations within customer contracts

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2020, the Company recognized revenue of $252.4 million from customer contracts. A portion of these customer contracts contain multiple performance obligations. Significant judgment is required by management in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue for that separate performance obligation is recognized when, or as, the Company satisfies the performance obligation. If obligations are not determined to be distinct, those obligations are accounted for as a single, combined performance obligation.

The principal considerations for our determination that performing procedures relating to identifying distinct performance obligations within customer contracts is a critical audit matter are the significant amount of judgment by management in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. This in turn led to significant auditor judgment and effort in performing procedures to evaluate whether the distinct performance obligations within a single customer contract were appropriately identified by management.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations. These procedures also included, among others, examining customer contracts on a test basis to identify whether the performance obligations were capable of being distinct and were separately identifiable, and evaluating management’s conclusions through tests of underlying information.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 12, 2021
We have served as the Company’s auditor since 2002.

3

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$329,134	$306,077
Trade and other receivables, net of allowance of $4,122 and $214, respectively	49,578	65,074
Deferred costs, current	5,941	5,756
Prepaid and other current assets	9,647	9,038
Total current assets	394,300	385,945
Property and equipment, net	36,504	14,794
Operating lease right-of-use assets	30,689	26,550
Deferred costs, noncurrent	12,544	15,478
Intangibles, net	8,341	14,605
Goodwill	50,044	49,104
Other assets, noncurrent	7,549	6,831
Total assets	$539,971	$513,307
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$4,246	$9,098
Accrued liabilities	13,065	22,748
Accrued payroll and other employee benefits	25,514	32,656
Operating lease liabilities, current	5,937	7,173
Deferred revenue, current	99,156	124,459
Total current liabilities	147,918	196,134
Deferred revenue, noncurrent	11,372	17,801
Convertible debt, net, noncurrent	218,028	110,704
Operating lease liabilities, noncurrent	44,099	22,391
Other liabilities, noncurrent	1,517	1,281
Total liabilities	422,934	348,311
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,142,267 and 47,310,846 shares issued, respectively; 43,461,544 and 42,630,123 shares outstanding, respectively	48	47
Additional paid-in capital	589,040	560,496
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(438,773)	(361,789)
Accumulated other comprehensive loss	(3,431)	(3,911)
Total stockholders’ equity	117,037	164,996
Total liabilities and stockholders’ equity	$539,971	$513,307
The accompanying notes are an integral part of these consolidated financial statements.
4

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$170,473	$145,327	$98,708
Maintenance and support	44,692	58,184	64,760
Total subscription, maintenance and support	215,165	203,511	163,468
Services	37,259	46,823	33,556
Total revenue	252,424	250,334	197,024
Cost of revenue:
Subscription	51,673	42,339	35,619
Maintenance and support	9,880	11,052	11,602
Total cost of subscription, maintenance and support	61,553	53,391	47,221
Services	43,080	45,726	29,958
Total cost of revenue	104,633	99,117	77,179
Gross profit	147,791	151,217	119,845
Operating expenses:
Selling and marketing	87,182	89,553	72,006
General and administrative	51,075	47,254	41,302
Research and development	75,614	67,246	55,657
Acquisition-related	—	502	95
Loss from operations	(66,080)	(53,338)	(49,215)
Convertible debt interest and amortization	(11,125)	(14,765)	(16,986)
Other income (expense), net	897	(354)	2,155
Loss before income tax provision	(76,308)	(68,457)	(64,046)
Income tax provision	676	624	200
Net loss	(76,984)	(69,081)	(64,246)
Net loss per share:
Basic and diluted	(1.78)	(1.72)	(1.86)
Weighted average number of shares:
Basic and diluted	43,301	40,232	34,465

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	480	(537)	(558)
Other comprehensive loss, net of tax	480	(537)	(558)
Comprehensive (loss) income	$(76,504)	$(69,618)	$(64,804)
The accompanying notes are an integral part of these consolidated financial statements.
5

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(76,984)	$(69,081)	$(64,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,334	13,870	13,055
Amortization of debt discount and issuance costs	8,743	11,115	12,027
Share-based compensation	24,399	24,680	21,453
Deferred income tax, net	—	(119)	(463)
Provision for doubtful accounts	4,783	(754)	212
Loss on disposal of assets	—	—	37
Loss on debt extinguishment	—	5,660	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	10,450	(22,273)	(9,550)
Deferred costs	2,749	(3,772)	(4,086)
Prepaid expenses and other assets	(1,376)	(5,044)	87
Operating lease right-of-use assets and liabilities	16,974	(61)	—
Accounts payable and other liabilities	(4,817)	2,550	3,931
Accrued liabilities	(9,848)	15,455	2,764
Accrued payroll and other employee benefits	(7,106)	7,937	5,830
Deferred revenue	(31,690)	25,082	24,652
Net cash (used in) provided by operating activities	(49,389)	5,245	5,703
Investing activities:
Purchase of property and equipment	(28,493)	(5,271)	(1,475)
Purchase of equity securities	(281)	(293)	(45)
Acquisition of Travelaer, net of cash acquired	—	(10,510)	—
Capitalized internal-use software development costs	(1,686)	(1,436)	(4,613)
Purchase of intangible asset	—	(50)	(125)
Net cash used in investing activities	(30,460)	(17,560)	(6,258)
Financing activities:
Exercise of stock options	—	—	1,142
Proceeds from employee stock plans	2,824	1,995	1,720
Tax withholding related to net share settlement of stock awards	(20,481)	(23,753)	(9,410)
Proceeds from Secondary Offering, net	—	—	141,954
Payments of notes payable	—	—	(54)
Proceeds from issuance of convertible debt, net	146,925	140,156	—
Debt issuance costs related to convertible debt	(1,019)	(860)	—
Purchase of Capped Call	(25,335)	(16,445)	—
Settlement of convertible debt	—	(97,678)	—
Proceeds from termination of Note Hedges	—	64,819	—
Payment for termination of Warrants	—	(45,243)	—
Net cash provided by financing activities	102,914	22,991	135,352
Effect of foreign currency rates on cash	(8)	(75)	174
Net change in cash and cash equivalents	23,057	10,601	134,971
6

Cash and cash equivalents:
Beginning of period	306,077	295,476	160,505
End of period	$329,134	$306,077	$295,476

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$(341)	$(308)	$(262)
Interest	$(1,680)	$(3,499)	$(5,252)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$341	$891	$247
The accompanying notes are an integral part of these consolidated financial statements.
7

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	31,939,175	$36	$207,924	4,417,585	$(13,938)	$(238,185)	$(2,816)	$(46,979)
Exercise of stock options	161,997	1	1,141	—	—	—	—	1,142
Stock awards net settlement	609,188	1	(9,411)	—	—	—	—	(9,410)
Proceeds from employee stock plans	75,546	—	1,720	—	—	—	—	1,720
Proceeds from Secondary Offering, net	4,370,000	4	141,950	—	—	—	—	141,954
Noncash share-based compensation	—	—	21,553	—	—	—	—	21,553
Cumulative effect of adoption of section 606	—	—	—	—	—	9,723	—	9,723
Other comprehensive loss	—	—	—	—	—	—	(558)	(558)
Net loss	—	—	—	—	—	(64,246)	—	(64,246)
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	958,264	1	(23,754)	—	—	—	—	(23,753)
Proceeds from employee stock plans	75,304	—	1,995	—	—	—	—	1,995
Settlement of convertible debt	4,703,787	4	140,845	—	—	—	—	140,849
Exercise of Note Hedges	(263,138)	—	15,911	263,138	(15,909)	—	—	2
Termination of Note Hedges	—	—	64,819	—	—	—	—	64,819
Termination of Warrants	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of Capped Call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	24,608	—	—	—	—	24,608
Other comprehensive loss	—	—	—	—	—	—	(537)	(537)
Net loss	—	—	—	—	—	(69,081)	—	(69,081)
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	765,801	1	(20,482)	—	—	—	—	(20,481)
Proceeds from employee stock plans	65,457	—	2,824	—	—	—	—	2,824
Equity component of convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of Capped Call	—	—	(25,335)	—	—	—	—	(25,335)
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	24,322	—	—	—	—	24,322
Other comprehensive loss	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(76,984)	—	(76,984)
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
The accompanying notes are an integral part of these consolidated financial statements.
8

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions that optimize the processes of selling and shopping in the digital economy. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use the Company's selling, pricing, revenue optimization and eCommerce solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable buyers to move fluidly across its customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel those buyers choose. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence. The Company provides standard configurations of its solutions based on the industries it serves and offers services to configure its solutions to meet the specific needs of each customer.
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
9

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

10

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

Deferred Implementation Costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts that are expected to be recoverable and enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Income (Loss).

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

    Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the year ended December 31, 2020, 2019 and 2018.

11

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

    Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2020, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.

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

    Financial Instruments

    The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2020 and 2019. For additional information on the Company’s fair value measurements, see Note 10 to the Consolidated Financial Statements.

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
12

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

    Treasury Stock

    The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 12 to the Consolidated Financial Statements. There were no treasury stock repurchases under the program for the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition

The Company derives its revenues primarily from subscriptions, services, and associated software maintenance and support services.

    The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the customer contract(s);
•Determination of the transaction price;
•Allocation of the transaction price to each performance obligation in the customer contract(s); and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription revenue

    Subscription revenue primarily consists of fees that give customers access to one or more of the Company's cloud applications with related customer support. The Company primarily recognizes subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis. The Company's subscription contracts do not provide customers with the right to take possession of the software supporting the service and, as a result, are accounted for as service contracts. The Company's subscription contracts are generally two to five years in length, billed annually in advance, and non-cancelable.

Maintenance and support revenue

Maintenance and support revenue includes customer support for on-premises licenses and the right to unspecified software updates and enhancements. The Company recognizes revenue from maintenance and support arrangements ratably over the period in which the services are provided. The Company's maintenance and support contracts are generally one year in length, billed annually in advance, and non-cancelable.

13

Services revenue

    Services revenue primarily consists of fees for configuration services, consulting and training. The Company typically sells its services either on a fixed-fee or time-and-material basis. Services revenue is generally recognized as the services are performed for time and material contracts, or on a proportional performance basis for fixed-price contracts. The majority of the Company's Services contracts are on a fixed-fee basis. Training revenue is recognized as the services are rendered.

    Significant judgments are required in determining whether services that are contained in the Company's customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If determined services are not considered distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer.

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
14

The following table presents the number of awards outstanding for each award type as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
Award type	2020	2019
Restricted stock units (time-based)	1,802	1,893
Restricted stock units (performance-based)	162	114
Stock appreciation rights	28	65
Market stock units	111	267
Stock options. The Company did not grant stock options during 2020 and 2019. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

Restricted stock units. The fair value of the RSUs (time-based and performance-based) is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period. RSUs include (i) time-based awards and (ii) performance-based awards in which the number of shares that vest are based upon achievement of certain internal performance metrics set by the Company.
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

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending February 28, 2020, October 9, 2020 and December 31, 2020 ("Performance Period"), respectively. The MSUs vested on March 1, 2020 and October 9, 2020, and will vest on January 10, 2021, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.
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
At December 31, 2020, there were an estimated $55.9 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 14 to the Consolidated Financial Statements.

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
15

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method and there was no material impact on the Company's unaudited condensed consolidated financial statements as of the adoption date. As of December 31, 2020, the Company has recorded allowance for doubtful accounts related to trade receivables of $4.1 million primarily due to increased credit risk from uncertain economic conditions caused by COVID-19.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("Topic 842"), which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right-of-use ("ROU") assets and lease liabilities for those leases currently classified as operating leases. Lessor accounting remains largely unchanged from current guidance, however, Topic 842 provides improvements that are intended to align lessor accounting with the lessee model and with updated revenue recognition guidance. This standard took effect in the first quarter of 2019, including interim periods within that reporting period. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balances of operating ROU assets and lease liabilities, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under the prior lease accounting rules in ASC 840, "Leases". See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in form 10-K for the year ended December 31, 2019, regarding the impact of Topic 842 adoption on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("Subtopic 350-40"). The amendment aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019; early adoption is permitted. The Company early adopted Subtopic 350-40 prospectively effective January 1, 2019 and there was no impact on the Company's Consolidated Financial Statements as of the adoption date. During the years ended December 31, 2020 and 2019, the Company capitalized implementation cost in result of
16

adoption of the standard which affected the prepaid and other current assets and other assets, noncurrent line items in the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

    In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company will early adopt the new standard effective January 1, 2021 on the modified retrospective basis. The adoption is expected to increase convertible debt, net, noncurrent by approximately $70.6 million excluding the impact of debt issuance cost and the equity conversion component. The Company is currently continuing to assess the impact of the adoption of the standard on its financial statements.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020, that are of significance or potential significance to the Company.
3. Business Combination

    Travelaer

    On August 14, 2019, the Company acquired Travelaer SAS ("Travelaer"), a privately held company based near Nice, France, for a total cash consideration, net of cash acquired, of approximately $10.5 million. Travelaer is a digital innovator for the travel industry with a focus on improving the customer experience across all phases of travel, and brings an internet booking engine and New Distribution Capability platform to the Company's portfolio. The Company has included the financial results of Travelaer in the Consolidated Financial Statements from the date of the acquisition, which have not been material to date. The transaction cost associated with the acquisition was $0.5 million for the year ended December 31, 2019.

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
17

4. Trade and Other Receivables, Net

Accounts receivable at December 31, 2020 and 2019, consists of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$50,257	$59,606
Unbilled receivables and contract assets	3,443	5,682
Total receivables	53,700	65,288
Less: Allowance for doubtful accounts	(4,122)	(214)
Trade and other receivables, net	$49,578	$65,074
The bad debt expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, totaled approximately $4.8 million, $(0.6) million and $0.2 million, respectively. However, as a result of the ongoing and uncertain economic conditions caused by COVID-19, the amount of bad debt expense recognized by the Company could vary in the near term depending on the ongoing impact of COVID-19 on the Company’s customers and inherently the related receivables.
5. Deferred Costs

    Deferred costs, which primarily consist of deferred sales commissions, were $18.5 million and $21.2 million as of December 31, 2020 and December 31, 2019, respectively. Amortization expense for the deferred costs was $5.9 million, $4.8 million and $3.0 million for the year ended December 31, 2020, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Deferred Implementation Costs

    Deferred implementation costs, which related to certain customer contract fulfillment costs, were $2.9 million and $4.4 million as of December 31, 2020 and December 31, 2019, respectively. Amortization expense for the deferred implementation costs was $1.8 million, $1.4 million and $0.6 million for the year ended December 31, 2020, 2019 and 2018, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Income (Loss). There was no impairment loss in relation to the costs capitalized for the periods presented.
7. Property and Equipment, Net
Property and equipment, net as of December 31, 2020 and 2019 consists of the following:

		December 31,
	Estimated useful life	2020	2019
Furniture and fixtures	5-10 years	$6,248	$3,227
Computers and equipment	3-5 years	17,333	15,388
Software	3-6 years	7,646	7,302
Capitalized internal-use software development costs	3 years	12,217	10,194
Leasehold improvements	Shorter of lease term or useful life	20,709	5,591
Construction in progress		147	794
Property and equipment, gross		64,300	42,496
Less: Accumulated depreciation and amortization		(27,796)	(27,702)
Property and equipment, net		$36,504	$14,794
Depreciation and amortization was approximately $8.0 million, $7.1 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company disposed of approximately $8.3 million, $7.4 million and $0.5 million, respectively, of fully depreciated assets. During the year ended December 31, 2020, the Company recognized no loss on disposal of assets and during the years ended 2019 and 2018, the Company recognized immaterial amounts of loss on disposal of certain non-fully depreciated assets, respectively. As of December 31, 2020 and 2019, the Company had approximately $10.7 million and $12.2 million, respectively, of fully depreciated assets in use.
18

During the years ended December 31, 2020 and 2019, the Company capitalized internal-use software development costs of approximately $1.7 million and $1.4 million, respectively, related to its subscription solutions. As of December 31, 2020 and 2019, $12.2 million and $9.6 million, respectively, of capitalized internal-use software development costs were subject to amortization and $7.3 million and $4.1 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2020 and 2019.
No impairment was recorded for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, the Company did not have any finance leases.

    The components of operating lease expense were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$11,632	$10,109
Variable lease cost	1,717	1,810
Sublease income	(375)	(332)
Total lease cost	$12,974	$11,587

Operating lease expense was $4.3 million for the year ended December 31, 2018 under Topic 840, the predecessor of Topic 842.

    Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Cash paid for operating lease liabilities	$7,562	$5,883
Right-of-use asset obtained in exchange for operating lease liability (1)	$12,599	$34,418
(1) For the year ended December 31, 2019, the balance included $26.9 million for operating leases existing on January 1, 2019 upon adoption of ASU 842.

	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	8.6 years	7.1 years
Weighted average discount rate:
Operating leases	7.12%	7.26%

19

    As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2021	$9,580
2022	10,374
2023	11,378
2024	5,418
2025	4,265
2026 and thereafter	31,867
Total operating lease payments	72,882
Less: Imputed interest	(21,461)
Less: Anticipated lease incentive	(1,385)
Total operating lease liabilities	$50,036
9. Goodwill and Intangible Assets

    The change in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, was as follows (in thousands):

Balance as of December 31, 2018	$38,231
Goodwill acquired	11,077
Foreign currency translation adjustments	(204)
Balance as of December 31, 2019	49,104
Foreign currency translation adjustments	940
Balance as of December 31, 2020	$50,044

    The goodwill balance related to PROS France and Travelaer is denominated in Euro and the goodwill balance related to PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.) ("Vayant") is denominated in the U.S. dollar.

    Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2020
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$27,700	$22,077	$5,623
Maintenance relationships	8	3,608	3,259	349
Customer relationships	6	12,513	10,144	2,369
Acquired technology	2	1,925	1,925	—
Total		$45,746	$37,405	$8,341
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, increased total intangible assets by approximately $0.1 million as of December 31, 2020.

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
20

    Intangible asset amortization expense for the years ended December 31, 2020, 2019 and 2018 was $6.3 million, $6.8 million and $7.6 million, respectively. As of December 31, 2020, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2021	$3,391
2022	2,180
2023	1,547
2024	971
2025	156
2026 and thereafter	96
Total amortization expense	$8,341
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

At December 31, 2020 and 2019, the Company had approximately $301.3 million and $273.1 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 16 for further detail regarding the Notes.

As of December 31, 2020 and 2019, the Company had $2.6 million and $2.3 million, respectively, of equity securities in privately held companies. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2020, 2019 and 2018 the Company determined there were no other-than-temporary impairments on its equity investments.
21

11. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the year ended December 31, 2020 and 2019, the Company recognized approximately $120.9 million and $96.4 million, respectively, in each case of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

    Performance Obligations

    As of December 31, 2020, the Company expects to recognize approximately $389.7 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $178.9 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of the ongoing and uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2020 and 2019. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2020.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(76,984)	$(69,081)	$(64,246)
Denominator:
Weighted average shares (basic)	43,301	40,232	34,465
Dilutive effect of stock options, SARs, RSUs, MSUs and convertible notes	—	—	—
Weighted average shares (diluted)	43,301	40,232	34,465
Basic earnings per share	$(1.78)	$(1.72)	$(1.86)
Diluted earnings per share	$(1.78)	$(1.72)	$(1.86)

22

    Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs and MSUs. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.4 million, 2.1 million and 2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million and 2.2 million for the year ended December 31, 2020 and 2019.
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

2007 Stock Plan. The Company’s 2007 Stock Plan expired in March 2017 for purposes of granting future equity awards. As of December 31, 2020, the Company had outstanding equity awards to acquire 175,733 shares of its common stock held by the Company’s employees, directors and consultants under the 2007 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of zero stock options, 147,733 RSUs, 28,000 SARs and zero MSUs.

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

As of December 31, 2020, the Company had outstanding equity awards to acquire 1,927,109 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 1,816,383 RSUs and 110,726 MSUs. As of December 31, 2020, 1,745,900 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2020, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income (Loss). The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	For the Year Ended December 31,
	2020	2019	2018
Share-based compensation:
Cost of revenue	$2,132	$2,025	$1,721
Operating expenses:
Selling and marketing	6,536	5,995	4,396
General and administrative	9,670	11,451	10,717
Research and development	6,061	5,209	4,619
Total included in operating expenses	22,267	22,655	19,732
Total share-based compensation expense	$24,399	$24,680	$21,453

23

At December 31, 2020, there was an estimated $55.9 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

Stock Options

For the years ended December 31, 2020 and 2019, respectively, the Company did not grant any stock options and had no stock options outstanding. The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was zero, zero and $2.5 million, respectively.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four-year period from the grant date.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2020, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2019	1,893	$27.83
Granted	976	52.62
Vested	(814)	23.88
Forfeited	(253)	39.25
Unvested at December 31, 2020	1,802	$41.44	2.03	$91,476
Expected to vest at December 31, 2020	1,653	$40.80	2.00	$83,909
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2020 of $50.77.

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $52.62, $35.38 and $27.61, respectively.

RSUs (performance-based)

During 2020 and 2019, the Company granted performance-based RSUs ("PRSUs") under the 2017 Stock Plan to certain executive employees. These PRSUs vest on January 13, 2023 and January 15, 2022 respectively, and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The following table summarizes the Company's unvested PRSUs as of December 31, 2020, and changes during the year then ended (number of shares and intrinsic value in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2019	114	$33.05
Granted	76	54.23
Vested	—	—
Forfeited	(28)	39.46
Unvested at December 31, 2020	162	$41.89	1.46	$8,243
Expected to vest at December 31, 2020	74	$33.05	1.04	$3,744
(1) The aggregate intrinsic value was calculated based on the fair value of the Company’s common stock on December 31, 2020 of $50.77.

24

SARs

The Company has granted SARs under the 2007 Stock Plan. These SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. The Company did not grant SARs in 2020, 2019 and 2018. The following table summarizes the Company's SARs activity for the year ended December 31, 2020 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2019	65	$10.38
Granted	—	—
Exercised	(37)	9.59
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2020	28	$11.42	0.16	$1,102
Exercisable at December 31, 2020	28	$11.42	0.16	$1,102
Vested and expected to vest at December 31, 2020	28	$11.42	0.16	$1,102
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2020 of $50.77 and the exercise price of the underlying SARs.

MSUs

In 2018 and 2017, the Company granted MSUs to certain executive employees under the Stock Plans. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The MSUs vested on March 1, 2020 and October 9, 2020 and will vest on January 10, 2021, respectively. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2020 and 2019. The following table summarizes the Company's MSUs activity for the year ended December 31, 2020 (number of shares and intrinsic value in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Unvested at December 31, 2019	267	$32.54
Granted	—	—
Vested	(150)	28.03
Forfeited	(6)	38.18
Expired	—	—
Unvested at December 31, 2020	111	$38.18	0.03	$5,622
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2020 of $50.77 and the grant date fair value of the underlying MSUs.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award. Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the year ended December 31, 2018 are as follows:
25

For the Year Ended December 31,
2018
Volatility	43.67%
Risk-free interest rate	2.12%
Expected option life in years	2.97
Dividend yield	—

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the year ended December 31, 2020, the Company issued 65,457 shares under the ESPP. As of December 31, 2020, 74,794 shares remain authorized and available for issuance under the ESPP. As of December 31, 2020, the Company held approximately $1.6 million on behalf of employees for future purchases under the ESPP and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
15. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(252)
State and Foreign	676	624	663
	676	624	411
Deferred:
Federal	—	—	(211)
State	—	—	—
Income tax provision	$676	$624	$200
26

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the years ended December 31, 2020, 2019 and 2018, respectively, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Provision at the U.S. federal statutory rate	$(16,035)	$(14,491)	$(13,464)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	—	17	46
Nondeductible expenses	482	468	414
Statutory to GAAP income adjustment	109	(640)	(221)
Noncash share-based compensation	(3,268)	(570)	(394)
Other	460	(368)	(153)
Incremental benefits for tax credits	(2,391)	(990)	(1,656)
Change in tax rate/income subject to lower tax rates	(2,385)	788	(1,824)
Change related to prior tax years	(553)	4,006	(4,800)
Change related to US tax reform	—	—	1,835
Change in valuation allowance	24,257	12,404	20,417
Income tax provision	$676	$624	$200

The Company’s effective tax rate was (0.9)%, (0.9)% and (0.3)% for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, the Company's effective tax rate was impacted primarily by changes in valuation allowance, partially offset by changes in tax rates and benefits of noncash shared based compensation.
The Company reviewed its offshore earnings and profits as of December 31, 2020, has no additional earnings to repatriate, and has provided for no repatriation tax. Based on the current accumulated loss in the foreign jurisdictions, the Company has no global intangible low-taxed income (“GILTI”) to report for December 31, 2020. The Company is under the revenue requirements to be subject to the base erosion and avoidance tax (“BEAT”), however, it has reviewed the transactions with foreign affiliates and does not believe there are payments that qualify under BEAT. The Tax Cuts and Jobs Act of 2017 ("TCJA") created the foreign derived intangible income (“FDII”) which allows for a deduction for certain types of foreign income. However, since the Company is in a current net operating loss position, no deduction for FDII is allowable for the current year.

27

The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Noncurrent deferred taxes:
Property and equipment	$(104)	$(158)
Noncash share-based compensation	2,878	2,534
Disallowed interest expense	8,174	5,871
Capitalized software	(2,097)	(1,905)
Amortization	(1,831)	(2,971)
Operating lease right-of-use assets	(5,645)	(4,431)
Operating lease liabilities	9,833	5,068
R&E tax credit carryforwards	12,620	11,594
Deferred revenue	2,441	2,264
Federal Net Operating Losses ("NOLs")	81,745	69,673
State NOLs	2,697	2,254
State Credits	3,987	2,005
Foreign NOLs	14,090	11,808
Foreign tax credit carryforward	2,168	2,168
Other	(93)	821
Total noncurrent deferred tax assets	130,863	106,595
Less: Valuation allowance	(130,733)	(106,476)
Total net deferred tax asset	$130	$119

The net deferred tax asset is classified as other assets, noncurrent in the accompanying Consolidated Balance Sheets.

As of December 31, 2014, the Company determined it was more likely than not that it would be unable to fully utilize the majority of its U.S. and state deferred tax assets. As a result, the Company had recorded a valuation allowance against those assets to the extent that they cannot be realized through net operating loss carrybacks to prior years. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2020, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2020 and 2019.

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

The U.S. federal net operating losses and R&E tax credit carryforward amount available to be used in future periods, taking into account the Section 382 annual limitation and current year losses, is approximately $389.5 million and $16.6 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. The U.S. net operating losses generated after January 1, 2018 have no expiration. Also included in foreign net operating losses are $50.3 million of French carryforwards which have no expiration.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2020 and 2019. The Company is presently investing in international operations located in Europe, North America, the United Arab Emirates, and Australia. The Company is funding the working capital needs of its foreign operations
28

through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the years ended December 31, 2020 and 2019, the Company had approximately zero unrecognized tax benefits, and $0.2 million of net unrecognized tax benefits in 2018 which, if recognized, would impact the Company's effective tax rate. The Company recorded immaterial amounts for interest and penalties to tax expense as of December 31, 2020, 2019 and 2018, respectively. During 2019, the Company determined that the statute of limitations concluded for positions and removed these positions from the uncertain tax positions. The Company believes the remaining position will be removed from the schedule during the next twelve months as the statute expires on that position. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The Company is currently under an income tax audit in Germany for the calendar tax years 2014-2016. No material taxes are expected to arise from the audit. The Company files tax returns in the U.S. and various foreign jurisdictions. The Company may be subject to U.S. federal income tax examination for the calendar tax years 2019, 2018, 2017, 2016, 2015 and 2014 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.

The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$14	$183	$183
Changes based on tax positions related to prior year	—	—	—
Changes due to settlement	—	(169)	—
Ending balance	$14	$14	$183
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.
16. Convertible Senior Notes

The Company issued $143.8 million principal amount of the 2019 Notes in December 2014, $106.3 million principal amount of the 2047 Notes in June 2017, $143.8 million principal amount of the 2024 Notes in May 2019 and $150.0 million principal amount of the 2027 Notes in September 2020. As of December 31, 2020 and 2019, there was no principal amount of either the 2019 Notes or the 2047 Notes outstanding. The interest rate for the 2024 Notes is fixed at 1% per annum and the effective interest rate related to the amortization of the liability component is 6.6%, interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The interest rate for the 2027 Notes is fixed at 2.25% per year and the effective interest rate related to the amortization of the liability component is 8.5%, interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. The 2024 Notes mature on May 15, 2024 and the 2027 Notes mature on September 15, 2027, unless redeemed or converted in accordance with their terms prior to such date.

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
29

indebtedness and other liabilities of the Company's subsidiaries (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

    On or after February 15, 2024 and June 15, 2027, respectively, to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 and 2027 Notes, respectively, regardless of the contingent conversion conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2024 and 2027 Notes.

Holders may convert their 2024 and 2027 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2024 and June 15, 2027, respectively, only under the following circumstances:

•during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period") in which the trading price per 2024 and 2027 Note, respectively, for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day;
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 and December 31, 2020, respectively, if the last reported sale price of the common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or
•upon the occurrence of specified corporate events.

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

In accounting for the transaction costs for each of the Notes issuances, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $3.4 million for the 2024 Notes and $2.8 million for the 2027 Notes, are being amortized to expense over the expected life of each Note using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.1 million for the 2024 Notes and $1.3 million for the 2027 Notes, were netted with the equity component in stockholders' equity.

In May 2019, in accordance with the Exchange Transactions, the Company used a portion of the net proceeds of the offering of the 2024 Notes to exchange and retire approximately $122.1 million in aggregate principal of the 2019 Notes for an aggregate cash consideration of $76.0 million and approximately 2.2 million shares of the Company's common stock. The Company recorded a $2.3 million loss on debt extinguishment related to the Exchange Transactions. The loss on extinguishment is included in the other (expense) income, net in the Consolidated Statements of Comprehensive Income (Loss). In the fourth quarter of 2019, at maturity, the Company settled the remaining principal of the 2019 Notes in cash and distributed approximately 0.3 million shares of its common stock to the notes holders, which represented the conversion value in excess of the principal amount.

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

As of December 31, 2020, the 2024 and 2027 Notes are not yet convertible, and their remaining life is approximately 40 months and 80 months, respectively.
30

As of December 31, 2020 and December 31, 2019, the fair value of the principal amount of the Notes was $363.8 million and $163.2 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Liability component:
Principal	$293,750	$143,750
Less: debt discount, net of amortization	(75,722)	(33,046)
Net carrying amount	$218,028	$110,704

Equity component (1)	$80,098	$32,883
(1) Recorded within additional paid-in capital in the Consolidated Balance Sheet. As of December 31, 2020, it included $32.9 million and $47.2 million related to the 2024 and 2027 Notes, respectively, net of $1.1 million and $1.3 million issuance cost in equity, respectively. As of December 31, 2019, it included $32.9 million related to the 2024 Notes, net of $1.1 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Coupon	$2,422	$3,691	$5,000
Amortization of debt issuance costs	733	1,157	1,419
Amortization of debt discount	7,970	9,917	10,567
Total	$11,125	$14,765	$16,986

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

During the fourth quarter 2019, the Company received approximately 0.3 million shares of its common stock from the exercise of the remaining Note Hedges related to the 2019 Notes. These shares were recorded as treasury stock, at cost. The remaining warrants expired in August 2020.

Capped Call Transactions

In May 2019 and in September 2020, in connection with the offering of the 2024 and 2027 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of Notes, and to effectively increase the overall conversion price of the 2024 Notes from $66.05 to $101.62 per share and for the 2027 Notes from $41.82 to $78.90 per share. As the Capped
31

Call transactions meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Call was $16.4 million and $25.3 million for the 2024 and 2027 Notes, respectively, and was recorded as part of additional paid-in capital.
17. Credit Facility

In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a secured Revolver with a bank lender with a borrowing capacity of up to $50 million, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. As of December 31, 2020, the Company had no outstanding borrowings under the Revolver, which expires in July 2022.

Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets. The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2020, the Company was in compliance with all financial covenants in the Revolver.

As of both December 31, 2020 and 2019, $0.1 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).
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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement has purchase commitments of $37.6 million remaining as of December 31, 2020, and expires in March 2022.

Contractual Obligations

In September 2018, the Company entered into an agreement of limited partnership related to a venture fund, pursuant to which the Company committed to make a capital contribution within the next five years. As of December 31, 2020, there was $1.6 million remaining under the commitment.

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
32

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

International revenue for the years ended December 31, 2020, 2019 and 2018, amounted to approximately $170.1 million, $164.4 million and $128.5 million, respectively, representing 67%, 66% and 65%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2020, 2019 and 2018. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2020		2019		2018
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$82,299	32%	$85,963	34%	$68,482	35%
Other	25,123	10%	29,129	12%	18,378	9%
Subtotal	107,422	42%	115,092	46%	86,860	44%
Germany	21,587	9%	18,526	7%	20,171	10%
The Rest of Europe	53,349	21%	55,388	22%	40,776	21%
Asia Pacific	47,416	19%	43,908	18%	32,090	16%
The Middle East	21,825	9%	16,170	6%	15,092	8%
Africa	825	—%	1,250	—%	2,035	1%
Total revenue	$252,424	100%	$250,334	100%	$197,024	100%
20. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2020, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for 10% or more of revenue.
21. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
22. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 6% of employee contributions, and the Company may also make discretionary contributions. As of January 1, 2020, the Company changed the matching contributions to be 50% of the first 8% of employee contributions, and the Company may also make discretionary contributions. Matching contributions by the Company in 2020, 2019 and 2018 totaled approximately $4.3 million, $2.5 million and $2.4 million, respectively.
33

23. Quarterly Results (Unaudited)

The following table presents certain unaudited quarterly financial data for the years ended December 31, 2020 and 2019. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to state fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$60,858	$61,508	$63,747	$66,311
Gross profit	$35,539	$36,871	$37,797	$37,584
Loss from operations	$(13,426)	$(16,163)	$(15,139)	$(21,352)
Net loss attributable to PROS Holdings, Inc.	$(18,184)	$(18,857)	$(17,208)	$(22,735)
Net loss attributable to common stockholders per share:
Basic	$(0.42)	$(0.44)	$(0.40)	$(0.53)
Diluted	$(0.42)	$(0.44)	$(0.40)	$(0.53)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$66,175	$64,150	$63,878	$56,131
Gross profit	$37,814	$37,767	$40,295	$35,341
Loss from operations	$(15,071)	$(12,512)	$(12,145)	$(13,610)
Net loss attributable to PROS Holdings, Inc.	$(17,300)	$(17,347)	$(17,517)	$(16,917)
Net loss attributable to common stockholders per share:
Basic	$(0.41)	$(0.42)	$(0.44)	$(0.45)
Diluted	$(0.41)	$(0.42)	$(0.44)	$(0.45)

34

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2020	$214	$5,870	$(1,962)	$—	$4,122
2019	$978	$—	$(760)	$(4)	$214
2018	$760	$223	$—	$(5)	$978
Valuation allowance
2020	$106,476	$24,375	$—	$(118)	$130,733
2019	$94,231	$12,404	$—	$(159)	$106,476
2018	$74,153	$20,417	$—	$(339)	$94,231
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.
35

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.5	Global Note, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.6	Description of Registered Securities.		10-K	2/19/2020

10.1+	2007 Equity Incentive Plan.		S-1/A	6/11/2007

10.2+	Form of Stock Appreciation Rights Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.3+	Form of Restricted Stock Units Agreement under the 2007 Equity Incentive Plan.		10-K	2/22/2013

10.4+	Amended and Restated 2017 Equity Incentive Plan.		DEF-14A	3/25/2019

10.5+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).	X

10.6+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.7 +	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.8+	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.9+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.10+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).	X

10.11+	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.12+	Form of Performance Restricted Stock Unit Agreement.		8-K	1/18/2019

10.13+	2013 Employee Stock Purchase Plan.		8-K	6/7/2013

10.14	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.15+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.16+	Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		8-K	12/4/2018

10.17+	Offer Letter, dated May 12, 2020, by and between PROS Canada Operations, Ltd. and Les Rechan.		8-K	5/13/2020

10.18+	Employment Agreement, dated as of May 13, 2020 by and between PROS Canada Operations, Ltd., PROS Holdings, Inc. and Les Rechan.		8-K	5/13/2020

10.19+	Amended and Restated Employment Agreement, dated as of November 7, 2019, by and between PROS, Inc., PROS Holdings, Inc. and Roberto Reiner.		8-K	11/8/2019

10.20+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.21	Credit Agreement, dated July 2, 2012, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	7/9/2012

10.21.1	Tenth Amendment to Credit Agreement, dated April 30, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	5/2/2019

10.21.2
Waiver, Consent and Eleventh Amendment to Credit Agreement, dated July 15, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.
X

10.21.3	Twelfth Amendment to Credit Agreement, dated November 1, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.	X

10.21.4	Thirteenth Amendment to Credit Agreement, dated January 11, 2021, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.	X

10.22	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.23	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.24	Form of Form of Base Capped Call Confirmation. Capped Call Confirmation.		8-K	9/16/2020

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-38 of this Annual Report on Form 10-K.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

36

Item 16. Form 10-K summary

    Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.
37

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2021.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 12, 2021
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2021
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2021
Scott Cook

/s/ William Russell	Chairman of the Board	February 12, 2021
William Russell

/s/ Carlos Dominguez	Director	February 12, 2021
Carlos Dominguez

/s/ Raja Hammoud	Director	February 12, 2021
Raja Hammoud

/s/ Penelope Herscher	Director	February 12, 2021
Penelope Herscher

/s/ Catherine Lesjak	Director	February 12, 2021
Catherine Lesjak

/s/ Greg B. Petersen	Director	February 12, 2021
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 12, 2021
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 12, 2021
Mariette M. Woestemeyer
38