Form 10-Q
period 2021-03-31
PROS Holdings, Inc.
filed 2021-05-04
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 44,252,856 as of April 27, 2021.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$323,929	$329,134
Trade and other receivables, net of allowance of $3,563 and $4,122, respectively	53,665	49,578
Deferred costs, current	5,883	5,941
Prepaid and other current assets	10,668	9,647
Total current assets	394,145	394,300
Property and equipment, net	35,629	36,504
Operating lease right-of-use assets	29,044	30,689
Deferred costs, noncurrent	11,735	12,544
Intangibles, net	7,467	8,341
Goodwill	49,563	50,044
Other assets, noncurrent	7,505	7,549
Total assets	$535,088	$539,971
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$6,317	$4,246
Accrued liabilities	16,734	13,065
Accrued payroll and other employee benefits	17,958	25,514
Operating lease liabilities, current	5,897	5,937
Deferred revenue, current	113,478	99,156
Total current liabilities	160,384	147,918
Deferred revenue, noncurrent	8,528	11,372
Convertible debt, net	287,169	218,028
Operating lease liabilities, noncurrent	42,529	44,099
Other liabilities, noncurrent	1,449	1,517
Total liabilities	500,059	422,934
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 48,933,488 and 48,142,267 shares issued, respectively; 44,252,765 and 43,461,544 shares outstanding, respectively	49	48
Additional paid-in capital	518,338	589,040
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(449,472)	(438,773)
Accumulated other comprehensive loss	(4,039)	(3,431)
Total stockholders' equity	35,029	117,037
Total liabilities and stockholders' equity	$535,088	$539,971
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$42,648	$43,170
Maintenance and support	9,674	12,523
Total subscription, maintenance and support	52,322	55,693
Services	9,056	10,618
Total revenue	61,378	66,311
Cost of revenue:
Subscription	13,801	12,864
Maintenance and support	2,258	2,790
Total cost of subscription, maintenance and support	16,059	15,654
Services	10,433	13,073
Total cost of revenue	26,492	28,727
Gross profit	34,886	37,584
Operating expenses:
Selling and marketing	21,564	24,920
Research and development	20,458	19,136
General and administrative	13,454	14,880
Loss from operations	(20,590)	(21,352)
Convertible debt interest and amortization	(1,576)	(2,062)
Other income, net	286	831
Loss before income tax provision	(21,880)	(22,583)
Income tax provision	149	152
Net loss	$(22,029)	$(22,735)

Net loss per share:
Basic and diluted	$(0.50)	$(0.53)
Weighted average number of shares:
Basic and diluted	44,245	43,102
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(608)	$(170)
Other comprehensive income (loss), net of tax	(608)	(170)
Comprehensive loss	$(22,637)	$(22,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(22,029)	$(22,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,068	3,420
Amortization of debt discount and issuance costs	373	1,712
Share-based compensation	8,170	6,347
Provision for doubtful accounts	(559)	2,596
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,610)	8,889
Deferred costs	867	763
Prepaid expenses and other assets	(395)	(701)
Operating lease right-of-use assets and liabilities	(173)	868
Accounts payable and other liabilities	2,012	579
Accrued liabilities	3,918	(3,840)
Accrued payroll and other employee benefits	(7,573)	(20,055)
Deferred revenue	11,502	(2,016)
Net cash used in operating activities	(4,429)	(24,173)
Investing activities:
Purchases of property and equipment	(1,300)	(10,993)
Capitalized internal-use software development costs	—	(412)
Investment in equity securities	(501)	—
Net cash used in investing activities	(1,801)	(11,405)
Financing activities:
Proceeds from employee stock plans	1,596	1,364
Tax withholding related to net share settlement of stock awards	(352)	(20,172)
Net cash provided by (used in) financing activities	1,244	(18,808)
Effect of foreign currency rates on cash	(219)	91
Net change in cash and cash equivalents	(5,205)	(54,295)
Cash and cash equivalents:
Beginning of period	329,134	306,077
End of period	$323,929	$251,782

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$328	$3,253
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	749,251	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	41,970	—	1,596	—	—	—	—	1,596
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	8,153	—	—	—	—	8,153
Other comprehensive income (loss)	—	—	—	—	—	—	(608)	(608)
Net loss	—	—	—	—	—	(22,029)	—	(22,029)
Balance at March 31, 2021	44,252,765	$49	$518,338	4,680,723	$(29,847)	$(449,472)	$(4,039)	$35,029

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	634,600	1	(20,173)	—	—	—	—	(20,172)
Proceeds from employee stock plans	26,774	—	1,364	—	—	—	—	1,364
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	6,327	—	—	—	—	6,327
Other comprehensive income (loss)	—	—	—	—	—	—	(170)	(170)
Net loss	—	—	—	—	—	(22,735)	—	(22,735)
Balance at March 31, 2020	43,291,660	$48	$548,014	4,680,723	$(29,847)	$(384,524)	$(4,081)	$129,610
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, cash flows for the three months ended March 31, 2021 and 2020, and stockholders' equity for the three months ended March 31, 2021 and 2020.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2020 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.

Risks and uncertainties

Since its initial onset in early 2020, the coronavirus ("COVID-19") pandemic has created significant global uncertainty, and compliance with the various containment measures implemented by governmental authorities has impacted the Company's business, as well as the businesses of its customers, suppliers and other counterparties, and the scope and duration of the outbreak and timeframe for economic recovery is uncertain. As there are no comparable recent events that provide guidance as to the long-term effect of the COVID-19 pandemic, the Company is unable to predict the full impact that COVID-19 will have on its results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures.

Changes in accounting policies

    There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except for the Company's adoption of certain accounting standards described in more detail under "Recently adopted accounting pronouncements" in this Note 2 below.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $296.3 million and $301.3 million at March 31, 2021 and December 31, 2020, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $17.6 million and $18.5 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense for the deferred costs was $1.5 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $2.8 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense for the deferred implementation costs was $0.3 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Recently adopted accounting pronouncements

    In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company early adopted the new standard effective January 1, 2021 on the modified retrospective basis. The adoption decreased additional paid-in capital by $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity, and increased convertible debt, net by $68.8 million related to the removal of the debt discounts and adjustment of debt issuance cost recorded under the previous standard. The net cumulative effect of the adjustments of $11.3 million was recorded as an increase to the opening balance of the accumulated deficit as of January 1, 2021. As a result of the adoption the non-cash interest expense was lower for the three months ended March 31, 2021 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the condensed consolidated statements of cash flows.

    Recently issued accounting pronouncements not yet adopted

    With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended March 31, 2021 and 2020, the Company recognized approximately $42.3 million and $47.7 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

    Performance Obligations

     As of March 31, 2021, the Company expects to recognize approximately $401.3 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $191.0 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three months ended March 31, 2021 and 2020. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended March 31,
	2021		2020
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$20,876	34%	$21,800	33%
Europe	18,692	30%	19,930	30%
The rest of the world	21,810	36%	24,581	37%
Total revenue	$61,378	100%	$66,311	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 12 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of March 31, 2021, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$2,461	$1,627
Right-of-use asset obtained in exchange for operating lease liability	$97	$1,759

    As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2021	$7,223
2022	10,354
2023	11,358
2024	5,368
2025	4,249
2026	4,131
Thereafter	27,726
Total operating lease payments	70,409
Less: Imputed interest	(20,598)
Less: Anticipated lease incentive	(1,385)
Total operating lease liabilities	$48,426

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(22,029)	$(22,735)
Denominator:
Weighted average shares (basic)	44,245	43,102
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	44,245	43,102
Basic loss per share	$(0.50)	$(0.53)
Diluted loss per share	$(0.50)	$(0.53)

    Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.2 million and 1.6 million for the three months ended March 31, 2021 and 2020, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million and 2.2 million for the three months ended March 31, 2021 and 2020, respectively.

7. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by stockholders in May 2017 and reserved an aggregate amount of 2,500,000 shares for issuance. In May 2019, the shareholders approved an amendment to the 2017 Stock Plan which increased the aggregate amount of shares for issuance to a total of 4,550,000. As of March 31, 2021, 892,056 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of March 31, 2021 and December 31, 2020, respectively, (in thousands):

Award type	March 31, 2021	December 31, 2020
Restricted stock units (time-based)	2,011	1,802
Restricted stock units (performance-based)	140	162
Stock appreciation rights	—	28
Market stock units	126	111

During the three months ended March 31, 2021, the Company granted 801,402 RSUs (time-based) with a weighted average grant-date fair value of $48.05 per share. The Company also granted 125,541 MSUs with a weighted average grant-date fair value of $56.05 to certain executive employees during the three months ended March 31, 2021. These MSUs vest on January 31, 2024 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any stock options, SARs or performance-based RSUs during the three months ended March 31, 2021.

The assumptions used to value the MSUs granted during the three months ended March 31, 2021 were as follows:

March 31, 2021
Volatility	53.29%
Risk-free interest rate	0.22%
Expected option life in years	2.97
Dividend yield	—

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Share-based compensation:
Cost of revenue	$826	$524
Operating expenses:
Selling and marketing	2,224	1,866
Research and development	1,826	1,507
General and administrative	3,294	2,450
Total included in operating expenses	7,344	5,823
Total share-based compensation expense	$8,170	$6,347

    At March 31, 2021, the Company had an estimated $89.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years.

    The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. During the three months ended March 31, 2021, the Company issued 41,970 shares under the ESPP. As of March 31, 2021, 32,824 shares remain authorized and available for issuance under the ESPP. As of March 31, 2021, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of March 31, 2021 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$140,985	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$146,184	2.25%

The 2027 and 2024 Notes (collectively, the "Notes") are general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

Interest related to the 2027 Notes is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. Interest related to the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019. The 2027 Notes mature on September 15, 2027 and the 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

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

As of March 31, 2021, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 77 months and 37 months, respectively.

As of March 31, 2021 and December 31, 2020, the fair value of the principal amount of the Notes in the aggregate was $332.6 million and $363.8 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in an Entity's Own Equity. Upon adoption of the new standard, the Company removed the debt discount and adjusted the debt issuance cost which was previously allocated between the liability and the equity component, resulting in an increase of $68.8 million to convertible debt, net. In addition, the Company recorded a reduction to additional paid-in capital of $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity. The net cumulative impact of the adoption of the standard was recorded as an increase to accumulated deficit.

The Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Liability component:
Principal	$293,750	$293,750
Less: debt discount and issuance cost, net of amortization	(6,581)	(75,722)
Net carrying amount	$287,169	$218,028

Equity component(1)	$—	$80,098
(1)     Recorded within additional paid-in capital in the unaudited condensed consolidated balance sheet. As of December 31, 2020, it included $47.2 million and $32.9 million related to the 2027 and 2024 Notes, respectively, which was net of $1.3 million and $1.1 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
Coupon interest	$1,203	$360
Amortization of debt issuance costs	373	156
Amortization of debt discount	—	1,546
Total	$1,576	$2,062

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

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of March 31, 2021 was $35.8 million for the remaining period through the expiration of the agreement.

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

Q1 2021 Financial Overview

In the first quarter of 2021, our revenue was impacted by lower customer subscription bookings, customer contract restructurings, project delays and a decrease in revenue retention rates last year as a result of the COVID-19 pandemic. Our prior year new customer subscription bookings had implications for this year’s subscription revenue growth given the lag between subscription bookings and the revenue recognized on those subscription bookings. As a result, our subscription revenue decreased 1% for the three months ended March 31, 2021 as compared to the same period in 2020 and our total revenue decreased 7% for the three months ended March 31, 2021 as compared to the same period in 2020. Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 85% of total revenue for the three months ended March 31, 2021 as compared to 84% for the three months ended March 31, 2020.

Cash used in operating activities was $4.4 million for the three months ended March 31, 2021, as compared to $24.2 million for the three months ended March 31, 2020. The improvement was primarily attributable to a lower annual incentive payment as compared to prior year.

Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2021 was $4.6 million, compared to $25.5 million for the three months ended March 31, 2020. This improvement was primarily due to a $19.7 million decrease in net cash used in operating activities mainly attributable to a lower annual incentive payment as compared to prior year. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,429)	$(24,173)
Purchase of property and equipment (excluding new headquarters)	(203)	(957)
Capitalized internal-use software development costs	—	(412)
Free Cash Flow	$(4,632)	$(25,542)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•COVID-19 Global Impact. The global economy has been significantly and negatively impacted by COVID-19, and the scope and duration of the outbreak and timeframe for economic recovery is uncertain. The travel industry, a sector served by our solutions, was particularly adversely impacted by unprecedented declines in travel demand in 2020, forcing airlines to respond by significantly reducing capacity, grounding flights, reducing personnel, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. The timeline for recovery of the travel industry remains fluid and dynamic, with significant geographic variation. For example, while airline travel demand in the United States has shown early signs of recovery in 2021 as COVID-19 vaccination rates increase, we expect international travel demand to recover more slowly due to ongoing international travel restrictions as vaccination rates vary significantly by geography. The global workplace environment has also substantially changed in the wake of COVID-19. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been primarily working remotely since March 2020. Many of our customers are also continuing to work remotely, which in some cases has delayed, and may continue to impact the timing of new business and implementations of our solutions. The duration and extent of the impact of COVID-19 continues to be unknown and could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer retention. For a full discussion on the risks and uncertainties to our business associated with COVID-19, please see the Risk Factors section of our Annual Report on Form 10-K.

•COVID-19 Financial Impact. Given our primarily subscription-based revenue model, the global economic impact of COVID-19 in 2020 on new customer bookings, revenue retention, contract restructuring, and project delays adversely impacted our revenue in the first quarter of 2021. Our prior year new customer subscription bookings had implications for this year’s subscription revenue growth given the lag between subscription bookings and the revenue recognized on those subscription bookings. In addition, during 2020 we supported certain customers who requested concessions by deferring payments, and we have since collected a substantial majority of the amounts associated with these concessions. While our cash collections in the first quarter of 2021 were strong and our deferred revenue balance increased over the prior period, we expect the ongoing global economic impact of COVID-19 will continue to impact our revenue in 2021, as the continuing impact of COVID-19 and rate of economic recovery are highly uncertain and vary across industries and geographies.

•Buying Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience that they enjoy as consumers. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. This trend has accelerated as a result of the COVID-19 pandemic. In response, we believe that businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless, and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly and with personalized experiences across our customers’ direct sales, online, mobile and partner channels.

•Continued Investments. As a result of the economic impact of COVID-19, we are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our subscription revenues. While we incurred losses in 2020 and in the first quarter of 2021, we believe our market is large and underpenetrated and intend to continue investing in sales, marketing, customer success, cloud support, security, privacy, infrastructure and other long-term initiatives to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies.

•Cloud Migrations. Sales of our cloud-based solutions have, and we expect future sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue, as long-term customers continue to migrate from our legacy licensed solutions to our current cloud solutions.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	69%	65%
Maintenance and support	16	19
Total subscription, maintenance and support	85	84
Services	15	16
Total revenue	100	100
Cost of revenue:
Subscription	22	19
Maintenance and support	4	4
Total cost of subscription, maintenance and support	26	24
Services	17	20
Total cost of revenue	43	43
Gross profit	57	57
Operating Expenses:
Selling and marketing	35	38
Research and development	33	29
General and administrative	22	22
Total operating expenses	90	89
Convertible debt interest and amortization	(3)	(3)
Other income net	—	1
Loss before income tax provision	(36)	(34)
Income tax provision	—	—
Net loss	(36)%	(34)%

    Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2021	2020	$	%
Subscription	$42,648	$43,170	$(522)	(1)%
Maintenance and support	9,674	12,523	(2,849)	(23)%
Total subscription, maintenance and support	52,322	55,693	(3,371)	(6)%
Services	9,056	10,618	(1,562)	(15)%
Total revenue	$61,378	$66,311	$(4,933)	(7)%

Subscription revenue. As a result of the COVID-19 pandemic, subscription revenue decreased primarily due to lower customer subscription bookings, customer contract restructurings, project delays and a decrease in revenue retention rates last year.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of a decrease in customer retention due to the impact of COVID-19 and existing maintenance customers migrating to our cloud solutions. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue decreased primarily as a result of lower sales of services related to subscription contracts than in the same period in 2020 due to the impact of COVID-19. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and any additional professional services requested by our customers during a particular period.

    Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2021	2020	$	%
Cost of subscription	$13,801	$12,864	$937	7%
Cost of maintenance and support	2,258	2,790	(532)	(19)%
Total cost of subscription, maintenance and support	16,059	15,654	405	3%
Cost of services	10,433	13,073	(2,640)	(20)%
Total cost of revenue	26,492	28,727	(2,235)	(8)%
Gross profit	$34,886	$37,584	$(2,698)	(7)%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base. Our subscription gross profit percentages were 68% and 70% for the three months ended March 31, 2021 and 2020, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions, and a decrease in amortization expense related to intangible assets which were fully amortized in 2021. Maintenance and support gross profit percentages were 77% and 78% for the three months ended March 31, 2021 and 2020, respectively.

Cost of services. Cost of services decreased primarily due to the lower utilization of third-party contractors, reduced travel expenses and other allocated overhead costs due to the COVID-19 pandemic. Services gross profit percentages were (15)% and (23)% for the three months ended March 31, 2021 and 2020, respectively. Services gross profit percentages for the three months ended March 31, 2021 improved primarily as a result of decreasing the utilization of higher cost third-party contractors. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, our mix of utilization of employees or third-party contractors and our effective man-day rates.

Gross profit. Gross profit for the three months ended March 31, 2021 decreased primarily due to the decrease in total revenue as compared to the same period in 2020, however, gross profit percentage for the three months ended March 31, 2021 remained unchanged at 57% as compared to the same period in 2020.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2021	2020	$	%
Selling and marketing	$21,564	$24,920	$(3,356)	(13)%
Research and development	20,458	19,136	1,322	7%
General and administrative	13,454	14,880	(1,426)	(10)%
Total operating expenses	$55,476	$58,936	$(3,460)	(6)%

Selling and marketing expenses. Sales and marketing expenses decreased primarily due to a decrease of travel expenses of $1.8 million and a decrease of $1.0 million for sales and marketing events due to the COVID-19 pandemic and a decrease of a $0.6 million in employee-related costs.

Research and development expenses. Research and development expenses increased primarily due to an increase of $2.0 million in employee-related costs, partially offset by a decrease in allocated overhead, travel expenses and amortization expense for intangible assets which were fully amortized in 2021.

General and administrative expenses. General and administrative expenses decreased primarily due to a $2.6 million bad debt expense recognized in the first quarter of 2020 as a result of increased credit risk from uncertain economic conditions caused by COVID-19. The decrease was partially offset by higher employee-related costs primarily related to increases in noncash share-based compensation expense.

Other income, net:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2021	2020	$	%
Convertible debt interest and amortization	$(1,576)	$(2,062)	$486	(24)%
Other income, net	$286	$831	$(545)	(66)%

Convertible debt interest and amortization. Convertible debt expense for the three months ended March 31, 2021 and 2020 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result the adoption of ASU 2020-06 on January 1, 2021. Upon adoption, the debt discount of our outstanding notes was removed and as a result the related amortization cost was no longer recognized in 2021.

Other income, net. The change in other income, net for the three months ended March 31, 2021, primarily related to a decrease in interest income partially offset by foreign currency impact during the period.

    Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2021	2020	$	%
Effective tax rate	(0.7)%	(0.7)%	n/a	n/a
Income tax provision	$149	$152	$(3)	(2)%

Income tax provision. The tax provision for the three months ended March 31, 2021 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.7)% for the three months ended March 31, 2021 and 2020. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation on the deferred tax assets, the (0.7)% for the three months ended March 31, 2021, and 2020 is due to foreign income taxes and state taxes not based on pre-tax income.

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

Liquidity and Capital Resources

At March 31, 2021, we had $323.9 million of cash and cash equivalents and $233.8 million of working capital as compared to $329.1 million of cash and cash equivalents and $246.4 million of working capital at December 31, 2020.

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

    We believe our existing cash, cash equivalents, including funds available under our Revolver and our current estimates of future operating cash flows, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, expansion into complementary businesses, and the impact of COVID-19, including the pace and timing of adoption and implementation of our solutions and customer churn. During the period of uncertainty and volatility related to COVID-19, we will continue to monitor our liquidity.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(4,429)	$(24,173)
Net cash used in investing activities	(1,801)	(11,405)
Net cash provided by (used in) financing activities	1,244	(18,808)
Cash and cash equivalents (beginning of period)	329,134	306,077
Cash and cash equivalents (end of period)	$323,929	$251,782

Operating Activities

    Net cash used in operating activities for the three months ended March 31, 2021 was $4.4 million. The $19.7 million improvement was primarily attributable to a lower annual incentive payment as compared to prior year.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $1.8 million, which was primarily related to capital expenditures of $1.3 million mainly attributable to the build out of our new headquarters which was committed prior to the pandemic and $0.5 million investment in equity securities. The build out of our new headquarters mainly occurred in fiscal year 2020 and as a result capital expenditures decreased in the first quarter of 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $1.2 million, which was attributable to proceeds from employee stock plans of $1.6 million, partially offset by $0.4 million paid for tax withholdings on vesting of employee share-based awards. Tax withholdings on vesting of employee share-based awards decreased significantly in the first quarter of 2021 as compared to prior year as a result of a sell-to-cover taxes program established in late 2020 for 2021 employee vested share-based awards.

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

Credit facility

There were no outstanding borrowings under the Revolver as of March 31, 2021. As of March 31, 2021, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-

term assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, we recorded an immaterial amount of amortization of debt issuance cost which is included in other income, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2021 would result in a loss of approximately $0.5 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three months ended March 31, 2021 by approximately $0.5 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of March 31, 2021, we had no borrowings under the Revolver.

    As of March 31, 2021, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on our evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the three months ended March 31, 2021, the Company completed the implementation of a new enterprise resource planning ("ERP") system and the internal controls have been updated to reflect the change. There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to COVID-19. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

    There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2021, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2021.

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

PROS HOLDINGS, INC.

May 4, 2021	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 4, 2021	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)