Form 10-Q
period 2021-09-30
PROS Holdings, Inc.
filed 2021-11-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 44,392,129 as of October 26, 2021.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$308,642	$329,134
Trade and other receivables, net of allowance of $1,043 and $4,122, respectively	43,125	49,578
Deferred costs, current	5,850	5,941
Prepaid and other current assets	10,513	9,647
Total current assets	368,130	394,300
Property and equipment, net	32,395	36,504
Operating lease right-of-use assets	25,926	30,689
Deferred costs, noncurrent	10,339	12,544
Intangibles, net	5,738	8,341
Goodwill	49,439	50,044
Other assets, noncurrent	9,053	7,549
Total assets	$501,020	$539,971
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other liabilities	$4,998	$4,246
Accrued liabilities	12,233	13,065
Accrued payroll and other employee benefits	25,741	25,514
Operating lease liabilities, current	6,286	5,937
Deferred revenue, current	99,300	99,156
Total current liabilities	148,558	147,918
Deferred revenue, noncurrent	6,464	11,372
Convertible debt, net	287,914	218,028
Operating lease liabilities, noncurrent	39,000	44,099
Other liabilities, noncurrent	1,150	1,517
Total liabilities	483,086	422,934
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 49,072,852 and 48,142,267 shares issued, respectively; 44,392,129 and 43,461,544 shares outstanding, respectively	49	48
Additional paid-in capital	537,058	589,040
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(485,043)	(438,773)
Accumulated other comprehensive loss	(4,283)	(3,431)
Total stockholders' equity	17,934	117,037
Total liabilities and stockholders' equity	$501,020	$539,971
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$44,119	$42,029	$130,991	$127,576
Maintenance and support	8,477	10,765	26,721	35,029
Total subscription, maintenance and support	52,596	52,794	157,712	162,605
Services	10,075	8,714	28,738	28,961
Total revenue	62,671	61,508	186,450	191,566
Cost of revenue:
Subscription	13,122	12,897	40,512	38,153
Maintenance and support	2,044	2,177	6,459	7,577
Total cost of subscription, maintenance and support	15,166	15,074	46,971	45,730
Services	10,886	9,563	31,977	33,584
Total cost of revenue	26,052	24,637	78,948	79,314
Gross profit	36,619	36,871	107,502	112,252
Operating expenses:
Selling and marketing	21,025	21,951	63,779	67,882
Research and development	19,022	19,135	59,575	56,668
General and administrative	12,380	11,948	36,852	40,356
Loss from operations	(15,808)	(16,163)	(52,704)	(52,654)
Convertible debt interest and amortization	(1,576)	(2,498)	(4,728)	(6,645)
Other (expense) income, net	(71)	122	219	1,099
Loss before income tax provision	(17,455)	(18,539)	(57,213)	(58,200)
Income tax provision	70	318	387	600
Net loss	$(17,525)	$(18,857)	$(57,600)	$(58,800)

Net loss per share:
Basic and diluted	$(0.39)	$(0.44)	$(1.30)	$(1.36)
Weighted average number of shares:
Basic and diluted	44,386	43,347	44,318	43,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(401)	$133	$(852)	$49
Other comprehensive income (loss), net of tax	(401)	133	(852)	49
Comprehensive loss	$(17,926)	$(18,724)	$(58,452)	$(58,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(57,600)	$(58,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,828	10,584
Amortization of debt discount and issuance costs	1,119	5,456
Share-based compensation	25,410	18,477
Provision for doubtful accounts	(2,078)	5,549
Changes in operating assets and liabilities:
Accounts and unbilled receivables	8,521	(8,584)
Deferred costs	2,296	2,343
Prepaid expenses and other assets	397	131
Operating lease right-of-use assets and liabilities	35	7,169
Accounts payable and other liabilities	593	2,175
Accrued liabilities	(539)	(11,500)
Accrued payroll and other employee benefits	215	(10,601)
Deferred revenue	(4,782)	(24,240)
Net cash used in operating activities	(17,585)	(61,841)
Investing activities:
Purchases of property and equipment	(2,432)	(23,551)
Capitalized internal-use software development costs	—	(1,265)
Investment in equity securities	(2,670)	(113)
Net cash used in investing activities	(5,102)	(24,929)
Financing activities:
Proceeds from employee stock plans	3,111	2,824
Tax withholding related to net share settlement of stock awards	(352)	(20,334)
Payments of notes payable	(288)	—
Proceeds from issuance of convertible debt, net	—	146,925
Debt issuance cost related to convertible debt	—	(675)
Purchase of capped call	—	(25,335)
Net cash provided by financing activities	2,471	103,405
Effect of foreign currency rates on cash	(276)	(360)
Net change in cash and cash equivalents	(20,492)	16,275
Cash and cash equivalents:
Beginning of period	329,134	306,077
End of period	$308,642	$322,352

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$63	$3,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	44,339,682	$49	$526,926	4,680,723	$(29,847)	$(467,518)	$(3,882)	$25,728
Stock awards net settlement	13,334	—	—	—	—	—	—	—
Proceeds from employee stock plans	39,113	—	1,515	—	—	—	—	1,515
Noncash share-based compensation	—	—	8,617	—	—	—	—	8,617
Other comprehensive income (loss)	—	—	—	—	—	—	(401)	(401)
Net loss	—	—	—	—	—	(17,525)	—	(17,525)
Balance at September 30, 2021	44,392,129	$49	$537,058	4,680,723	$(29,847)	$(485,043)	$(4,283)	$17,934

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2020	43,304,461	$48	$553,696	4,680,723	$(29,847)	$(401,732)	$(3,995)	$118,170
Stock awards net settlement	6,473	—	(113)	—	—	—	—	(113)
Proceeds from employee stock plans	38,683	—	1,460	—	—	—	—	1,460
Equity component of the convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of capped call	—	—	(25,335)	—	—	—	—	(25,335)
Noncash share-based compensation	—	—	6,361	—	—	—	—	6,361
Other comprehensive income (loss)	—	—	—	—	—	—	133	133
Net loss	—	—	—	—	—	(18,857)	—	(18,857)
Balance at September 30, 2020	43,349,617	$48	$583,284	4,680,723	$(29,847)	$(420,589)	$(3,862)	$129,034

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	849,502	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	81,083	—	3,111	—	—	—	—	3,111
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	25,358	—	—	—	—	25,358
Other comprehensive income (loss)	—	—	—	—	—	—	(852)	(852)
Net loss	—	—	—	—	—	(57,600)	—	(57,600)
Balance at September 30, 2021	44,392,129	$49	$537,058	4,680,723	$(29,847)	$(485,043)	$(4,283)	$17,934

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	653,874	1	(20,335)	—	—	—	—	(20,334)
Proceeds from employee stock plans	65,457	—	2,824	—	—	—	—	2,824
Equity component of the convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of capped call	—	—	(25,335)	—	—	—	—	(25,335)
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	18,419	—	—	—	—	18,419
Other comprehensive income (loss)	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	(58,800)	—	(58,800)
Balance at September 30, 2020	43,349,617	$48	$583,284	4,680,723	$(29,847)	$(420,589)	$(3,862)	$129,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides software-as-a-service ("SaaS") solutions that optimize shopping and selling experiences. Built on the PROS platform, these intelligent solutions leverage business artificial intelligence ("AI"), intuitive user experiences and process automation to deliver frictionless, personalized purchasing experiences designed to meet the real-time demands of today’s business-to-business ("B2B") and business-to-consumer ("B2C") omnichannel shoppers, regardless of industry. Companies can use these solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable its customers to empower their buyers to move fluidly across its customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel those buyers choose. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and stockholders' equity for the three and nine months ended September 30, 2021 and 2020.

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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $290.8 million and $301.3 million at September 30, 2021 and December 31, 2020, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

In August 2021, the Company invested $2.0 million in a privately held company. This investment is accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2021 the Company determined there were no other-than-temporary impairments on its equity investments.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $16.2 million and $18.5 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense for the deferred costs was $1.6 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $2.5 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. Amortization expense for the deferred implementation costs was $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

    Recently adopted accounting pronouncements

    In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company early adopted the new standard effective January 1, 2021 on the modified retrospective basis. The adoption decreased additional paid-in capital by $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity, and increased convertible debt, net by $68.8 million related to the removal of the debt discounts and adjustment of debt issuance cost recorded under the previous standard. The net cumulative effect of the adjustments of $11.3 million was recorded as a decrease to the opening balance of the accumulated deficit as of January 1, 2021. As a result of the adoption the non-cash interest expense was lower for the three and nine months ended September 30, 2021 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the condensed consolidated statements of cash flows.

    Recently issued accounting pronouncements not yet adopted

    With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended September 30, 2021 and 2020, the Company recognized approximately $43.3 million and $45.3 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized approximately $86.0 million and $107.2 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

    Performance Obligations

     As of September 30, 2021, the Company expects to recognize approximately $373.0 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $180.5 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2021 and 2020. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$23,275	37%	$19,960	32%	$66,026	35%	$62,475	33%
Europe	18,571	30%	18,827	31%	55,825	30%	56,439	29%
The rest of the world	20,825	33%	22,721	37%	64,599	35%	72,652	38%
Total revenue	$62,671	100%	$61,508	100%	$186,450	100%	$191,566	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 12 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of September 30, 2021, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$2,065	$2,072	$6,443	$5,672
Right-of-use asset obtained in exchange for operating lease liability	$—	$9,785	$291	$11,544

    As of September 30, 2021, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2021	$2,452
2022	10,427
2023	11,342
2024	5,355
2025	4,245
2026	4,129
Thereafter	27,727
Total operating lease payments	65,677
Less: Imputed interest	(19,006)
Less: Anticipated lease incentive	(1,385)
Total operating lease liabilities	$45,286

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(17,525)	$(18,857)	$(57,600)	$(58,800)
Denominator:
Weighted average shares (basic)	44,386	43,347	44,318	43,251
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	44,386	43,347	44,318	43,251
Basic loss per share	$(0.39)	$(0.44)	$(1.30)	$(1.36)
Diluted loss per share	$(0.39)	$(0.44)	$(1.30)	$(1.36)

    Dilutive potential common shares consist of shares issuable upon the settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.1 million and 1.3 million for the three months ended September 30, 2021 and 2020, respectively, and 1.3 million for the nine months ended September 30, 2021 and 2020. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and nine months ended September 30, 2021, and 2020.

7. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") was approved by the Company's stockholders in May 2019 and reserved an aggregate amount of 4,550,000 shares available for issuance. In May 2021, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 7,650,000. As of September 30, 2021, 4,080,355 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2021 and December 31, 2020, respectively, (in thousands):

Award type	September 30, 2021	December 31, 2020
Restricted stock units (time-based)	1,822	1,802
Restricted stock units (performance-based)	140	162
Stock appreciation rights	—	28
Market stock units	126	111

During the three months ended September 30, 2021, the Company granted 11,239 RSUs (time-based) with a weighted average grant-date fair value of $44.48 per share.

During the nine months ended September 30, 2021, the Company granted 834,828 RSUs (time-based) with a weighted average grant-date fair value of $47.54 per share. The Company also granted 125,541 MSUs with a weighted average grant-date fair value of $56.05 to certain executive employees during the nine months ended September 30, 2021. These MSUs vest on January 31, 2024 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any stock options, SARs or performance-based RSUs during the nine months ended September 30, 2021.

The assumptions used to value the MSUs granted during the nine months ended September 30, 2021 were as follows:

September 30, 2021
Volatility	53.29%
Risk-free interest rate	0.22%
Expected award life in years	2.97
Dividend yield	—

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation:
Cost of revenue	$951	$519	$2,753	$1,545
Operating expenses:
Selling and marketing	2,600	1,727	7,334	5,558
Research and development	1,924	1,539	5,867	4,414
General and administrative	3,159	2,593	9,456	6,960
Total included in operating expenses	7,683	5,859	22,657	16,932
Total share-based compensation expense	$8,634	$6,378	$25,410	$18,477

    At September 30, 2021, the Company had an estimated $68.3 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and nine months ended September 30, 2021, the Company issued 39,113 and 81,083 shares under the ESPP, respectively. As of September 30, 2021, 493,711 shares remain authorized and available for issuance under the ESPP. As of September 30, 2021, the Company held approximately $0.9 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of September 30, 2021 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$141,433	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$146,481	2.25%

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

As of September 30, 2021, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 71 months and 31 months, respectively.

As of September 30, 2021 and December 31, 2020, the fair value of the principal amount of the Notes in the aggregate was $302.2 million and $363.8 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The Notes consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Liability component:
Principal	$293,750	$293,750
Less: debt discount and issuance cost, net of amortization	(5,836)	(75,722)
Net carrying amount	$287,914	$218,028

Equity component(1)	$—	$80,098
(1)     Recorded within additional paid-in capital in the unaudited condensed consolidated balance sheet. As of December 31, 2020, it included $47.2 million and $32.9 million related to the 2027 and 2024 Notes, respectively, which was net of $1.3 million and $1.1 million issuance cost in equity, respectively.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest	$1,203	$500	$3,609	$1,219
Amortization of debt issuance costs	373	174	1,119	488
Amortization of debt discount	—	1,824	—	4,938
Total	$1,576	$2,498	$4,728	$6,645

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

In July 2021, the Company entered into a noncancelable agreement for data subscription services with a five-year term. The purchase commitment as of September 30, 2021 was $5.0 million and the agreement expires in June 2026.

In March 2019, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated June 2017. The amended agreement expires in March 2022. The purchase commitment as of September 30, 2021 was $17.7 million.

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

Q3 2021 Financial Overview

Uncertainty still surrounds the COVID-19 pandemic, with the Delta variant affecting some of our customers during the three months ended September 30, 2021. We re-structured a few customer contracts and experienced several project delays, which had a small impact on our results for the three months ended September 30, 2021. In addition, based on observations from our sales organization, we also saw the impact of COVID-19 lead to increased unpredictability in our prospective customer purchasing decisions.

For the three and nine months ended September 30, 2021, our revenue was impacted by last year's lower customer subscription bookings, project delays and a decrease in revenue retention rates as a result of the COVID-19 pandemic. Our prior year new customer subscription bookings impacted this year's subscription revenue, as there is a lag between subscription bookings and the revenue recognized on those subscription bookings. These factors contributed to our subscription revenue growth of 5% and 3% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Total revenue increased 2% and decreased 3% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.

Our gross revenue retention rates continued to improve throughout 2021 and were approximately 91% over the trailing twelve months ended September 30, 2021.

Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 84% and 85% of total revenue for the three and nine months ended September 30, 2021 as compared to 86% and 85% for the three and nine months ended September 30, 2020, respectively.

Cash used in operating activities was $17.6 million for the nine months ended September 30, 2021, as compared to $61.8 million for the nine months ended September 30, 2020. The improvement was attributable to lower overall operating expenses as well as the timing of customer collections from several customers deferring payments in 2020 as a result of COVID-19. In addition, we had a lower annual incentive payment in 2021 as compared to prior year.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended September 30, 2021 was $8.5 million, compared to $15.7 million for the three months ended September 30, 2020. Free cash flow used during the nine months ended September 30, 2021 was $18.9 million, compared to $64.8 million for the nine months ended September 30, 2020. This improvement was primarily due to a $44.3 million decrease in net cash used in operating activities. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash used in operating activities	$(8,171)	$(14,886)	$(17,585)	$(61,841)
Purchase of property and equipment (excluding new headquarters)	(347)	(384)	(1,291)	(1,647)
Capitalized internal-use software development costs	—	(459)	—	(1,265)
Free Cash Flow	$(8,518)	$(15,729)	$(18,876)	$(64,753)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•COVID-19 Global Impact. The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. While we are encouraged by the increased availability of vaccines, the duration of the COVID-19 pandemic remains uncertain, particularly as the virus continues to evolve and variants such as Delta spread. The pace and timeframe for recovery from the economic impact of COVID-19 continues to vary across the countries and industries in which we do business, particularly as secondary effects, including supply chain disruptions, labor shortages and widespread job migration, impact economies, industries and regions to different degrees. The travel industry, a sector served by our solutions, was particularly adversely impacted by unprecedented declines in travel demand in 2020, forcing airlines to respond by significantly reducing capacity, grounding flights, reducing personnel and other costs, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. The timeline for recovery of the travel industry remains fluid and dynamic, with significant geographic variation. For example, while airline travel, particularly leisure travel, in the United States has shown continued signs of recovery in 2021 as COVID-19 vaccination rates increase, international travel and business travel are lagging due to complex international travel restrictions as vaccination rates vary significantly by geography. While COVID-19 has accelerated existing trends with respect to digital commerce as explained below, the economic impact and uncertainty attributable to the pandemic has affected our business, also as explained below. The global workplace environment has also substantially changed in the wake of COVID-19. To support the health and well-being of our employees, customers, partners and communities, our global workforce has been primarily working remotely since March 2020; although we began to reopen our offices mid-year by allowing employees to return to the office on a voluntary basis with enhanced safety protocols in place. In addition, many of our customers are also continuing to work remotely, which in some cases has delayed, and may continue to impact the timing of new business and implementations of our solutions. While the availability and rollout of COVID-19 vaccines and reopening of markets have begun to moderate the impact of COVID-19, the full duration and extent of the pandemic remains unknown and will depend on many factors outside of our control. It could continue to impact the pace and timing of adoption and implementation of our solutions, cash flow from operations and customer retention. For a full discussion on the risks and uncertainties to our business associated with COVID-19, please see the Risk Factors section of our Annual Report on Form 10-K.

•COVID-19 Financial Impact. Given our primarily subscription-based revenue model, the global economic impact of COVID-19 adversely impacted our revenue during the first nine months of 2021 due to last year's lower customer subscription bookings, customer contract restructuring and project delays and a decrease in revenue retention rates. Our prior year customer subscription bookings impacted this year’s subscription revenue growth given the lag between subscription bookings and the revenue recognized on those subscription bookings. While our customer base spans a variety of industries and geographies, our customers, particularly travel and travel-related customers, have been and may continue to be negatively impacted by COVID-19. This has resulted in and may continue to result in delayed purchasing decisions from prospective customers, longer sales cycles, reduced customer demand, and delayed payments. Although we supported certain customers who requested concessions during 2020 by deferring payments, we have since collected a substantial majority of the amounts associated with these concessions, as evidenced by our strong cash collections during 2021. We expect the ongoing global economic impact of COVID-19 will continue to affect our revenue in 2021 and 2022, as the continuing impact of COVID-19 and rate of economic recovery remains uncertain and varies across industries and geographies.

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

•Continued Investments. As a result of the economic impact of COVID-19, we are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our subscription revenues. While we incurred losses in 2020 and in the nine months of 2021, we believe our market is large and underpenetrated and intend to continue investing to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies.

•Cloud Migrations. We expect sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue as long-term customers continue to migrate from our legacy licensed solutions to our current cloud solutions.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	70%	68%	70%	67%
Maintenance and support	14	18	14	18
Total subscription, maintenance and support	84	86	85	85
Services	16	14	15	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	21	22	20
Maintenance and support	3	4	3	4
Total cost of subscription, maintenance and support	24	25	25	24
Services	17	16	17	18
Total cost of revenue	42	40	42	41
Gross profit	58	60	58	59
Operating Expenses:
Selling and marketing	34	36	34	35
Research and development	30	31	32	30
General and administrative	20	19	20	21
Total operating expenses	84	86	86	86
Convertible debt interest and amortization	(3)	(4)	(3)	(3)
Other income net	—	—	—	1
Loss before income tax provision	(28)	(30)	(31)	(30)
Income tax provision	—	1	—	—
Net loss	(28)%	(31)%	(31)%	(31)%

    Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Subscription	$44,119	$42,029	$2,090	5%	$130,991	$127,576	$3,415	3%
Maintenance and support	8,477	10,765	(2,288)	(21)%	26,721	35,029	(8,308)	(24)%
Total subscription, maintenance and support	52,596	52,794	(198)	—%	157,712	162,605	(4,893)	(3)%
Services	10,075	8,714	1,361	16%	28,738	28,961	(223)	(1)%
Total revenue	$62,671	$61,508	$1,163	2%	$186,450	$191,566	$(5,116)	(3)%

Subscription revenue. Subscription revenue increased primarily due to an increase in the sale of new and existing customer subscription contracts as compared to prior year. Our ability to manage customer attrition rates directly impacts our ability to continue to grow our subscription revenue. Due to the uncertainty over how long the economic conditions caused by the COVID-19 pandemic will persist, we expect subscription revenue to grow at a slower pace than what we have historically experienced.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as result of existing maintenance customers migrating to our cloud solutions and to a lesser extent customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue increased for the three months ended September 30, 2021 primarily as a result of higher sales of professional services related to our subscription contracts. Services revenue remained relatively flat for the nine months ended September 30, 2021. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and efficiencies in our solutions implementations requiring less professional services during a particular period.

    Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of subscription	$13,122	$12,897	$225	2%	$40,512	$38,153	$2,359	6%
Cost of maintenance and support	2,044	2,177	(133)	(6)%	6,459	7,577	(1,118)	(15)%
Total cost of subscription, maintenance and support	15,166	15,074	92	1%	46,971	45,730	1,241	3%
Cost of services	10,886	9,563	1,323	14%	31,977	33,584	(1,607)	(5)%
Total cost of revenue	26,052	24,637	1,415	6%	78,948	79,314	(366)	—%
Gross profit	$36,619	$36,871	$(252)	(1)%	$107,502	$112,252	$(4,750)	(4)%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base. Our subscription gross profit percentages were 70% and 69% for the three months ended September 30, 2021 and 2020, respectively, and 69% and 70% for the nine months ended September 30, 2021 and 2020, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions and a decrease in amortization expense related to intangible assets which were fully amortized in 2021. Maintenance and support gross profit percentages were 76% and 80% for the three months ended September 30, 2021 and 2020, respectively, and 76% and 78% for the nine months ended September 30, 2021 and 2020, respectively.

Cost of services. Cost of services increased for the three months ended September 30, 2021 primarily due to higher personnel cost to support the increase in our services revenue during the period. Cost of services decreased for the nine months ended September 30, 2021 primarily due to the lower utilization of third-party contractors and reduced travel expenses due to the COVID-19 pandemic.

Services gross profit percentages were (8)% and (10)% for the three months ended September 30, 2021 and 2020, respectively, and (11)% and (16)% for the nine months ended September 30, 2021 and 2020, respectively. Services gross profit percentages for the three and nine months ended September 30, 2021 improved primarily as a result of a decrease in utilization of higher cost third-party contractors. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Selling and marketing	$21,025	$21,951	$(926)	(4)%	$63,779	$67,882	$(4,103)	(6)%
Research and development	19,022	19,135	(113)	(1)%	59,575	56,668	2,907	5%
General and administrative	12,380	11,948	432	4%	36,852	40,356	(3,504)	(9)%
Total operating expenses	$52,427	$53,034	$(607)	(1)%	$160,206	$164,906	$(4,700)	(3)%

Selling and marketing expenses. Sales and marketing expenses decreased for the three months ended September 30, 2021 primarily due to a decrease of $0.5 million in sales and marketing events and a decrease of $0.4 million in personnel and other costs. Sales and marketing expenses decreased for the nine months ended September 30, 2021 primarily due to a decrease of $2.5 million in sales and marketing events and a decrease of $1.6 million in travel expenses due to the COVID-19 pandemic.

Research and development expenses. Research and development expenses remained relatively flat for the three months ended September 30, 2021. Research and development expenses increased for the nine months ended September 30, 2021 primarily due to a $3.5 million increase in employee-related costs, including increase of $1.5 million in non-cash share-based compensation, partially offset by a decrease of $0.6 million in other overhead expenses.

General and administrative expenses. General and administrative expenses increased for the three months ended September 30, 2021 primarily due to an increase in non-cash share-based compensation. General and administrative expenses decreased during the nine months ended September 30, 2021 primarily due to a net decrease of $7.6 million in bad debt expense year over year, including a reduction of $2.1 million during the nine months ended September 30, 2021, due to improved credit conditions with certain customers partially offset by an increase of $4.1 million in employee-related costs, including increases of $2.5 million in non-cash share-based compensation.

Other (expense) income, net:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Convertible debt interest and amortization	$(1,576)	$(2,498)	$922	(37)%	$(4,728)	$(6,645)	$1,917	(29)%
Other (expense) income, net	$(71)	$122	$(193)	(158)%	$219	$1,099	$(880)	(80)%

Convertible debt interest and amortization. Convertible debt expense for the three and nine months ended September 30, 2021 and 2020 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of the adoption of ASU 2020-06 on January 1, 2021. Upon adoption, there was no longer a debt discount on our outstanding notes and as a result there was no related amortization cost in 2021.

Other (expense) income, net. The change in other (expense) income, net for the three and nine months ended September 30, 2021, primarily related to a decrease in interest income partially offset by foreign currency impact during the period.

    Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Effective tax rate	(0.4)%	(1.7)%	n/a	n/a	(0.7)%	(1.0)%	n/a	n/a
Income tax provision	$70	$318	$(248)	(78)%	$387	$600	$(213)	(36)%

Income tax provision. The tax provision for the three and nine months ended September 30, 2021 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.4)% and (0.7)% for the three and nine months ended September 30, 2021, respectively, and (1.7)% and (1.0)% for the three and nine months ended September 30, 2020, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At September 30, 2021, we had $308.6 million of cash and cash equivalents and $219.6 million of working capital as compared to $329.1 million of cash and cash equivalents and $246.4 million of working capital at December 31, 2020.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. The facility expires in July 2022. In addition, we could have access to the overall capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections from customer revenue. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(17,585)	$(61,841)
Net cash used in investing activities	(5,102)	(24,929)
Net cash provided by financing activities	2,471	103,405
Cash and cash equivalents (beginning of period)	329,134	306,077
Cash and cash equivalents (end of period)	$308,642	$322,352

Operating Activities

    Net cash used in operating activities for the nine months ended September 30, 2021 was $17.6 million. The $44.3 million improvement over last year was attributable to lower overall operating expenses as well as the timing of customer collections from several customers deferring payments in 2020 as a result of COVID-19. In addition, we had a lower annual incentive payment in 2021 as compared to prior year.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $5.1 million. We incurred capital expenditures of $2.4 million and investment in equity securities of $2.7 million. The overall improvement was primarily related to 2020 investments in our new corporate headquarters, which was committed prior to the COVID-19 pandemic.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.5 million, which was attributable to proceeds from employee stock plans of $3.1 million, partially offset by $0.4 million paid for tax withholdings on vesting of employee share-based awards and a $0.3 million payment of notes payable. Tax withholdings on vesting of employee share-based awards decreased significantly in the first half of 2021 as compared to prior year as a result of a sell-to-cover taxes program established in late 2020 for 2021 employee vested share-based awards. The decrease in net cash provided by financing activities for the nine months ended September 30, 2021 as compare to 2020 was primarily due to the proceeds from the issuance of the 2027 Notes in September 2020.

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

Credit facility

There were no outstanding borrowings under the Revolver as of September 30, 2021. As of September 30, 2021, we had $0.1 million of unamortized debt issuance costs related to the Revolver included in prepaids and other current assets and other long-term assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2021 and 2020, we recorded an immaterial amount of amortization of debt issuance cost which is included in other income, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2021 would result in a loss of approximately $0.4 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2021 by approximately $0.5 million and $1.4 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Revolver. As of September 30, 2021, we had no borrowings under the Revolver.

    As of September 30, 2021, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on our evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    During the first quarter of 2021, the Company completed the implementation of a new enterprise resource planning ("ERP") system and the internal controls have been updated to reflect the change. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working primarily remotely due to COVID-19. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

    Except as set forth below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report.

Our IT systems are regularly under attack. If our security measures are breached and unauthorized access is obtained to a customer’s data, our data or our IT systems, our and our customers’ operations may be disrupted, our reputation may be harmed, our solutions may be perceived as not being secure, customers may limit or stop using our solutions and we may incur significant legal and financial exposure and liabilities.

Our solutions involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information, including personal and other sensitive data. We have incurred, and expect to continue to incur, significant costs to maintain security measures designed to prevent, eliminate or alleviate known security vulnerabilities, data theft, data corruption, data loss, computer viruses, ransomware or malicious software programs or code, cyber attacks, including advanced persistent threat intrusions, by third parties and similar disruptive events (each a "Security Incident"). Given the novel and sophisticated ways that hackers and other cyber criminals engage in cyber attacks, it is reasonable to expect that despite the implementation of security measures, our security measures and the security measures of third-party providers on which we rely would not be sufficient to prevent our systems from being compromised. If these measures are breached or are insufficient to prevent or mitigate a cyber attack, whether as a result of third-party action, employee error or misconduct, design or deployment defects, or otherwise, we could experience a Security Incident. Moreover, because the scale and number of cyber attacks continue to grow and because techniques used to compromise systems change frequently and may not be recognized until launched or for an extended period of time thereafter, we may be unable to anticipate these techniques or implement adequate preventative or remediation measures in a timely manner, if at all, even when a vulnerability is known. We and the third-party providers on which we rely may not be able to address such vulnerability prior to experiencing a Security Incident. Our risk is heightened given the increase in remote work due to the COVID-19 pandemic.

Security Incidents could result in interruptions, delays, cessation of service and loss of existing or potential customers, as well as loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, unauthorized access to, and theft, loss or disclosure of, our and our customers’ proprietary and confidential information, including personal information, litigation, governmental investigations and enforcement actions, including fines or other actions, increased stock price volatility, significant costs related to indemnity obligations, legal liability and other expenses, and material harm to our business, financial condition and results of operations. We cannot ensure that our commercial insurance will be available or sufficient to compensate us for all costs we may incur as a result of a Security Incident, and if we were to incur significant costs, our ability to obtain comparable insurance in the future may be impaired or only available at significantly increased cost.

In the normal course of our business, we experience Security Incidents. There can be no assurance that future Security Incidents will not be material to our business operations, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2021, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2021.

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

PROS HOLDINGS, INC.

November 2, 2021	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 2, 2021	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)