Form 10-K
period 2021-12-31
PROS Holdings, Inc.
filed 2022-02-18
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,805,748,754 as of June 30, 2021 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
45,038,234 shares of common stock were issued and outstanding as of February 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2022 Annual Stockholders Meeting (the "2022 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2021

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," "we," "us," and "our" refer to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the generally accepted accounting principles in the United States of America ("GAAP").
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends and projections. Statements which include the words "believes," "seeks," "expects," "may," "should," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of this report entitled "Risk Factors". You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission ("SEC"), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.
Part I
Item 1. Business
Overview

    PROS provides solutions that optimize shopping and selling experiences. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use our selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to deliver customized prices and offers. Our solutions enable buyers to move fluidly across our customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel buyers choose. Our decades of data science and AI expertise are infused into our solutions and are designed to reduce time and complexity through actionable intelligence. Our solutions are provided via software-as-a-service ("SaaS") and are designed to achieve high levels of performance, scalability, availability and security. We provide standard configurations of our solutions based on the industries we serve and offer services to configure our solutions to meet the specific needs of each customer and manage all updates and upgrades of software deployed on the PROS cloud platform.

On November 30, 2021, we acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, pulling a brand's customers into the brand's direct selling channels to help create superior brand experiences and foster brand loyalty over time.

Our Industry

    Real-time decision making is an important driver of business performance in the digital economy. Rapidly changing markets and buyer expectations make it increasingly harder for companies to compete and grow. In response to these pressures, we believe that market forces, including increasingly dynamic and complex business models, the continued growth of eCommerce, and the exponential increase in the volume of enterprise and market data will increase demand for software solutions that enable companies to dynamically price, configure and sell their products and services across an ever-increasing set of buyer channels with speed, precision and consistency. We believe the market for solutions that can power commerce using AI and machine learning is a large, growing market that spans most major industries.

Our Solutions

    Our cloud-based software solutions, built on the PROS Platform, provide companies with AI-based predictive and prescriptive guidance on key business decisions that drive growth and profitability. We focus primarily on configure price quote ("CPQ"), pricing optimization and management, airline revenue optimization, airline distribution and retail, and digital offer marketing software Our solutions help increase visibility, business agility and customer engagement by aligning sales and pricing strategy across go-to-market channels.

    PROS Platform

We believe the PROS Platform is the only unified pricing and selling platform built for an omnichannel world. The PROS Platform enables businesses to create greater margin and grow revenue by dynamically adapting their digital selling strategy to market conditions and disruption. Using our unique and proven AI-based capabilities for deep demand and margin forecasting, cost modeling and dynamic pricing, the PROS Platform continuously feeds daily decision-making and longer-term business strategy. The PROS Platform helps eliminate barriers between stakeholders in the selling process to collaborate on a customer offer and drive it to a close while accelerating pricing and selling efficiencies. The PROS Platform is comprised of PROS Smart Configure Price Quote and PROS Smart Price Optimization and Management, and is offered via composable paths based on our customers' business objectives, ranging from simple to advanced use cases with the ability to scale to broader PROS Platform capabilities over time.

PROS Smart Configure Price Quote is designed to improve sales productivity and accelerate deal velocity by automating common sales tasks. Utilizing a foundation of AI and machine learning algorithms, this solution empowers businesses to tailor every offer for every buyer, across all sales channels, leading to more personalized and engaging customer interactions. Smart Configure Price Quote enables users to find and tailor product recommendations, customize configurations, manage approvals, price just right and generate professional proposals to increase the probability of winning the sale on the first quote. Smart Configure Price Quote supports all selling scenarios including spot-order purchases, subscription orders and setup and maintenance of negotiated sales agreements. Businesses can also integrate Smart Configure Price Quote into their eCommerce portals, empowering end users to self-serve quotes with confidence. Smart Configure Price Quote is available in three editions:
•Essentials enables businesses to digitize and streamline their selling processes and respond quickly to customers with professional looking quotes.
•Advantage includes all the capabilities in the Essentials edition, plus enables businesses to sell more complex configurable products, create bills of materials and manage the lifecycle of sales purchase agreements.
•Ultimate includes all the capabilities in the Advantage edition, plus enables businesses to create high-volume quotes (10,000+ line items) and leverage AI and machine learning to identify new opportunities to help proactively increase account penetration with existing customers while preventing customer churn.

PROS Smart Price Optimization and Management enables businesses to optimize, personalize and harmonize pricing across the complexity of their go-to-market channels in the context of dynamic market and competitive conditions. Our price management capabilities provide a comprehensive pricing platform that offers a single source of accuracy for price management, coordination and strategy. This solution allows businesses to harmonize pricing across go-to-market channels while simultaneously increasing price discipline and protecting price attainment. Pricing users leverage this solution to deploy formulaic price strategies that can incorporate real-time information or conditional data to ensure that every delivered price is up-to-date with the latest market and competitive conditions. With the performance, power and scalability of PROS Real-Time Pricing Engine, B2B and B2C organizations can replace price lists across commerce channels with dynamic calculations for price requests, ensuring that every delivered price is cognizant of conditions at the time of request. This engine allows businesses facing volatile price competition and underlying component costs to leverage data science to systematically adjust pricing in real time. Our price optimization capabilities leverage AI-powered algorithms to provide market-relevant price guidance across sales channels that is dynamically refined to adapt to changing market conditions and buyer behavior. This predictive and prescriptive price guidance provides optimized pricing for each unique buying scenario, which is designed to help businesses drive revenue growth, recover margin leakage, accelerate quote turnaround times and increase win-rates. Smart Price Optimization and Management works with traditional eCommerce scenarios where a sales person is not involved, as well as where a sales person needs negotiation support, and in all cases this solution provides business-relevant analytics to promote explainability of the AI recommendation. PROS Smart Price Optimization and Management is available in three editions:
•Essentials enables businesses to create omnichannel pricing strategies and power their digital, self-service channels.

•Advantage includes all the capabilities in the Essentials edition, plus gives businesses the ability to leverage PROS price optimization capabilities to respond quickly to changing market patterns, with the best price, to win business and improve revenue and profitability.
•Ultimate includes all the capabilities in the Advantage edition, plus gives businesses the ability to inform their pricing strategies with demand and capacity forecasting or their own proprietary data science capabilities using our Extensible AITM, as well as drive more of their business to self-service channels.

PROS Platform - Travel

PROS Airline Revenue Optimization solutions enable airlines to drive revenue- and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These solutions are designed to empower airlines to quickly adapt to changing market conditions, differentiate customers by market and sales channel, monitor pricing and revenue management performance, and increase customer loyalty by providing the right products and services to the right customer at the right time. Our Airline Revenue Optimization suite of products includes:
•PROS Airline Revenue Management delivers algorithmic forecasting and network optimization for the travel industry. Airlines leverage our forecasting and optimization capabilities to determine optimal capacity levels and manage booking classes inventory to optimize revenue at the flight/network level.
•PROS Airline Real-Time Dynamic Pricing™ is a scalable solution that offers accurate booking class availability and seat prices across all channels, while keeping the rules, fares and other data in sync. The solution dynamically applies strategies to compute both booking class availability and seat prices in real time at the time of transaction so that airlines can maximize revenue.
•PROS Airline Group Sales Optimizer is a group revenue and sales optimization solution powered by dynamic pricing science that enables airlines and their travel agent partners to create and manage group bookings, contracts and policies in one location.

PROS Airline Distribution and Retail solutions enable airlines to become better direct retailers by increasing their control and flexibility over how they sell and distribute offers through scalable shopping, booking and merchandising capabilities to design and distribute offers. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and are entirely passenger service system-independent. Our Airline Distribution and Retail suite of products includes:
•PROS Dynamic Offers powers airlines' shopping, pricing and repricing by delivering fast, accurate and comprehensive flight offers to travelers across airlines’ sales channels. PROS Dynamic Offers is comprised of several key offer management capabilities including ancillary merchandising, bundling, and omni-channel distribution designed to comply with International Air Transport Association ("IATA") New Distribution Capability ("NDC") data transmission standards.
•PROS Digital Retail offers a configurable end-to-end solution for airlines to optimize the traveler experience from inspiration to post-trip. With this IATA NDC Level 4 capable solution, airlines can increase conversion rates and upsell opportunities while having the flexibility and control to optimize user interface across their internet booking engine and mobile application.

Digital Offer Marketing

PROS digital offer marketing solutions provide performance content management and search engine marketing tools that enable businesses in the travel industry to drive their customers directly into their direct selling channels, helping create superior brand experiences and foster customer loyalty. These solutions also reduce our customer's dependency and costs associated with transactions routed through third-party intermediaries. PROS digital offer marketing solutions include:
•airTRFX allows airlines to launch and manage digital marketing campaigns by generating digital landing pages for every route, origin and destination in an airline's network with relevant fares and a wide range of local languages.
•airModules provides airlines flight search displays with relevant fares for digital advertising, including maps, histograms, mosaics, carousels, and maps.
•FareWire displays dynamic fares and content powered by user-search data independent of third party intermediaries.
•airSEM provides airline specific search engine marketing tools designed to help airlines build, launch and manage ad campaigns with real-time fares in ad copy.

Technology

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the complex and demanding processing requirements of sophisticated global enterprises, including those who require sub-second response times for their customers. We provide the majority of our cloud services via cloud computing platform partners who offer Infrastructure-as-a-Service ("IaaS") and Platform-as-a-Service ("PaaS"), located in the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia, Singapore and other countries. The use of cloud computing platform partners provides us flexibility to service customers at scale and also offers options to comply with data residency and privacy requirements. We also deliver our solutions from infrastructure designed and operated by us but secured within third-party data center facilities. Our Platform consists of single-tenant and multi-tenant cloud capabilities.

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

Configuration and Extensibility. Our solutions are designed to handle customer business needs through self-service configuration rather than custom code. The configuration capabilities define both a business layer (including definition of user workflows, executive dashboards, analytics views, calculations, approval processes and alerts), as well as a data layer that permits configuration of data structures, including hierarchical dimensions, pricing levels and measures. We maintain our customers' configurations which allows them to use the latest version of our solutions. We also offer capabilities where scripting languages can be used to handle business requirements that are unique to individual customers. In addition, our solutions are extensible through API's, which allows for broader and richer commerce solutions to be developed with our Platform as a core component.

Data Integration. The data needed to execute and power personalized digital buying typically resides in multiple sources, such as a company's enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), eCommerce, reservations and inventory systems, external market data sources, spreadsheets and/or industry-specific transaction systems. Our platform interoperates with many different systems, including those that have been heavily customized to customer requirements. Our data integration capabilities bring data from disparate sources together into a single cohesive data platform, both in real time and through scheduled batch tasks. We also provide certified integration content for SAP and integration development services using industry standard tools and adapters for other common data sources and applications.

Microservices Architecture and Scalability. Our architecture contains multiple microservices in key areas. This allows for the reliability and performance necessary for real-time pricing, availability and eCommerce applications. To achieve this, we rely on industry-standard container orchestration tools, noSQL and Event Store technologies to provide high availability, redundancy, zero-downtime upgrades, horizontal scalability and geographic distribution of data.

User Interface. Our technology provides a rich and modern, browser-based interface that supports a global user base. This interface supports a wide variety of interactive charts and other data views and provides a comprehensive security model based on user role and scope of responsibility. This interface operates on a variety of internet browsers, mobile devices and tablets. We also provide native capabilities for a variety of commerce systems including Adobe Magento, Salesforce CRM and Microsoft Dynamics CRM.
Subscription Services

    Our subscription services provide customers access to our software via the Internet which, as compared to an on-premises software model, helps reduce their infrastructure, installation and ongoing administration requirements. We also reduce the total cost of ownership of our cloud services over the subscription term by delivering multiple feature releases per year that automatically introduce new features, while preserving previous configurations and integrations that minimize additional customer investment for compatibility. We also provide cloud-based services to allow existing customers who previously purchased licenses to our legacy software to have access to that software within a cloud-based IT environment that we manage.

Sales, Marketing and Customer Success

    We sell and market our software solutions primarily through our direct global sales force and indirectly through go-to-market partners, resellers and systems integrators. Our sales force is organized by our target markets, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. Our marketing activities consist of a variety of programs designed to generate sales leads, accelerate sales opportunities and build awareness of our solutions. We also use digital channels including search and content syndication to reach our target market. We host an annual customer conference, Outperform, where our customers and prospects are invited to learn about best practices from thought leaders, executives and other practitioners in using technology to compete in the digital economy, hear about our latest innovations, and network with peers across industries. We also host other smaller conferences throughout the year, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations. We believe that customer adoption, support and success are critical to retaining and expanding our customer base. Our customer success team helps ensure customer satisfaction with our solutions, by working with our customers to ensure that our solutions drive value for them in order to drive customer retention. Our customer success teams help our customers drive adoption of our solutions, advise on product features and capabilities, and provide recommendations on best practices to meet our customers' business objectives.
Professional Services

    To accelerate our customers' time to value, we provide software-related services, including implementation, configuration, consulting and training services. We offer in-depth expertise, proven best practices and repeatable delivery methodologies based on standardized and tested implementation processes developed through years of experience implementing our software solutions in global enterprises across multiple industries. We also offer an array of training on all aspects of our software solutions, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions. In addition to our own internal services team, we also work with many globally diverse third-party system integrators who have been certified to implement our software.
Maintenance and Support

Customers maintaining implementations under on-premises licenses that were purchased prior to our cloud transition may purchase, at their discretion, maintenance and support services. Maintenance enrollment entitles a customer to solicit support through a web-based interface to submit and track issues, access our online knowledge base, and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period. Revenue from maintenance and support services has continued to decline as a percentage of our total revenue since we transitioned to our cloud strategy and sold fewer on-premises licenses to our software. We expect our maintenance revenue to continue to decrease as more existing customers migrate from our legacy on-premises solutions to our cloud solutions.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. Our customers are generally large global enterprises and medium-sized businesses, although we also have customers that are smaller in scope of operations. In 2021, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 65% of our total revenue came from customers outside the U.S. for the year ended December 31, 2021.

Competition

The markets for our solutions are competitive, fragmented and rapidly evolving. For example, we have seen consolidation in the CPQ software market with large vendors acquiring smaller CPQ companies as they attempt to provide end-to-end solutions. Today, we compete in a sales ecosystem with competitors that aim to drive effectiveness and efficiency in selling, although we believe we are unmatched in our ability to deliver sales and pricing AI with usability, speed, scale and precision. We face competition from both larger and smaller competitors, including those providing industry specific software, a portion of our pricing solutions, our CPQ solutions, and a portion of our revenue management, retail, shopping and merchandising solutions in the airline industry. To a lesser extent, we compete against large enterprise application providers that have developed offerings that include competing functionality and custom solutions developed internally by businesses, which generally include some combination of spreadsheets, manual processes, external consultants and internally developed software tools.

The number of companies that we compete with has increased as we expanded into adjacent technologies. We believe our customers consider the following factors when evaluating our solutions versus competitive solutions:
•breadth and depth of product and service offerings, including functionality, performance, product architecture, data security, reliability and scalability;
•user experience;
•return on investment, total cost of ownership and time-to-value;
•applicability for all current and future selling channels;
•customer base and reputation;
•brand awareness;
•strength of AI and real-time capabilities;
•breadth and depth of integrations with the software already used by the customer;
•depth of expertise in data and pricing science; and
•industry domain expertise and functionality.
We believe that none of our competitors can provide a competitive level of all the functionality needed to support an organization interested in optimizing sales growth through AI-based omnichannel pricing, selling and revenue management. Our competitors generally compete on price or by bundling their applications with other enterprise applications, and we expect that this will continue in the future. We distinguish ourselves from these vendors through our long history of providing software solutions incorporating AI and/or machine learning, the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, our ability to handle large data volumes at scale and our proven ability to provide high-value dynamic science-based optimization software to our global customer base across industries. In the future, we believe our competition will continue to increase as we expand into adjacent market segments.

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

Research and Development

We believe our software innovation is the foundation of our business and accordingly have made, and continue to make, significant investments in research and development for the enhancement of existing solutions and the development of solutions. We also believe that our long-term investments in AI and machine learning to power pricing and revenue management differentiate us from our competitors. We are committed to continuing the further development of these high-value solutions as evidenced by our continued investment in research and development. In fiscal 2021 and 2020, we incurred expenses of $82.3 million and $77.2 million, respectively, which is over 30% of our annual revenue, in research and development, net of capitalized internal-use software cost, to enhance our existing portfolio of solutions and to develop new solutions. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in Bulgaria, France and the U.S., and also utilize third-party contractors in various countries, including Bolivia, Canada, Colombia, France, India, Romania and Mexico.

We employ data scientists, many of whom are Ph.D.'s, to advance sales, pricing and revenue management technology and its implementation in our software solutions. These scientists have specialties including, but not limited to, AI, machine learning, operations research, management science, statistics, econometrics and computational methods. Our data scientists regularly interact with our customers, product development, sales, marketing and services teams to help keep our science efforts relevant to real-world demands.

Human Capital Resources

Our mission is to help people and companies outperform. To fulfill that mission, we believe we must attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our high ethical standards. As innovation is one of our core values, we believe that our commitment to innovation begins with our commitment to create an environment where our employees can thrive and reach their full potential. To accomplish this, we offer competitive total rewards, promote diversity, equity, inclusion and belonging, invest in ongoing learning and development, and focus on the future of work. Oversight of our approach to and investment in human capital resources is a key governance matter for our Board of Directors ("Board"). Directly, and through its Compensation and Leadership Development Committee, the Board engages regularly with management on human capital matters. As of December 31, 2021, we had 1,545 full-time personnel, which included 1,293 employees and 252 outsourced personnel. Our team spans 15+ countries, reflecting various backgrounds, ages, gender identities and ethnicities.

Culture. At PROS, our values and culture are embedded in everything we do. We proactively look for ways to maintain our collaborative and open company culture and further improve our organizational health, including through regular employee and management communication, periodic team events and frequent employee pulse surveys. We use insights from employee feedback, including through town halls, leader forums and other communication channels, to inform our human capital resources plans. PROS has been Certified™ by Great Place to Work® for the second year in a row, which shows the impact of our efforts. This year’s designation extends our prior certification to all eligible countries, recognizing our inclusive, people-first culture on a global scale. We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Total Rewards. We require a talented workforce to drive innovation, operational excellence and long-term stockholder value. We also believe that employees should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics, and we constantly strive for pay parity. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. To attract and retain a talented workforce, we provide total rewards programs, practices and policies designed to be market-competitive, including by benchmarking and setting pay ranges based on market data, and also considering factors such as an employee’s role, skills, experience, job location and performance. We have invested in analysis and transparency to demonstrate our commitment to fair compensation and opportunity.

Our human resources management philosophy goes beyond traditional compensation and benefits. We design our total rewards to meet the needs of the whole person, not just the employee, recognizing that life events and circumstances that occur outside of work may impact what happens at work. For example, we provide a trusted time off approach in the U.S. to give employees more flexibility and control over their schedules. Our investments in employee mental health and wellness programs are also cornerstones of this philosophy. In response to the multitude of work and personal challenges presented by the COVID-19 pandemic and as we transition to the future of work, we added specific employee well-being initiatives which are discussed below.

Diversity and Inclusion. We believe diversity, equity, inclusion, and belonging ("DEIB") drive innovation and ownership. Our commitment to diversity and inclusion starts at the top with a skilled and diverse Board which provides oversight for our human capital resources efforts, including our DEIB programs and initiatives. As of December 31, 2021, the majority of our Board was comprised of either female and/or ethnically diverse directors, with both female and ethnically diverse representation on our Board for more than 10 years. As of December 31, 2021, women represent 36% of our global employees, and in the U.S., more than 50% of our employees represent minority groups, with underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing 26% of our U.S. employees.
We strive to maintain a working environment that celebrates diverse perspectives, cultures and experiences and invest in programs to engage our employees, including diversity, inclusion and harassment training. We have a heritage of fostering inclusion and belonging, awareness and education, and social interaction and camaraderie through our employee resource groups. Sponsored and funded by PROS, these employee-led groups are open to any interested employee and create spaces for our people to connect from all walks of life, grow together and build relationships and community. We are proud of what we have accomplished to advance DEIB, but we recognize we still have work to do, including how we approach the future of work.

Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at pros.com/about-pros/diversity-and-inclusion. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Future of Work. In response to the COVID-19 pandemic, we initially instituted a work-from-home policy for substantially all our employees and materially limited business travel. As the pandemic has brought on systemic changes to historic work habits, we have embraced a hybrid work model with an eye on the future of work. As part of this hybrid model, we emphasize flexibility, including in work location and work schedules, based on a blend of what makes sense for each employee, their team, and our business. In addition, we continue to take an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee physical and mental health. Recognizing that working in a hybrid environment across our global company is a relatively new way to interact, we offer company-wide initiatives to assist our employees in managing through the changes, including productivity, mental and physical health programming, periodic recharge days and "wellness Wednesdays" with limited scheduled meetings. Additional information on our hybrid work model, pandemic response and related wellness initiatives will be included in our 2022 Proxy Statement.

Learning and Development. We believe that continuous learning cultivates innovation and that the development of our most important assets, our people, is foundational to fulfill our mission. We regularly invest in our employees’ career growth and provide our employees opportunities for training on a wide range of skills designed to help them be more effective in their current and future roles. In 2021, all our employees participated in learning and development activities, including thousands of courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical and compliance. Because the development of our employees and next generation of leaders is critical to our long-term success, we annually engage in a comprehensive talent evaluation and succession planning process, including manager evaluations of all employees and detailed succession planning for all director and above roles with Board oversight for senior management and other key roles. As of December 31, 2021, 90% of our managers have completed a leadership training program we developed in partnership with the Jones Graduate School of Business at Rice University.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on June 7, 2021, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

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

The ongoing COVID-19 pandemic and related public health measures have adversely impacted, and we expect will continue to adversely impact, many aspects of our business. Due to our subscription-based business model, the effect of the pandemic during any period may not be fully reflected in our results of operations until future periods. For example, our 2020 subscription bookings impacted our 2021 subscription revenue, as there is a timing lag between subscription bookings and the revenue recognized on those subscription bookings. If the pandemic has a substantial impact on our employees’, partners’ or customers’ productivity and businesses, our results of operations and overall financial performance may be harmed. COVID-19 may also have the effect of heightening many of the other risks described herein, including risks associated with our customers and supply chain.

The COVID-19 pandemic has put unprecedented strain on governments, healthcare systems, educational institutions, businesses and individuals around the world, the full impact and duration of which is difficult to assess or predict. The pandemic also continues to disrupt the global economy, including through disruptions in global supply chains, turmoil in labor markets and inflation caused in part by strong consumer demand where local economies reopened. The global macroeconomic effects of the pandemic may persist for an indefinite period, including in specific geographic regions or sectors of the economy, even after the pandemic has subsided. The long-term impact of the pandemic on global economic markets continues to be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions.

Governmental authorities continue to adopt a variety of restrictions in an attempt to contain the spread of COVID-19 and its variants, including travel restrictions, quarantines, physical distancing, and business limitations and shutdowns. Compliance with these measures by us and by our prospects, customers, suppliers and other counterparties has impacted our business, and this impact could last for an indefinite period of time.

The economic impact of COVID-19 has adversely impacted a number of our prospects and customers, who continue to experience downturns or disruption in their own businesses. For example, our travel industry customers experienced unprecedented declines in demand globally in 2020, which despite some signs of recovery of in-country travel demand in 2021, may remain below pre-pandemic levels for some time. Impacted prospects and customers have in the past and may again in the future, decrease spending on technology initiatives, stall or halt implementation projects, request concessions from existing contracts, and in some cases file for bankruptcy protection. We expect that customer bookings and the related revenue and cash flows will continue to be lower than we anticipated prior to the pandemic. If a significant number of our customers impacted by COVID-19 are unable to make their contractually obligated payments to us, file for bankruptcy protection or elect to renew their current contracts with us at lower usage levels, this would have an adverse impact on our accounts receivable, subscription revenue, business, cash flows and financial condition. In response, we have postponed and may continue to postpone or cancel, planned investments in our business, which may impact our product development and rate of innovation, either of which could seriously harm our business.
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
The disruptions caused by COVID-19, including the limitations on meeting in-person with existing and potential customers and amongst our teams because our team is dispersed, may result in inefficiencies, delays and additional costs in our product development, sales, marketing, product implementation and customer service efforts that we cannot fully mitigate through remote work arrangements. Many employees may continue to have additional personal needs to attend to such as looking after children as a result of school closures or adjusted school calendars or family who become sick, and employees may continue to become sick themselves and be unable to work. Similarly, our business practice modifications in response to the pandemic could present challenges to maintaining our corporate culture, including employee engagement, development and productivity. We have reopened our offices on a voluntary basis as local regulations permit. The reopening of our offices has required and may continue to require non-trivial investments to manage additional risks and operational challenges, including in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, our measures may not prevent the transmission of COVID-19. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

The impacts of COVID-19 on our business continue to be uncertain, evolving, dynamic and dependent on numerous unpredictable factors outside of our control, including:

•the spread, duration and severity of COVID-19 and the mutations or variations thereof as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business;

•the duration, impact and effectiveness of measures taken by governments, businesses and society in response to COVID-19, including the availability, effectiveness and adoption of vaccines, and other legislative and regulatory measures;

•the impact of COVID-19 on overall long-term demand for air travel, including the impact on demand for business travel as a result of increased usage of videoconferencing and other technologies;

•the impact of COVID-19 on the financial health and operations of our current and prospective customers and partners, including the increase in business failures among our customers and other businesses; and

•the prioritization of technology investments and projects in light of other demands on customers and prospects caused by COVID-19, including secondary affects such as inflation, labor disruptions and talent shortages.

If we are not able to respond to and manage the impact of such events effectively, our results of operations, financial performance and overall business will be harmed. We continue to evaluate the nature and extent of the impact of COVID-19 to our business.

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

Our solutions involve the storage, and to a more limited extent, the transmission of our customers’ proprietary information, including personal and other sensitive data. We have incurred, and expect to continue to incur, significant costs to maintain security measures designed to prevent, eliminate or alleviate known security vulnerabilities, data theft, data corruption, data loss, computer viruses, ransomware or malicious software programs or code, cyber attacks, including advanced persistent threat intrusions, by third parties and similar disruptive events (each a "Security Incident"). Given the novel and sophisticated ways that hackers and other cyber criminals engage in cyber attacks, it is reasonable to expect that despite the implementation of security measures, our security measures and the security measures of third-party providers on which we rely would not be sufficient to prevent our systems from being compromised. If these measures are breached or are insufficient to prevent or mitigate a cyber attack, whether as a result of third-party action, employee error or misconduct, design or deployment defects, or otherwise, we could experience a Security Incident. Moreover, because the scale and number of cyber attacks continue to grow and because techniques used to compromise systems change frequently and may not be recognized until launched or for an extended period of time thereafter, we may be unable to anticipate these techniques or implement adequate preventative or remediation measures in a timely manner, if at all, even when a vulnerability is known. We and the third-party providers on which we rely may not be able to address such vulnerability prior to experiencing a Security Incident. Our risk is heightened given the increase in remote work due to the COVID-19 pandemic. Additionally, during the ongoing COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk of cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.

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

In the normal course of our business, we experience Security Incidents. We are aware of the widely reported vulnerability in Apache's Log4j software library and have taken steps to mitigate the vulnerability in our systems. However, as with any vulnerability, there can be no assurance that our mitigation will fully prevent a Security Incident exploiting this vulnerability. There can be no assurance that future Security Incidents will not be material to our business operations, financial condition, cash flows, and results of operations.

    Failure to increase business from our customers and sustain our historical renewal rates and pricing could adversely affect our future revenue and operating results.

Many of our existing customers initially purchase our software solutions for a specific business segment or geographic location within their organization, and over time we partner with them to add business segments and geographic locations within their organization. Our subscription agreements are typically for an initial term of three years, and our legacy maintenance and support agreements are typically renewed for annual terms. These customers might not choose to renew, to make additional purchases of our software solutions or to expand their existing software solutions to other business segments. In addition, as we deploy new applications and features for our software solutions or introduce new software solutions, our current customers may not purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

    We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets, including fluctuations caused by the COVID-19 pandemic. If our customers choose not to renew their subscription, maintenance and support agreements with us on favorable terms or at all, our business, operating results, cash flows, and financial condition could be harmed.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.

Over the past several years, we have experienced substantial growth in our customers, headcount and operations. Despite the challenges posed by COVID-19, we expect to continue to expand our customer base, headcount and operations over time. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to effectively manage this growth and scale our operations, which is more challenging during the COVID-19 pandemic. To manage this growth, we have and will continue to need to improve our operational, financial, management controls, reporting systems and procedures. We also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we continue to appropriately manage our assets. Failure to effectively manage growth could adversely impact our business performance and operating results.

We depend on third-party data centers, software, data and other unrelated service providers and any disruption from such third-party providers could impair the delivery of our service and negatively affect our business.

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and Amazon Web Services, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers, and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries, including the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia, Singapore and other countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain resulting in a delay, potentially lengthy, of hardware necessary to maintain these third-party systems or to run our business. These providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

The implementation of certain of our software solutions involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors beyond our control. For example, the success of certain of our implementation projects is dependent upon the quality of data used by our software solutions and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in customer requirements, delays, or deviations from our recommended best practices occur during implementation projects. As a result, we may incur significant costs in connection with the implementation of our products. If we are unable to successfully manage the implementation of our software solutions, and as a result those products or implementations do not meet customer needs, expectations or timeline, we may become involved in disputes with our customers, may be unable to sell additional products or secure a renewal of the customer’s subscription, and our business reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

If we fail to manage our cloud operations, we may be subject to liabilities and our reputation and operating results may be adversely affected.

We have experienced substantial growth in the number of customers and data volumes serviced by our cloud infrastructure in recent years. While we have designed our cloud infrastructure to meet the current and anticipated future performance and accessibility needs of our customers, we must manage our cloud operations to handle changes in hardware and software parameters, spikes in customer usage and new versions of our software. We have experienced, and may in the future experience, system disruptions, outages and other cloud infrastructure performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal or external), fraud, spikes in customer usage, denial of service issues and other Security Incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis and for certain of our products we also offer response time commitments. If we are unable to meet the stated service level or response time commitments, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or customers may choose to terminate or not renew contracts. Any extended service outages or other performance problems could also result in damage to our reputation or our customers’ businesses, cause our customers to elect not to renew or to delay or withhold payment to us, loss of future sales, lead to customers making other claims against us that could harm our subscription revenues, result in an increase in our provision for doubtful accounts, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

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

We may be required to spend significant resources to protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. The procurement and enforcement of certain intellectual property rights involves complex legal and factual considerations, and the associated legal standards are not always applied predictably or uniformly, can change, and may not provide adequate remedies. As a result, we may not be able to obtain or adequately enforce our intellectual property rights, and other companies may be better able to develop products that compete with ours. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand, competitive business position, business prospects, operating results, cash flows, and financial condition.

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

We have completed five acquisitions since 2013, including our recent acquisition of EveryMundo, and we plan to continue to acquire other businesses, technologies and products that we intend to complement or enhance our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). Acquisitions are typically accompanied by a number of risks, including:

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

Our headquarters is located in Houston, Texas, and we conduct business in other domestic and international locations. We also rely on our network and third-party infrastructure and enterprise applications for our sales, marketing, development, services, operational support and hosted services. A disruption, infiltration or failure of our infrastructure, systems or third-party hosted services in the event of a major hurricane, earthquake, fire, flood or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the ongoing COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our business continuity and disaster recovery plans do not adequately address, could cause, among other impacts, system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer obligations or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses from business interruptions that exceed the coverage under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security, and losses of critical data, all of which could have an adverse effect on our operating results.

We are a multinational corporation exposed to risks inherent in international operations.

The majority of our revenues are derived from our customers outside the U.S. To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows, and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks, which may be amplified by the COVID-19 pandemic. We have customers in over 60 countries internationally, which we service through our operations in the U.S., Australia, Bulgaria, Canada, France, Germany, Ireland, United Arab Emirates, United Kingdom and Singapore. We expect our international operations to continue to grow. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks with respect to our international operations, including:

•economic conditions in various parts of the world, particularly disruptions from the COVID-19 pandemic;

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

•unexpected changes in regulatory requirements, including changes in laws governing the geolocation or flow of data across international borders;

•less favorable intellectual property laws;

•new and different sources of competition;

•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including privacy, anti-corruption, import/export, antitrust and industry-specific laws and regulations and our ability to identify and respond timely to compliance issues when they occur;

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

We have historically been subject to lengthy sales cycles, and delays or failures to complete sales may harm our business and cause our revenue, operating income, and cash flows to decline in the future.

Our sales cycles may take a month to over a year for large enterprise customers. A large enterprise customer’s decision to use our solutions typically involves a number of internal approvals, and sales to those prospective customers generally require us to provide greater levels of education about the benefits and features of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the prospective customer's internal evaluation and approval process requirements, as well as the prospective customer's budget and/or resource constraints. In addition, as a result of the ongoing COVID-19 pandemic, many local governments as well as enterprises have limited travel and in-person meetings and implemented other restrictions making the sales process more lengthy and difficult, particularly for new customers. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Any significant failure to generate sales after incurring costs related to our sales process could also have a material adverse effect on our business, financial condition, cash flows, and results of operations.

If we fail to develop or acquire new functionality and software solutions, we may not be able to grow our business and it could be harmed.

If we are unable to provide enhancements and new features for our existing software solutions or new solutions that achieve market acceptance or to integrate technology, products and services that we acquire into our platform, our business, revenues and other operating results could be significantly adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. Furthermore, because our software solutions are intended to interoperate with a variety of third-party enterprise software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third-party software necessary to provide effective solutions to our customers, could reduce the demand for our software solutions, result in customer dissatisfaction and limit our financial performance.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets for enterprise software applications for CPQ, pricing optimization and management, airline revenue optimization, airline distribution and retail, and digital offer marketing are competitive, fragmented and rapidly evolving. We expect additional competition from other established and emerging companies as the markets in which we compete continue to develop and expand, as well as through industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. Some of our current and potential competitors may have larger installed bases of users, longer operating histories, broader distribution, greater name recognition, and have significantly greater resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands, and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell our software solutions and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at substantially lower prices than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. In addition, our competitors have and may in the future, offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, offer price concessions, delay payment terms, or provide financing or other terms and conditions that are more enticing to potential customers. If we are unable to maintain our current pricing due to competitive pressures, our margins could be reduced and our operating results could be adversely affected. If we do not compete successfully against current or future competitors, competitive pressures could materially and adversely affect our business, financial condition, cash flows, and operating results.

We focus primarily on CPQ, pricing optimization and management, airline revenue optimization, airline distribution and retail, and digital offer marketing software and if the markets for these software solutions develop more slowly than we expect or if we fail to capitalize on the market opportunity, our business could be harmed.

We derive most of our revenue from providing our software solutions for CPQ, pricing optimization and management, airline revenue optimization, airline distribution and retail, and digital offer marketing, as well as providing implementation services and ongoing customer support. These markets are evolving rapidly, and it is uncertain whether software for these markets will achieve and sustain high levels of demand. Our success depends on the willingness of businesses in our target markets to use the types of solutions we offer and our ability to capture share in these markets. Some businesses may be reluctant or unwilling to implement such software for a number of reasons, including failure to understand the potential returns of improving their processes, lack of knowledge about the potential benefits that such software may provide, or reluctance to change existing internal processes. Some businesses may elect to improve their sales and pricing processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address functional areas other than what our solutions provide. If businesses do not embrace the benefits of vendor software solutions in the areas in which we focus, then these markets may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue, operating results, and cash flows.

Human Capital Risks

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.

We believe that a critical component of our success has been our corporate culture, and we invest substantial time and resources in building and maintaining our culture and developing our personnel; however, as we continue to scale our business both organically and through potential acquisitions, it may be increasingly difficult to maintain our culture. Moreover, our shift to a hybrid work environment requires significant action to preserve culture with many employees primarily working remotely and facing unique personal and professional challenges. While we have implemented many wellness, development and supportive programs for our workforce, the dramatic shift to a hybrid work environment during the COVID-19 pandemic presents unprecedented risks to our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

If we lose key members of our management team or sales, development or operations personnel, or are unable to attract and retain employees. our business could be harmed.

Our future success depends upon the performance and service of our executive officers and other key personnel. From time to time, there may be changes in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees, which could have a serious adverse effect on our business and operating results. For example, our Chief Technology Officer stepped down from his role in late 2021 as part of his planned retirement from the Company, and we recently announced the elimination of the Chief Operating Officer role. If key personnel become ill due to the ongoing COVID-19 pandemic, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.

Our future success depends on our ability to continue to timely identify, attract and retain highly qualified personnel, including data scientists, software developers and implementation personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel is intense, particularly for technical talent in certain markets, and is exacerbated by COVID-19's impact on labor market conditions. We compete for talent with other companies that have greater resources, in large part, based on our culture and overall employee experience. With the wide market acceptance of and increase in remote work, we have experienced increased direct competition for talent, often from larger companies taking advantage of lower cost talent markets. Employee turnover creates a variety of risks including time, costs and resources required to recruit and train new employees to learn our business. The flexibility of our hybrid work approach provides us with access to greater talent pools and contributes to our hiring and retaining competitiveness but also brings costs and risks, including employment, tax, insurance and compliance risks. If we are unable to attract and retain our key employees, we may not be able to achieve our objectives, and our business could be harmed.

Failure to adequately expand and train our direct and indirect sales force may impede our growth.

To date, substantially all of our revenue has been attributable to the efforts of our direct sales force. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force, and our sales team's ability to manage and retain our existing customer base, expand our sales to existing customers and obtain new customers. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. Due to a variety of factors, including performance management, attrition, competition for talent and the impact of COVID-19, we experienced significant turnover in 2021 to our direct sales force. New sales hires require significant training and often take a number of months before becoming fully productive, if at all. If we are unable to develop or retain sufficient numbers of productive direct sales personnel, our growth may be impeded.

In addition to our direct sales force, we have developed, and expect to expand, our indirect sales force via channel partners, such as management consulting firms, systems integrators and other resellers, to market, sell and/or implement our solutions. We anticipate that channel partners will become an increasingly important driver of our sales growth. We expect to invest significant resources to identify, establish, train and retain successful strategic partner relationships. If we are unable to establish and maintain our partner relationships, or otherwise develop and expand our indirect distribution channel, our sales growth rates may be limited.

Regulatory, Compliance and Litigation Risks

Increasing regulatory focus on data privacy, cyber security and data localization issues and expanding laws impact our business and expose us to increased liability.

Personal privacy, data localization and data security continue to be significant issues in the United States, Europe and many other jurisdictions. We provide our cloud software solutions globally, including in countries that have, or may adopt in the future, stringent data privacy, cyber security or data localization laws and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys continue to increasingly scrutinize how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business. International laws such as the EU’s General Data Protection Regulation (“GDPR”), as well as emerging and evolving state laws in the United States, such as the California Consumer Protection Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and the Colorado Privacy Act, could create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Although we have implemented measures designed to comply with applicable requirements, the dynamic nature of these laws and regulations, as well as their interpretation by regulators and courts, may affect our ability to implement our business models effectively. In addition, our ongoing efforts to comply with these laws and regulations entail substantial expenses and may divert resources from other initiatives. Changes in these laws and regulations have in the past increased, and may continue to increase, the cost of providing our products and services, could limit us from offering certain solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, our cloud software solutions store data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to us. Any perceived inability to adequately address privacy, data localization or cyber security compliance or to comply with more complex and numerous laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition and results of operations.

Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and receive personal data. The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks that previously allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland have been invalidated by the Court of Justice of the European Union ("CJEU"). While we have historically relied on Standard Contractual Clauses ("SCCs") for such transfers and the CJEU has upheld SCCs as a valid transfer mechanism, provided those SCCs meet certain requirements, the CJEU rulings make clear that these transfer mechanisms will be subject to additional and ongoing scrutiny. On June 4, 2021, the European Commission published new SCCs for this purpose, and we are adapting our existing contractual arrangements to meet these new requirements. The validity of data transfer mechanisms in both Europe and the U.S. remain subject to legal, regulatory, and political developments in both Europe and the U.S. Recent recommendations from the European Data Protection Board, decisions from supervisory authorities, recent proposals for reform of the data transfer mechanisms for transfers of personal data outside the United Kingdom, and potential invalidation of other data transfer mechanisms, which, together with increased enforcement action from supervisory authorities in relation to cross-border transfers of personal data, could have a significant adverse effect on our ability to process and transfer personal data outside of the European Economic Area and the United Kingdom. If other jurisdictions implement restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could adversely impact our business, financial condition, cash flows, and results of operations in those jurisdictions.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results, cash flows, and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which could seriously harm our business, operating results, cash flows, financial condition and reputation with current and potential customers and investors.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software solutions.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Selling improvement (including CPQ), pricing, airline revenue optimization (including revenue management) and airline eCommerce (including shopping, merchandising and retail, and digital offer marketing) solutions may become increasingly subject to infringement claims as the number of such commercially available solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

We use open source software in our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results, cash flows, and financial condition.

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

Business Model and Capital Structure Risks

We have experienced losses since we transitioned to a cloud strategy in 2015, the COVID-19 pandemic has extended our timeline to profitability, and we may continue to incur losses for longer than we expect.

We expect our expenses to continue to exceed our revenues in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, sales, marketing, security, privacy and cloud operations. In addition, the impact of COVID-19 on our business contributed to our losses over the past two years and extended our timeline of achieving profitability. Our ability to return to profitability depends on our ability to: continue to drive subscription sales, enhance our existing products and develop new products, scale our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, renew our subscription agreements with existing customers, and manage our expenses. If we are not able to execute on these actions, our business may not grow as we anticipate, our operating results could be adversely affected and we may continue to incur net losses in the future. Additionally, our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

We incurred indebtedness by issuing convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of December 31, 2021, the entire $150.0 million of aggregate principal amount of 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of December 31, 2021, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.

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

Customers with on-premises licenses for our legacy software need to migrate to our current cloud solutions to take advantage of our latest features, functionality and security which are only available via the PROS cloud. When considering whether to migrate, these customers may evaluate alternative solutions due to the additional change management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our internal development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue will be affected.

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

•conversion of convertible notes into equity or sales of common stock or other securities by us in the future;

•damages, settlements, legal fees and other costs related to litigation, claims and other contingencies;

•U.S. and global economic conditions; and

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

At December 31, 2021, our directors and executive officers collectively control approximately 10% of our issued and outstanding common shares, and together with certain significant stockholders, including investment funds associated with Brown Capital Management, LLC, Vanguard Group Inc., BlackRock, Inc., Conestoga Capital Advisors, LLC, Fred Alger Management, LLC and RGM Capital, LLC, control approximately 63% of our issued and outstanding common shares. In the event that these stockholders each independently decided to vote for or against matters requiring stockholder approval, they could influence such matters in ways that may not align with your specific interests as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership could affect the market price of our shares if there is a sale by this group of stockholders, and could also have the effect of delaying or preventing a change in control of us even if such change of control could be beneficial to you as a stockholder.

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
Item 1B. Unresolved Staff Comments

    None.

Item 2. Properties
Our headquarters is located in Houston, Texas, where we lease approximately 118,000 square feet of office space. We also lease a number of smaller regional offices. We believe our existing facilities are sufficient for our current needs, particularly as we have pivoted to a hybrid workforce.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 10, 2022 there were 43 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2016, and ending December 31, 2021. The graph is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return
300
250
200
150
100
50
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
PRO
S&P 500
Russell 2000 Index

(1)The graph assumes that $100 was invested on December 31, 2016 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
PRO	$100.00	$122.91	$145.91	$278.44	$235.92	$160.27
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
Russell 2000 Index	$100.00	$113.14	$99.37	$122.94	$145.52	$165.45

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

During 2021, we did not make any purchases of our common stock under this program. As of December 31, 2021, $10.0 million remains available under the stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2021.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

In 2021, we continued to grow our subscription revenue by enabling our customers to leverage our AI-driven solutions to help them compete in the digital economy, and improved our cash metrics while managing the continuing impact of the COVID-19 pandemic. For the year ended December 31, 2021, our subscription revenue grew by 4% as we experienced improved gross revenue retention rates, subscription bookings consistent with 2020 levels and some customer project delays. Other notable items for 2021 included:
•subscription revenue accounted for 71% of total revenue;
•recurring revenue, which consists of subscription and maintenance and support revenue, accounted for 85% of our total revenue;
•annual recurring revenue ("ARR") on a constant currency basis was $229.2 million as of December 31, 2021, up 9% year-over-year;
•we were designated as a Great Place to Work® company for the second year in a row; and
•we acquired EveryMundo, a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement.

Our 2020 new customer subscription bookings impacted 2021 subscription revenue, as there is a lag between subscription bookings and the revenue recognized on those subscription bookings. While our gross revenue retention rates continued to improve throughout 2021 and were over 93% for the year ended December 31, 2021, our new customer bookings were consistent with 2020 levels due to several factors. The ongoing disruption of COVID-19 led to continued unpredictability and inconsistency in our prospective customer purchasing decisions, including in the airline industry where certain technology investments were not prioritized as airlines focused on operational recovery. We also noted continued strong competition and pricing pressure in several of our markets. Recently, we have flattened our go-to-market organization to drive greater speed into our business and more consistent execution.

    ARR is one of our key performance metrics to assess the health and trajectory of our overall business. ARR, a non-GAAP financial measure, is defined, as of a specific date, as contracted recurring revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions, and excluding perpetual and term license agreements recognized as license revenue in accordance with GAAP. ARR should be viewed independently of revenue, deferred revenue and other GAAP measures, and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect any material exchange rate changes. Our constant currency ARR is based on currency rates set at the start of the year and held constant throughout the year, and the same rates are used to measure both 2021 and 2020 ARR. Total ARR on a constant currency basis as of December 31, 2021 was $229.2 million, up from $209.7 million as of December 31, 2020, an increase of 9%. Total ARR on an as reported basis as of December 31, 2021 was $226.7 million, or approximately $2.5 million lower than our constant currency ARR.

Net cash used in operating activities was $18.6 million for the year ended December 31, 2021, as compared to $49.4 million for the year ended December 31, 2020. The improvement was attributable to lower overall operating expenses, improved customer retention rates as well as the timing of customer collections from several customers deferring payments in 2020 as a result of COVID-19. In addition, we had a lower annual incentive payment in 2021 as compared to prior year.

    Free cash flow is another key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for PROS new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used for the year ended December 31, 2021 was $20.2 million, compared to $53.3 million for the year ended December 31, 2020. The change was mainly due to the improvement in net cash used in operating activities in 2021 as compared to 2020. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash provided by (used in) operating activities:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(18,555)	$(49,389)
Purchase of property and equipment (excluding new headquarters)	(1,655)	(2,248)
Capitalized internal-use software development costs	—	(1,686)
Free cash flow	$(20,210)	$(53,323)

Factors Affecting Our Performance

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•COVID-19 Global Impact. The ongoing COVID-19 pandemic continues to have a wide-spread and fluid impact on the global economy and on our business, particularly as the virus continues to evolve and variants such as Omicron spread. While we are encouraged by the increased availability of vaccines and reopening of markets, the full duration and impact of the COVID-19 pandemic remains uncertain. The economic impact of COVID-19 continues to vary significantly by geography and industry, including through disruptions in supply chains, turmoil in labor markets and inflation caused in part by strong consumer demand where local economies reopened. As explained below, COVID-19 has accelerated existing trends with respect to digital commerce, and the economic impact of COVID-19 has also affected our business. The travel industry, a sector served by our solutions, was particularly adversely impacted by unprecedented declines in travel demand early in the pandemic which forced airlines to respond by initially significantly reducing capacity and costs, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. While the timeline for recovery of the overall travel industry remains fluid and dynamic, with significant geographic variation, the airline industry began to show signs of recovering in 2021, although not to pre-COVID levels. With recovery of flight schedules and passenger volumes, some of which has been rapid, airlines have faced operational challenges in managing severe fluctuations, including staffing shortages. As a result, airlines and their IT staffs, which face their own staffing challenges, generally have de-emphasized certain technology projects as they focus on near-term cost reductions and operational stability. In addition, many of our customers are also working remotely, which in some cases has delayed, and may continue to impact, the timing of new business and implementations of our solutions. For a full discussion on the risks and uncertainties to our business associated with COVID-19, please see the "Risk Factors" section above.

•COVID-19 Financial Impact. Given our primarily subscription-based revenue model, the global economic impact of COVID-19 adversely impacted our revenue during 2021 due to the prior year's lower customer subscription bookings, customer contract restructuring and project delays, and a decrease in revenue retention rates. Our prior year customer subscription bookings impacted 2021 subscription revenue growth given the lag between subscription bookings and the revenue recognized on those subscription bookings. While our customer base spans a variety of industries and geographies, our customers, particularly travel and travel-related customers, have been and may continue to be negatively impacted by COVID-19. This has resulted in and may continue to result in delayed purchasing decisions from prospective customers and reduced customer demand. Although we supported certain customers who requested concessions during 2020 by deferring payments, we have since collected a substantial majority of the amounts associated with these concessions. We expect the ongoing global economic impact of COVID-19 will continue to affect our revenue in 2022, as the continuing impact of COVID-19 and rate of economic recovery remains uncertain and varies across industries and geographies.

•Buying and Consumer Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience they enjoy as consumers. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. This trend has accelerated as a result of the COVID-19 pandemic. In response, we believe businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly and with personalized experiences across our customers’ direct sales, online, mobile and partner channels. In the airline industry, there is evidence the COVID-19 pandemic is accelerating a long-term trend away from global distribution services and towards direct booking channels, in part due to a significant reduction in business travel. We anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites.

•Hybrid Workplace. The global workplace environment has substantially changed in the wake of COVID-19. As we focus on the future of work, we adopted a hybrid work environment for our global workforce, with many employees working remotely. As part of this hybrid model, we emphasize flexibility based on a blend of what makes sense for each employee, their team and our business. We also offer company-wide initiatives to assist our employees in managing through the changes associated with hybrid work.

•Continued Investments. We are continuing to be measured in our investments and focused on cost control efforts across our organization, while continuing to create awareness for our solutions, expand our customer base and grow our subscription revenues. While we incurred losses in 2021, we believe our market is large and underpenetrated and intend to continue investing to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies.

•Cloud Migrations. We expect sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue as long-term customers continue to migrate from our legacy licensed solutions to our current cloud solutions.
Description of Key Components of our Operating Results

Revenue

    We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support services. Recurring revenues accounted for 85% of our total revenue in 2021.

    Subscription. Subscription services revenue primarily consists of fees that give customers access to one or more of our cloud applications with related customer support. We primarily recognize subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis.

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

    Significant judgments are required in determining whether services contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If services are not determined to be distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer.
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
Acquisition-related expenses. Acquisition-related expenses consist primarily of advisory, legal, accounting and other professional fees, insurance and integration costs for our acquisitions.
Results of Operations
Comparison of year ended December 31, 2021 with year ended December 31, 2020
Revenue:

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$178,006	71%	$170,473	67%	$7,533	4%
Maintenance and support	35,111	14%	44,692	18%	(9,581)	(21)%
Total subscription, maintenance and support	213,117	85%	215,165	85%	(2,048)	(1)%
Services	38,306	15%	37,259	15%	1,047	3%
Total revenue	$251,423	100%	$252,424	100%	$(1,001)	—%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts and a small contribution from EveryMundo post-acquisition.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and to a lesser extent customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue increased primarily as a result of higher sales of professional services related to our subscription contracts and also due to follow-on services to existing customers.

    Cost of revenue and gross profit.

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$53,418	21%	$51,673	20%	$1,745	3%
Cost of maintenance and support	8,512	3%	9,880	4%	(1,368)	(14)%
Total cost of subscription, maintenance and support	61,930	25%	61,553	24%	377	1%
Cost of services	42,995	17%	43,080	17%	(85)	—%
Total cost of revenue	$104,925	42%	$104,633	41%	$292	—%
Gross profit	$146,498	58%	$147,791	59%	$(1,293)	(1)%

Cost of subscription. Cost of subscription increased primarily due to increased infrastructure costs to support our current subscription customer base and increased employee-related costs. Our subscription gross profit percentage was 70% for the years ended December 31, 2021 and 2020.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions and a decrease in amortization expense related to intangible assets which were fully amortized in 2021. Maintenance and support gross profit percentages for the years ended December 31, 2021 and 2020, were 76% and 78%, respectively.

Cost of services. Cost of services decreased primarily due to the lower utilization of third-party contractors and reduced travel expenses due to the COVID-19 pandemic, partially offset by higher personnel cost to support the increase in our services revenue during the period. Services gross profit percentages for the years ended December 31, 2021 and 2020, were (12)% and (16)%, respectively. The increase in services gross profit percentages was primarily due to the increase in services revenues.

    Operating expenses:

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$86,445	34%	$87,182	35%	$(737)	(1)%
Research and development	82,268	33%	77,165	31%	5,103	7%
General and administrative	49,742	20%	49,524	20%	218	—%
Acquisition-related	2,386	1%	—	—%	2,386	—%
Total operating expenses	$220,841	88%	$213,871	85%	$6,970	3%

Selling and marketing expenses. Selling and marketing expenses decreased primarily due to a decrease of $2.8 million in sales and marketing events and a decrease of $1.3 million in travel expenses due to the COVID-19 pandemic partially offset by an increase of $2.0 million in employee-related costs and a $1.4 million increase in other overhead and allocated expenses.

Research and development expenses. Research and development expenses increased primarily due to a $5.9 million increase in employee-related costs, including an increase of $2.2 million in noncash share-based compensation and an increase of $1.7 million related to less capitalized internal-use software development costs in 2021 than in 2020, partially offset by a decrease of $0.8 million in amortization expense related to intangible assets which were fully amortized in 2021.

General and administrative expenses. General and administrative expenses increased primarily due to an increase of $6.1 million in employee-related costs, including an increase of $3.0 million in noncash share-based compensation, and a $0.8 million increase in other overhead expenses. The increase was partially offset by a net decrease of $6.7 million in bad debt expense year over year, including a bad debt recovery of $1.9 million during the year ended December 31, 2021, due to improved credit conditions with certain customers.

    Acquisition-related expenses. Acquisition-related expenses were $2.4 million for the year ended December 31, 2021, and consisted primarily of advisory, legal, accounting and other professional fees, insurance and integration costs for our acquisition of EveryMundo.

    Other income (expense), net:

	For the Year Ended December 31,
	2021		2020
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(6,304)	(3)%	$(11,125)	(4)%	$4,821	(43)%
Other income (expense), net	$308	—%	$897	—%	$(589)	(66)%

    Convertible debt interest and amortization. Convertible debt interest and amortization expense for the years ended December 31, 2021 and 2020 related to coupon interest and amortization of debt discount and issuance costs attributable to our Notes. Convertible debt interest and amortization decreased primarily as a result of the adoption of ASU 2020-06 on January 1, 2021. Upon adoption, there was no longer a debt discount on our outstanding notes and as a result there was no related amortization cost in 2021.

    Other income (expense), net. The change in other income (expense), net for the year ended December 31, 2021, primarily related to a decrease in interest income partially offset by foreign currency impact during the period.

    Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	Variance $	Variance %
Effective tax rate	(1.1)%	(0.9)%	n/a	—%
Income tax provision	$870	$676	$194	29%

Our tax provision for the year ended December 31, 2021 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2021 and 2020 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2021 and 2020 only included foreign income and withholding taxes, resulting in an effective tax rate of (1.1)% and (0.9)%, respectively. The difference between the effective tax rates and the federal statutory rate of 21% for the years ended December 31, 2021 and 2020 was primarily due to the increase in our valuation allowance of $16.6 million and $24.3 million, respectively.

    As of December 31, 2021 and 2020, we had a valuation allowance on our net deferred tax assets of $146.8 million and $130.7 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss.

Comparison of year ended December 31, 2020 with year ended December 31, 2019

For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021.
Liquidity and Capital Resources

At December 31, 2021, we had $227.6 million of cash and cash equivalents and $128.7 million of working capital as compared to $329.1 million of cash and cash equivalents and $246.4 million of working capital at December 31, 2020.

Our principal sources of liquidity are our cash and cash equivalents. In addition, we could have access to the overall capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt discount and issuance costs) and the timing of periodic invoicing and cash collections from customer revenue. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of our other liabilities.

    We believe our existing cash and cash equivalents will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, potential growth of our subscription services, future acquisitions we might undertake, expansion into complementary businesses, and the impact of COVID-19, including the pace and timing of adoption and implementation of our solutions and customer churn. During the period of uncertainty and volatility related to COVID-19, we will continue to monitor our liquidity.

    The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(18,555)	$(49,389)	$5,245
Net cash used in investing activities	(85,173)	(30,460)	(17,560)
Net cash provided by financing activities	2,471	102,914	22,991
Cash and cash equivalents (beginning of period)	329,134	306,077	295,476
Cash and cash equivalents (end of period)	$227,553	$329,134	$306,077

Operating Activities

Net cash used in operating activities in 2021 was $18.6 million and decreased as compared to $49.4 million in 2020. The $30.8 million improvement over last year was attributable to lower overall operating expenses, improved customer retention rates as well as the timing of customer collections from several customers deferring payments in 2020 as a result of COVID-19. In addition, we had a lower annual incentive payment in 2021 as compared to prior year.

Investing Activities

Net cash used in investing activities for 2021 was $85.2 million and increased as compared to $30.5 million in 2020. The increase was primarily due to the acquisition of EveryMundo in November 2021, partially offset by a decrease in capital expenditures. The higher capital expenditures in 2020 were mainly attributable to the build out of our new headquarters which was committed prior to the pandemic.

Financing Activities

Net cash provided by financing activities for 2021 was $2.5 million and decreased as compared to $102.9 million in 2020. The decrease was primarily due to the issuance of our 2027 Notes in 2020, partially offset by a decrease in payments for tax withholdings on vesting of employee share-based awards in 2021 as a result of a sell-to-cover taxes program established in late 2020 and first implemented in 2021 for employee vested share-based awards.

Stock Repurchases

In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased under the program during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our principal commitments as of December 31, 2021 consist of obligations under our Notes, various service agreements and operating leases. See Note 18 of our Notes to Consolidated Financial Statements for additional information regarding our contractual commitments.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2021:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes, including interest	$317,538	$4,813	$152,600	$6,750	$153,375
Operating leases	64,742	11,483	17,151	8,382	27,726
Purchase and contractual commitments	180,361	25,537	65,286	89,538	—
Total contractual obligations	$562,641	$41,833	$235,037	$104,670	$181,101

Notes

As of December 31, 2021, our outstanding Notes consist of the 2024 and 2027 Notes. Interest on the 2024 Notes is payable semi-annually, in arrears on May 15 and November 15 of each year. Interest on the 2027 Notes is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. At December 31, 2021, our maximum commitment for interest payments under the 2024 and 2027 Notes was $23.8 million for their remaining duration.

Covenants

     We have a $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto. Our Revolver expires in March 2022 and contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our Revolver contains certain financial covenants which become effective in the event our liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2021, we were in compliance with all financial covenants in the Revolver.
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

    Significant judgments are required in determining whether services contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If services are not determined to be distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date subscription services are made available to the customer.

Customer contracts with multiple performance obligations

    A portion of our customer contracts contain multiple performance obligations. Significant judgment is required in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue is recognized when, or as, we satisfy the performance obligation. If obligations are not determined to be distinct, those obligations are accounted for as a single, combined performance obligation. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

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

Noncash Share-Based Compensation
Noncash share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The fair value of the RSUs (time and performance-based) and the equity consideration stock awards, granted as part of the EveryMundo acquisition, is based on the closing price of our stock on the date of grant.

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

As we issue stock options and SARs, we evaluate the assumptions used to value our stock option awards and SARs. If factors change and we employ different assumptions, noncash share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned noncash share-based compensation expense. Future noncash share-based compensation expense and unearned noncash share-based compensation will increase to the extent we grant additional equity awards to employees.

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

MSUs are performance-based awards that cliff vest based on our shareholder return relative to the total shareholder return of the Russell 2000 Index ("Index") over a three-year period. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of our common stock relative to the Index during the Performance Period. We estimate the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by our stock price and a number of assumptions including the expected volatilities of our stock and the Index, the risk-free interest rate and expected dividends. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the Index over the Performance Period.

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

At December 31, 2021, we had $84.6 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.6 years.
Accounting for Income Taxes

    We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2021, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), expense recognition of our lease obligations, Research and Experimentation ("R&E") tax credit carryforwards and net operating losses.

    We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine it is more likely than not our net deferred tax assets will not be realized. During 2021, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2021.

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
Business Combinations, Intangible Assets and Goodwill

    We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, projected revenue, discount rate, obsolescence rate, cost of sales, operating expenses and customer attrition rate. We estimate fair value primarily utilizing the income and market approaches, including the multi-period excess earnings method for certain intangible assets. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statement of Comprehensive Income (Loss).

    Amortization is recorded over the estimated useful lives ranging from two to eight years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset group exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset group to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

    We assess goodwill for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate the fair value of our reporting unit has been reduced below its carrying value. When conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not the fair value of our reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for our reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to compare the fair value of our reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit.
Recent Accounting Pronouncements

    See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of

December 31, 2021, would have resulted in a $1.1 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Singapore and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2021 by approximately $1.9 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

    Our exposure to market risk for changes in interest rates relates to the variable interest rate on borrowings under our Revolver. As of December 31, 2021, we had no borrowings under the Revolver.

    As of December 31, 2021, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents.
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

Changes in Internal Control over Financial Reporting

In November 2021, we acquired EveryMundo. For purposes of determining the effectiveness of our internal controls over financial reporting, management has excluded EveryMundo from its evaluation of these matters. EveryMundo represented approximately 0.6% of our consolidated total assets as of December 31, 2021 and approximately 0.4% of our consolidated revenues for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other Information
    None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 13. Certain Relationships, Related Transactions and Director Independence
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

    Reference is made to the Index to Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

    Reference is made to Schedule II, Valuation and Qualifying Accounts, as indexed on page F-36.

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

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
2

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Identifying distinct performance obligations within customer contracts

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2021, the Company recognized total revenue of $251.4 million from customer contracts. A portion of the Company's customer contracts contain multiple performance obligations. Significant judgment is required in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue for that separate performance obligation is recognized when, or as, the Company satisfies the performance obligation. If obligations are not determined to be distinct, those obligations are accounted for as a single, combined performance obligation. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The principal considerations for our determination that performing procedures relating to revenue recognition - identifying distinct performance obligations within customer contracts is a critical audit matter are (i) the significant judgment by management when determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating whether the distinct performance obligations within a single customer contract were appropriately identified by management.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s identification of distinct performance obligations. These procedures also included, among others (i) examining customer contracts on a test basis to identify whether the performance obligations within a single customer contract were capable of being distinct and were separately identifiable and (ii) evaluating management’s conclusions through tests of underlying information.

 Valuation of the developed technology asset - Acquisition of EveryMundo LLC

As described in Notes 2 and 3 to the consolidated financial statements, on November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), for a cash consideration, net of cash acquired, of approximately $79.5 million, which included a developed technology intangible asset of $15.7 million. Management estimates fair value primarily utilizing the income and market approaches, including the multi-period excess earnings method for certain intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, projected revenue, discount rate, obsolescence rate, cost of sales, operating expenses, and customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology asset acquired from the EveryMundo acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the developed technology asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, discount rate, obsolescence rate, cost of sales, and operating expenses, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
3

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology asset and controls over the development of significant assumptions related to projected revenue, discount rate, obsolescence rate, cost of sales, and operating expenses. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for determining the fair value of the developed technology asset, (iii) evaluating the appropriateness of the multi-period excess earnings method, (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method, and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenue, discount rate, obsolescence rate, cost of sales, and operating expenses. Evaluating management’s assumptions related to projected revenue, cost of sales, and operating expenses involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of EveryMundo, (ii) the consistency with external market and industry data, and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and obsolescence rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 18, 2022
We have served as the Company’s auditor since 2002.

4

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$227,553	$329,134
Trade and other receivables, net of allowance of $1,206 and $4,122, respectively	40,581	49,578
Deferred costs, current	5,772	5,941
Prepaid and other current assets	9,623	9,647
Total current assets	283,529	394,300
Property and equipment, net	30,958	36,504
Operating lease right-of-use assets	25,732	30,689
Deferred costs, noncurrent	9,510	12,544
Intangibles, net	27,618	8,341
Goodwill	108,133	50,044
Other assets, noncurrent	9,003	7,549
Total assets	$494,483	$539,971
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and other liabilities	$4,034	$4,246
Accrued liabilities	12,631	13,065
Accrued payroll and other employee benefits	31,994	25,514
Operating lease liabilities, current	8,457	5,937
Deferred revenue, current	97,713	99,156
Total current liabilities	154,829	147,918
Deferred revenue, noncurrent	8,553	11,372
Convertible debt, net, noncurrent	288,287	218,028
Operating lease liabilities, noncurrent	38,034	44,099
Other liabilities, noncurrent	1,196	1,517
Total liabilities	490,899	422,934
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 49,201,265 and 48,142,267 shares issued, respectively; 44,520,542 and 43,461,544 shares outstanding, respectively	49	48
Additional paid-in capital	546,693	589,040
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(508,652)	(438,773)
Accumulated other comprehensive loss	(4,659)	(3,431)
Total stockholders’ equity	3,584	117,037
Total liabilities and stockholders’ equity	$494,483	$539,971
The accompanying notes are an integral part of these consolidated financial statements.
5

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$178,006	$170,473	$145,327
Maintenance and support	35,111	44,692	58,184
Total subscription, maintenance and support	213,117	215,165	203,511
Services	38,306	37,259	46,823
Total revenue	251,423	252,424	250,334
Cost of revenue:
Subscription	53,418	51,673	42,339
Maintenance and support	8,512	9,880	11,052
Total cost of subscription, maintenance and support	61,930	61,553	53,391
Services	42,995	43,080	45,726
Total cost of revenue	104,925	104,633	99,117
Gross profit	146,498	147,791	151,217
Operating expenses:
Selling and marketing	86,445	87,182	89,553
Research and development	82,268	77,165	68,270
General and administrative	49,742	49,524	46,230
Acquisition-related	2,386	—	502
Loss from operations	(74,343)	(66,080)	(53,338)
Convertible debt interest and amortization	(6,304)	(11,125)	(14,765)
Other income (expense), net	308	897	(354)
Loss before income tax provision	(80,339)	(76,308)	(68,457)
Income tax provision	870	676	624
Net loss	(81,209)	(76,984)	(69,081)
Net loss per share:
Basic and diluted	(1.83)	(1.78)	(1.72)
Weighted average number of shares:
Basic and diluted	44,348	43,301	40,232

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,228)	480	(537)
Other comprehensive (loss) income, net of tax	(1,228)	480	(537)
Comprehensive (loss) income	$(82,437)	$(76,504)	$(69,618)
The accompanying notes are an integral part of these consolidated financial statements.
6

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(81,209)	$(76,984)	$(69,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,060	14,334	13,870
Amortization of debt discount and issuance costs	1,491	8,743	11,115
Share-based compensation	35,075	24,399	24,680
Deferred income tax, net	—	—	(119)
Provision for doubtful accounts	(1,910)	4,783	(754)
Loss on debt extinguishment	—	—	5,660
Changes in operating assets and liabilities:
Accounts and unbilled receivables	12,560	10,450	(22,273)
Deferred costs	3,202	2,749	(3,772)
Prepaid expenses and other assets	1,828	(1,376)	(5,044)
Operating lease right-of-use assets and liabilities	1,534	16,974	(61)
Accounts payable and other liabilities	(515)	(4,817)	2,550
Accrued liabilities	(426)	(9,848)	15,455
Accrued payroll and other employee benefits	4,693	(7,106)	7,937
Deferred revenue	(6,938)	(31,690)	25,082
Net cash (used in) provided by operating activities	(18,555)	(49,389)	5,245
Investing activities:
Purchase of property and equipment	(2,796)	(28,493)	(5,271)
Purchase of equity securities	(2,895)	(281)	(293)
Acquisition of Travelaer, net of cash acquired	—	—	(10,510)
Acquisition of EveryMundo, net of cash acquired	(79,482)	—	—
Capitalized internal-use software development costs	—	(1,686)	(1,436)
Purchase of intangible asset	—	—	(50)
Net cash used in investing activities	(85,173)	(30,460)	(17,560)
Financing activities:
Proceeds from employee stock plans	3,111	2,824	1,995
Tax withholding related to net share settlement of stock awards	(352)	(20,481)	(23,753)
Payments of notes payable	(288)	—	—
Proceeds from issuance of convertible debt, net	—	146,925	140,156
Debt issuance costs related to convertible debt	—	(1,019)	(860)
Purchase of Capped Call	—	(25,335)	(16,445)
Settlement of convertible debt	—	—	(97,678)
Proceeds from termination of Note Hedges	—	—	64,819
Payment for termination of Warrants	—	—	(45,243)
Net cash provided by financing activities	2,471	102,914	22,991
Effect of foreign currency rates on cash	(324)	(8)	(75)
Net change in cash and cash equivalents	(101,581)	23,057	10,601
Cash and cash equivalents:
Beginning of period	329,134	306,077	295,476
7

End of period	$227,553	$329,134	$306,077

Supplemental disclosure of cash flow information:
Cash (paid) refund during period for:
Taxes	$(403)	$(341)	$(308)
Interest	$(4,988)	$(1,680)	$(3,499)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$81	$341	$891
The accompanying notes are an integral part of these consolidated financial statements.
8

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	37,155,906	$42	$364,877	4,417,585	$(13,938)	$(292,708)	$(3,374)	$54,899
Stock awards net settlement	958,264	1	(23,754)	—	—	—	—	(23,753)
Proceeds from employee stock plans	75,304	—	1,995	—	—	—	—	1,995
Settlement of convertible debt	4,703,787	4	140,845	—	—	—	—	140,849
Exercise of Note Hedges	(263,138)	—	15,911	263,138	(15,909)	—	—	2
Termination of Note Hedges	—	—	64,819	—	—	—	—	64,819
Termination of Warrants	—	—	(45,243)	—	—	—	—	(45,243)
Equity component of convertible debt issuance, net	—	—	32,883	—	—	—	—	32,883
Purchase of Capped Call	—	—	(16,445)	—	—	—	—	(16,445)
Noncash share-based compensation	—	—	24,608	—	—	—	—	24,608
Other comprehensive loss	—	—	—	—	—	—	(537)	(537)
Net loss	—	—	—	—	—	(69,081)	—	(69,081)
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	765,801	1	(20,482)	—	—	—	—	(20,481)
Proceeds from employee stock plans	65,457	—	2,824	—	—	—	—	2,824
Equity component of convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of Capped Call	—	—	(25,335)	—	—	—	—	(25,335)
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	24,322	—	—	—	—	24,322
Other comprehensive loss	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(76,984)	—	(76,984)
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	977,915	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	81,083	—	3,111	—	—	—	—	3,111
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	34,993	—	—	—	—	34,993
Other comprehensive loss	—	—	—	—	—	—	(1,228)	(1,228)
Net loss	—	—	—	—	—	(81,209)	—	(81,209)
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
The accompanying notes are an integral part of these consolidated financial statements.
9

PROS Holdings, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions that optimize shopping and selling experiences. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use these selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable buyers to move fluidly across its customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel buyers choose. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
These Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of general and administrative expenses and research and development expenses. These insignificant reclassifications had no effect on the reported results of operations, cash flows, or financial position.

Risks and uncertainties

Coronavirus ("COVID-19") continues to spread throughout the U.S. and the world and compliance with the various containment measures implemented by governmental authorities has impacted the Company's business, as well as the businesses of its customers, suppliers and other counterparties, and this impact could last for an indefinite period of time. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic, and as a result, the Company is unable to predict the full impact COVID-19 will have on its results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures.

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
10

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
    Trade and Other Receivables

    Trade and other receivables are primarily comprised of trade receivables, net of allowance for doubtful accounts, contract assets and unbilled receivables. The Company records trade accounts receivable for its unconditional rights to consideration arising from the Company's performance under contracts with customers. The Company's standard billing terms are payment is due upon receipt of invoice, payable generally within thirty to sixty days. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. When developing its estimate of expected credit losses on trade and other receivables, the Company considers the available information relevant to assessing the collectability of cash flows, which includes a combination of both internal and external information relating to past events, current conditions, and future forecasts as well as relevant qualitative and quantitative factors that relate to the environment in which the Company operates.

    Contract assets represent conditional rights to consideration that have been recognized as revenue in advance of billing the customer. Unbilled receivables represent unconditional rights to consideration arising from contingent revenue that have been recognized as revenue in advance of billing the customer.

    Prepaid Expenses and Other Assets

    Prepaid expenses and other assets consist primarily of prepaid third-party software subscription and license fees, deferred project costs and prepaid taxes.

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
11

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

    The Company’s lease terms will include options to extend the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the Company's unaudited condensed consolidated balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

Deferred Costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Amortization of deferred costs is included in selling and marketing expense in the Consolidated Statements of Comprehensive Income (Loss).

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

    Deferred Revenue

    Deferred revenue primarily consists of customer invoicing in advance of revenues being recognized. The Company generally invoices its customers annually in advance for subscription services and maintenance and support services. Deferred revenue anticipated to be recognized during the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

    Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the year ended December 31, 2021, 2020 and 2019.

12

Business Combinations, Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, projected revenue, discount rate, obsolescence rate, cost of sales, operating expenses and customer attrition rate. The Company estimates fair value primarily utilizing the income and market approaches, including the multi-period excess earnings method for certain intangible assets. Its estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statement of Comprehensive Income (Loss).

    Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of the intangible assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of the intangible assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets group's recovery. If impairment exists, the Company would adjust the carrying value of the assets to fair value, generally determined by a discounted cash flow analysis.

    Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2021, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.

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

    Financial Instruments

    The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2021 and 2020. For additional information on the Company’s fair value measurements, see Note 10 to the Consolidated Financial Statements.

13

    Convertible Senior Notes

Historically, in accounting for the issuance of the Notes, the Company separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that did not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represented debt discounts that were amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components were not remeasured as long as they continued to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components were being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), for the impact of adoption of the new standard, refer to "Recently Adopted Accounting Pronouncements" below.

Under the new standard, the Company records the principal amount of the Notes as a liability. Issuance costs attributable to the Notes are being amortized on a straight-line basis over the respective terms of the Notes and are presented as a direct deduction from convertible debt, net, noncurrent.

    Research and Development

    Research and development costs for software sold to customers are generally expensed as incurred. These costs include salaries and personnel costs, including employee benefits, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other expenses in developing new solutions and upgrading and enhancing existing solutions.

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

    Treasury Stock

    The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 12 to the Consolidated Financial Statements. There were no treasury stock repurchases under the program for the years ended December 31, 2021, 2020 and 2019.

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
14

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

    Significant judgments are required in determining whether services contained in the Company's customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If services are not determined to be distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date subscription services are made available to the customer.

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
15

Noncash Share-Based Compensation
The Company's Amended and Restated 2017 Equity Incentive Plan (the "2017 Stock Plan") provides for noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance and market-based ("RSUs"); (iii) stock options; (iv) stock appreciation rights ("SARs"); (v) phantom stock; and (vi) performance awards, such as market stock units ("MSUs"). To date, the Company has granted RSUs and MSUs from this plan.

The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of SARs and MSUs or upon vesting of RSUs.

The Company utilized a prior plan, 2007 Equity Incentive Plan (the "2007 Stock Plan"), to make certain noncash share-based compensation awards through its expiration in March 2017. Under this plan, the Company granted stock options, SARs, RSUs and MSUs. All awards previously granted under the 2007 Stock Plan have been exercised or otherwise terminated as of December 31, 2021.

In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of EveryMundo.

As part of the EveryMundo acquisition in November 2021, the purchase agreement included equity consideration of 273,120 shares of the Company's common stock to be issued to the recipients contingent on their employment with the Company during a two-year period. Based on the underlying agreements, this portion of the consideration was determined to represent post-combination noncash share-based compensation expense from an accounting perspective as opposed to purchase consideration.
The following table presents the number of awards outstanding for each award type as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Award type	2021	2020
Restricted stock units (time-based)	2,145	1,802
Restricted stock units (performance-based)	140	162
Stock appreciation rights	—	28
Market stock units	126	111
EveryMundo Equity consideration	273	—
Stock options. The Company did not grant stock options during 2021 and 2020. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

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

Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending December 31, 2020 and December 31, 2023 ("Performance Period"), respectively. The MSUs vested on January 10, 2021, and will vest on January 31,
16

2024, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.

Equity consideration. The fair value of the equity consideration stock awards is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.
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
At December 31, 2021, there were an estimated $84.6 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 14 to the Consolidated Financial Statements.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.
The Company accounts for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company recognizes accrued interest and penalties related to income taxes, if any, as a component of income tax expense. For additional information regarding the Company’s income taxes, see Note 15 to the Consolidated Financial Statements.
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

Earnings Per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units, market stock units and equity consideration, and settlement of stock appreciation rights. When the Company incurs a net loss, the effect of the Company's outstanding stock options, stock appreciation rights, restricted stock units, market stock units, equity consideration and convertible notes are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

17

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contract with Customers ("Topic 805"), which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This new standard is effective for the Company's interim and annual periods beginning January 1, 2023, and earlier adoption is permitted. The Company early adopted Topic 805 in the fourth quarter of 2021 and there was no impact on the Company's Consolidated Financial Statements as of the adoption date. The Company applied the standard prospectively to the acquisition of EveryMundo which occurred in November 2021.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company early adopted the new standard effective January 1, 2021 on the modified retrospective basis. The adoption decreased additional paid-in capital by $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity, and increased convertible debt, net by $68.8 million related to the removal of the debt discounts and adjustment of debt issuance cost recorded under the previous standard. The net cumulative effect of the adjustments of $11.3 million was recorded as a decrease to the opening balance of the accumulated deficit as of January 1, 2021. As a result of the adoption the noncash interest expense was lower for the year ended December 31, 2021 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Consolidated Statements of Cash Flows. Consolidated Financial Statements for the years ended December 31, 2020 and 2019 remain as previously reported.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method and there was no material impact on the Company's Consolidated Financial Statements as of the adoption date.

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

Recent Accounting Pronouncements

    With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021, that are of significance or potential significance to the Company.
3. Business Combinations

    EveryMundo

On November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida, for a cash consideration, net of cash acquired, of approximately $79.5 million and an equity consideration of approximately $10.0 million. Since the equity consideration is contingent on employment over a two-year period with the
18

Company, under the accounting guidance it was determined to represent post-combination compensation arrangement and was not included as part of the purchase price allocation. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, providing greater control over direct and indirect channels they participate in to help create superior brand experiences and foster brand loyalty over time.

Since the acquisition date and for the year ended December 31, 2021, the Company has included $1.1 million of revenue and $1.4 million of net loss related to EveryMundo in its Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2021, the Company incurred acquisition-related costs of $2.4 million consisting primarily of advisory, legal, accounting and other professional fees, and integration costs.

The preliminary allocation of the purchase price for EveryMundo is as follows (in thousands):

Current assets	$2,193
Noncurrent assets	736
Intangibles	23,300
Goodwill	58,915
Current liabilities	(4,972)
Noncurrent liabilities	(542)
Purchase consideration	$79,630

    The following are the identifiable intangible assets acquired (in thousands) with respect to the EveryMundo acquisition, and their respective useful lives:

		Weighted Average Useful Life
	Amount	(years)
Developed technology	$15,700	5
Customer relationships	5,500	4
Trade name	2,100	8
Total	$23,300

The goodwill recognized was primarily attributable to the assembled workforce and expanded market opportunities from integrating EveryMundo's technology into the Company's product portfolio. The goodwill is deductible for U.S. federal income tax purposes.

The Company made a preliminary determination that $2.8 million of deferred tax asset was assumed on the acquisition date. The deferred tax asset is comprised of excess tax basis in goodwill. A full valuation allowance of $2.8 million was recorded offsetting the deferred tax asset as of the acquisition date.

Pro Forma Financial Information

    The unaudited financial information in the table below summarizes the combined results of operations of the Company and EveryMundo, on a pro forma basis as though the Company had acquired EveryMundo on January 1, 2020. The pro forma information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

	Year Ended December 31,
(in thousands, except earnings per share)	2021	2020
Total revenue	$261,807	$263,060
Net loss	(99,605)	(84,498)
Earnings per share - basic and diluted	$(2.25)	$(1.95)

19

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
4. Trade and Other Receivables, Net

Accounts receivable at December 31, 2021 and 2020, consists of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$38,398	$50,257
Unbilled receivables and contract assets	3,389	3,443
Total receivables	41,787	53,700
Less: Allowance for doubtful accounts	(1,206)	(4,122)
Trade and other receivables, net	$40,581	$49,578

The bad debt (recovery) expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, totaled approximately $(1.9) million, $4.8 million and $(0.6) million, respectively. However, as a result of the ongoing and uncertain economic conditions caused by COVID-19, the amount of bad debt expense recognized by the Company could vary in the near term depending on the ongoing impact of COVID-19 on the Company’s customers and inherently the related receivables.
5. Deferred Costs

    Deferred costs, which primarily consist of deferred sales commissions, were $15.3 million and $18.5 million as of December 31, 2021 and December 31, 2020, respectively. Amortization expense for the deferred costs was $6.2 million, $5.9 million and $4.8 million for the year ended December 31, 2021, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Deferred Implementation Costs

    Deferred implementation costs, which related to certain customer contract fulfillment costs, were $2.4 million and $2.9 million as of December 31, 2021 and December 31, 2020, respectively. Amortization expense for the deferred implementation costs was $1.2 million, $1.8 million and $1.4 million for the year ended December 31, 2021, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
20

7. Property and Equipment, Net
Property and equipment, net as of December 31, 2021 and 2020 consists of the following:

		December 31,
	Estimated useful life	2021	2020
Furniture and fixtures	5-10 years	$6,312	$6,248
Computers and equipment	3-5 years	17,008	17,333
Software	3-6 years	7,879	7,646
Capitalized internal-use software development costs	3 years	11,908	12,217
Leasehold improvements	Shorter of lease term or useful life	21,867	20,709
Construction in progress		—	147
Property and equipment, gross		64,974	64,300
Less: Accumulated depreciation and amortization		(34,016)	(27,796)
Property and equipment, net		$30,958	$36,504

Depreciation and amortization was approximately $8.0 million, $8.0 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company disposed of approximately $1.5 million, $8.3 million and $7.4 million, respectively, of fully depreciated assets. During the years ended December 31, 2021, 2020 and 2019, the Company recognized no loss on disposal of assets. As of December 31, 2021 and 2020, the Company had approximately $15.2 million and $10.7 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2021 and 2020, the Company capitalized internal-use software development costs of approximately zero and $1.7 million, respectively, related to its subscription solutions. As of December 31, 2021 and 2020, $11.9 million and $12.2 million, respectively, of capitalized internal-use software development costs were subject to amortization and $10.1 million and $7.3 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2021 and 2020.
No impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

8. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 12 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year. The Company includes options in the lease terms when it is reasonably certain the Company will exercise that option.

As of December 31, 2021, the Company did not have any finance leases.

    The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$9,737	$11,632	$10,109
Variable lease cost	3,905	1,717	1,810
Sublease income	(108)	(375)	(332)
Total lease cost	$13,534	$12,974	$11,587
21

Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Cash paid for operating lease liabilities	$8,828	$7,562	$5,883
Right-of-use asset obtained in exchange for operating lease liability (1)	$1,949	$12,599	$34,418
(1) For the year ended December 31, 2019, the balance included $26.9 million for operating leases existing on January 1, 2019 upon adoption of ASU 842.

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	8.2 years	8.6 years
Weighted average discount rate:
Operating leases	7.32%	7.12%

    As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2022	$11,483
2023	11,569
2024	5,582
2025	4,258
2026	4,124
2027 and thereafter	27,726
Total operating lease payments	64,742
Less: Imputed interest	(18,251)
Total operating lease liabilities	$46,491
9. Goodwill and Intangible Assets

    The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, was as follows (in thousands):

Balance as of December 31, 2019	$49,104
Foreign currency translation adjustments	940
Balance as of December 31, 2020	50,044
Goodwill acquired	58,915
Foreign currency translation adjustments	(826)
Balance as of December 31, 2021	$108,133

    The goodwill balance related to PROS France is denominated in Euro and the goodwill balance related to PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.) ("Vayant"), Travelaer and EveryMundo is denominated in the U.S. dollar.

22

    Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2021
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$42,644	$23,268	$19,376
Maintenance relationships	8	3,470	3,452	18
Customer relationships	5	17,948	11,802	6,146
Trade name	8	2,100	22	2,078
Acquired technology	2	1,925	1,925	—
Total		$68,087	$40,469	$27,618
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2021.

		December 31, 2020
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	7	$27,700	$22,077	$5,623
Maintenance relationships	8	3,608	3,259	349
Customer relationships	6	12,513	10,144	2,369
Acquired technology	2	1,925	1,925	—
Total		$45,746	$37,405	$8,341
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, decreased total intangible assets by approximately $0.1 million as of December 31, 2020.

    Intangible asset amortization expense for the years ended December 31, 2021, 2020 and 2019 was $4.0 million, $6.3 million and $6.8 million, respectively. As of December 31, 2021, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2022	$9,763
2023	6,183
2024	4,637
2025	3,736
2026	2,533
2027 and thereafter	766
Total amortization expense	$27,618
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
23

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

At December 31, 2021 and 2020, the Company had approximately $203.3 million and $301.3 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 16 for further detail regarding the Notes.

As of December 31, 2021 and 2020, the Company had $5.5 million and $2.6 million, respectively, of equity securities in privately held companies and a venture fund. The increase in 2021 was primarily due to a $2.0 million new investment in a privately held company. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2021, 2020 and 2019 the Company determined there were no other-than-temporary impairments on its equity investments.
11. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the year ended December 31, 2021 and 2020, the Company recognized approximately $95.2 million and $120.9 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

    Performance Obligations

    As of December 31, 2021, the Company expects to recognize approximately $360.5 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $184.6 million of these performance obligations over the next 12 months, with the balance recognized thereafter. However, as a result of the ongoing and uncertain economic conditions caused by COVID-19, the amount of revenue recognized from the Company's contractual remaining performance obligations could vary and be less than what the Company expects as revenue recognized could be delayed or not occur depending on the ongoing impact of COVID-19.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2021 and 2020. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2021.
24

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(81,209)	$(76,984)	$(69,081)
Denominator:
Weighted average shares (basic)	44,348	43,301	40,232
Dilutive effect of potential common shares	—	—	—
Weighted average shares (diluted)	44,348	43,301	40,232
Basic earnings per share	$(1.83)	$(1.78)	$(1.72)
Diluted earnings per share	$(1.83)	$(1.78)	$(1.72)

    Dilutive potential common shares consist of shares issuable upon the exercise of stock options, settlement of SARs, and the vesting of RSUs, MSUs and equity consideration. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.5 million, 1.4 million and 2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million, 5.8 million and 2.2 million for the year ended December 31, 2021, 2020 and 2019, respectively.
14. Noncash Share-Based Compensation

Employee Noncash Share-based Compensation Plans

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

As of December 31, 2021, the Company had outstanding equity awards to acquire 2,078,375 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 1,952,834 RSUs and 125,541 MSUs. As of December 31, 2021, 3,961,598 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2021, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

2007 Stock Plan. The Company’s 2007 Stock Plan expired in March 2017 for purposes of granting future equity awards. During the year ended December 31, 2021 any remaining outstanding equity awards under this plan vested or were exercised and as of December 31, 2021, the Company had zero outstanding equity awards under the 2007 Stock Plan.

Inducement awards. In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of EveryMundo. As of December 31, 2021, the Company had 332,004 outstanding equity inducement awards (the inducement awards, together with the 2017 Stock Plan and the 2007 Stock Plan, are referred to as the "Stock Plans").

Equity consideration. As part of the EveryMundo acquisition in November 2021, the purchase agreement included equity consideration of 273,120 shares of the Company's common stock to be issued to the recipients contingent on their employment with the Company during a two-year period. Based on the underlying agreements, this portion of the consideration was determined to represent post-combination noncash share-based compensation expense from an accounting perspective as opposed to purchase consideration. The grant date fair value of the equity consideration stock awards is $36.32 and they vest in equal annual installments over a two-year period from the grant date.

25

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income (Loss). The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	For the Year Ended December 31,
	2021	2020	2019
Share-based compensation:
Cost of revenue	$3,679	$2,132	$2,025
Operating expenses:
Selling and marketing	10,407	6,536	5,995
Research and development	8,288	6,061	5,209
General and administrative	12,701	9,670	11,451
Total included in operating expenses	31,396	22,267	22,655
Total share-based compensation expense	$35,075	$24,399	$24,680

At December 31, 2021, there was an estimated $84.6 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees, directors and consultants vest in equal annual installments over a one to four-year period from the grant date.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2021, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2020	1,802	$41.44
Granted	1,308	43.28
Vested	(742)	36.52
Forfeited	(223)	48.11
Unvested at December 31, 2021	2,145	$43.57	2.51

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $43.28, $52.62 and $35.38, respectively. The total fair value as of the respective vesting date of time-based RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $32.9 million, $46.7 million and $29.9 million, respectively.
26

RSUs (performance-based)

During 2019 and 2020, the Company granted performance-based RSUs ("PRSUs") under the 2017 Stock Plan to certain executive employees. These PRSUs vest on January 15, 2022 and January 13, 2023, respectively, and the actual number of PRSUs that will be eligible to vest is based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the PRSUs initially granted. The following table summarizes the Company's unvested PRSUs as of December 31, 2021, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2020	162	$41.89
Granted	—	—
Vested	—	—
Forfeited	(22)	54.23
Unvested at December 31, 2021	140	$42.93	0.51

The weighted average grant-date fair value of the performance-based RSUs granted during the years ended December 31, 2020 and 2019 was $54.23 and $33.05, respectively.

SARs

The Company has granted SARs under the 2007 Stock Plan. These SARs will be settled in stock at the time of exercise and vest four years from the date of grant subject to the recipient’s continued employment with the Company. The number of shares issued upon the exercise of the SARs is calculated as the difference between the share price of the Company’s stock on the date of exercise and the date of grant multiplied by the number of SARs divided by the share price on the exercise date. The following table summarizes the Company's SARs activity for the year ended December 31, 2021 (number of shares and intrinsic value in thousands):

	Stock appreciation rights	Weighted average exercise price	Weighted average remaining contractual term (year)	Aggregate intrinsic value (1)
Outstanding, December 31, 2020	28	$11.42
Granted	—	—
Exercised	(28)	11.42
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2021	—	$—	0	$—
Exercisable at December 31, 2021	—	$—	0	$—
Vested and expected to vest at December 31, 2021	—	$—	0	$—
(1) The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2021 of $34.49 and the exercise price of the underlying SARs.

The Company did not grant SARs in 2021, 2020 and 2019. The total intrinsic value of SARs exercised during the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $1.6 million and $11.7 million, respectively.

MSUs

In 2018 and 2021, the Company granted MSUs to certain executive employees under the Stock Plans. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The 2018 MSUs vested on January 10, 2021 and the 2021 MSUs will vest on
27

January 31, 2024. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2020 or 2019. The following table summarizes the Company's MSUs activity for the year ended December 31, 2021 (number of shares in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2020	111	$38.18
Granted	126	56.05
Vested	(111)	38.18
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2021	126	$56.05	2.09

The total fair value as of the respective vesting date of the MSUs vested during the years ended December 31, 2021, 2020 and 2019 was $10.7 million, $12.7 million and $24.0 million, respectively.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award. Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the year ended December 31, 2021 are as follows:

For the Year Ended December 31,
2021
Volatility	53.29%
Risk-free interest rate	0.22%
Expected award life in years	2.97
Dividend yield	—

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the year ended December 31, 2021, the Company issued 81,083 shares under the ESPP. As of December 31, 2021, 493,711 shares remain authorized and available for issuance under the ESPP. As of December 31, 2021, the Company held approximately $1.4 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
28

15. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and Foreign	870	676	624
	870	676	624
Deferred:
Federal	—	—	—
State	—	—	—
Income tax provision	$870	$676	$624

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the years ended December 31, 2021, 2020 and 2019, respectively, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision at the U.S. federal statutory rate	$(16,870)	$(16,035)	$(14,491)
Increase (decrease) resulting from:
State income taxes, net of federal taxes	—	—	17
Nondeductible expenses	630	482	468
Statutory to GAAP income adjustment	(193)	109	(640)
Noncash share-based compensation	1,194	(3,268)	(570)
Other	624	460	(368)
Incremental benefits for tax credits	(2,494)	(2,391)	(990)
Change in tax rate/income subject to lower tax rates	571	(2,385)	788
Change related to prior tax years	759	(553)	4,006
Change related to US tax reform	—	—	—
Change in valuation allowance	16,649	24,257	12,404
Income tax provision	$870	$676	$624

The Company’s effective tax rate was (1.1)%, (0.9)% and (0.9)% for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company's effective tax rate was impacted primarily by changes in valuation allowance.

29

The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Noncurrent deferred taxes:
Property and equipment	$(694)	$(104)
Noncash share-based compensation	3,235	2,878
Disallowed interest expense	9,290	8,174
Capitalized software	(1,534)	(2,097)
Amortization	1,364	(1,831)
Operating lease right-of-use assets	(6,374)	(5,645)
Operating lease liabilities	10,914	9,833
R&E tax credit carryforwards	14,886	12,620
Deferred revenue	1,879	2,441
Federal Net Operating Losses ("NOLs")	92,960	81,745
State NOLs	3,165	2,697
State Credits	4,157	3,987
Foreign NOLs	11,759	14,090
Foreign tax credit carryforward	2,168	2,168
Other	(223)	(93)
Total noncurrent deferred tax assets	146,952	130,863
Less: Valuation allowance	(146,832)	(130,733)
Total net deferred tax asset	$120	$130

The net deferred tax asset is classified as other assets, noncurrent in the accompanying Consolidated Balance Sheets.

The Company continues to record a valuation allowance against its U.S. Federal, U.S. State, and France net deferred tax balances. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2021, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2021 and 2020.

The U.S. federal net operating losses, R&E tax credit and U.S. foreign tax credit carryforward amount available to be used in future periods, taking into account the Section 382 annual limitation and current year losses, is approximately $442.9 million, $19.0 million and $2.2 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits will begin to expire in 2022. The U.S. net operating losses generated after January 1, 2018 have no expiration. Also included in foreign net operating losses are $44.4 million of French carryforwards which have no expiration.

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

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2021 and 2020. The Company is presently investing in international operations located in Europe, North America, the United Arab Emirates, Australia, Hong Kong and Singapore. The Company is funding the working capital needs
30

of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the year ended December 31, 2021, the Company had no balance in its reserve for unrecognized tax benefits. The balances for net unrecognized tax benefits for the years ended December 31, 2020 and 2019 were immaterial. The Company recorded immaterial amounts for interest and penalties to tax expense as of December 31, 2020 and 2019, respectively. During 2021, the Company determined that the statute of limitations concluded for specific positions and removed these positions from the uncertain tax positions. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The Company closed an income tax audit in Germany for the calendar tax years 2014-2016. No material taxes arose from the audit. The Company files tax returns in the U.S. and various foreign jurisdictions. The Company may be subject to U.S. federal income tax examination for the calendar tax years 2014-2020 and state and foreign income tax examination for various years depending on the statutes of limitation of those jurisdictions.

The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$14	$14	$183
Changes based on tax positions related to prior year	—	—	—
Changes due to settlement	(14)	—	(169)
Ending balance	$—	$14	$14
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.
16. Convertible Senior Notes

The Company issued $143.8 million principal amount of the 2019 Notes in December 2014, $106.3 million principal amount of the 2047 Notes in June 2017, $143.8 million principal amount of the 2024 Notes in May 2019 and $150.0 million principal amount of the 2027 Notes in September 2020. As of December 31, 2021 and 2020, there was no principal amount of either the 2019 Notes or the 2047 Notes outstanding. The interest rate for the 2024 Notes is fixed at 1% per annum and interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The interest rate for the 2027 Notes is fixed at 2.25% per year interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. The effective interest rate related to the amortization of the liability component of the 2024 Notes and the 2027 Notes prior to the adoption of ASU 2020-06 was 6.6% and 8.5%, respectively. The 2024 Notes mature on May 15, 2024 and the 2027 Notes mature on September 15, 2027, unless redeemed or converted in accordance with their terms prior to such date.

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
31

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

In accordance with accounting guidance on embedded conversion features at the time of the Notes issuance, the Company valued and bifurcated the conversion options associated with each of the Notes from the respective host debt instrument, which is referred to as debt discount, and recorded the conversion option of each of the Notes in stockholders’ equity at the time of the issuance of the Notes.

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

As of December 31, 2021, the 2024 and 2027 Notes are not yet convertible, and their remaining life is approximately 28 months and 68 months, respectively.
As of December 31, 2021 and 2020, the fair value of the principal amount of the Notes was $299.4 million and $363.8 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

32

The Notes consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Liability component:
Principal	$293,750	$293,750
Less: debt discount and issuance cost, net of amortization	(5,463)	(75,722)
Net carrying amount	$288,287	$218,028

Equity component (1)	$—	$80,098
(1) Recorded within additional paid-in capital in the Consolidated Balance Sheet. As of December 31, 2020, it included $32.9 million and $47.2 million related to the 2024 Notes and 2027 Notes, respectively, net of $1.1 million and $1.3 million issuance cost in equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Coupon	$4,813	$2,422	$3,691
Amortization of debt issuance costs	1,491	733	1,157
Amortization of debt discount	—	7,970	9,917
Total	$6,304	$11,125	$14,765

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
33

17. Credit Facility

In July 2012, the Company, through its wholly owned subsidiary PROS, Inc., entered into a secured Revolver with a bank lender with a borrowing capacity of up to $50 million, with interest paid at the end of the applicable one month, three month or six month interest period at a rate per annum equal to LIBOR plus an applicable margin of 1.5% to 2.25% or the Federal Funds Rate plus an applicable margin of 1.5% to 2.25%. As of December 31, 2021, the Company had no outstanding borrowings under the Revolver, which expires in March 2022.

Borrowings under the Revolver are collateralized by a first priority interest in and lien on all of the Company's material assets. The Revolver contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolver contains certain financial covenants which become effective in the event the Company's liquidity falls below $50 million or upon the occurrence of an event of default. As of December 31, 2021, the Company was in compliance with all financial covenants in the Revolver.

As of both December 31, 2021 and 2020, $0.1 million of unamortized debt issuance costs related to the Revolver is included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).
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

In November 2021, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated March 2019. The amended agreement has purchase commitments of $175 million remaining as of December 31, 2021, and expires in November 2026.

In July 2021, the Company entered into a noncancelable agreement for data subscription services with a five-year term. The purchase commitment as of December 31, 2021 was $4.6 million and the agreement expires in June 2026.

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

34

Revenue by Geography

The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly, the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.

International revenue for the years ended December 31, 2021, 2020 and 2019, amounted to approximately $162.5 million, $170.1 million and $164.4 million, respectively, representing 65%, 67% and 66%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2021, 2020 and 2019. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2021		2020		2019
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$88,892	35%	$82,299	32%	$85,963	34%
Other	21,349	9%	25,123	10%	29,129	12%
Subtotal	110,241	44%	107,422	42%	115,092	46%
Europe	76,484	30%	74,936	30%	73,914	30%
Asia Pacific	41,234	16%	47,416	19%	43,908	18%
The Middle East	21,962	9%	21,825	9%	16,170	6%
Africa	1,502	1%	825	—%	1,250	—%
Total revenue	$251,423	100%	$252,424	100%	$250,334	100%
20. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2021, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for 10% or more of revenue.
21. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
22. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 6% of employee contributions, and the Company may also make discretionary contributions. As of January 1, 2020, the Company increased the matching contributions to be 50% of the first 8% of employee contributions and the Company may also make discretionary contributions. Matching contributions by the Company in 2021, 2020 and 2019 totaled approximately $3.5 million, $4.3 million and $2.5 million, respectively.

35

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for doubtful accounts
2021	$4,122	$161	$(3,077)	$—	$1,206
2020	$214	$5,870	$(1,962)	$—	$4,122
2019	$978	$—	$(760)	$(4)	$214
Valuation allowance
2021	$130,733	$16,649	$—	$(550)	$146,832
2020	$106,476	$24,375	$—	$(118)	$130,733
2019	$94,231	$12,404	$—	$(159)	$106,476
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.
36

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

2.1	Agreement and Plan of Merger dated as of November 30, 2021		8-K	11/30/2021
3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.5	Global Note, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.6	Description of Registered Securities.		10-K	2/19/2020

10.1+	Amended and Restated 2017 Equity Incentive Plan, as amended.		DEF-14A	4/2/2021

10.2+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.3+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.4+	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.5+	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.6+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.7+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.8+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2022)	X

10.9+	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.10+	Form of Performance Restricted Stock Unit Agreement.		8-K	1/18/2019

10.11+	2013 Employee Stock Purchase Plan, as amended.		DEF-14A	4/2/2021

10.12	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.13+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.14+	Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		8-K	12/4/2018

10.15+	Employment Agreement, dated as of May 13, 2020, by and between PROS Canada Operations, Ltd., PROS Holdings, Inc. and Les Rechan		8-K	5/13/2020

10.16+	Amended and Restated Employment Agreement, dated as of November 7, 2019, by and between PROS, Inc., PROS Holdings, Inc. and Roberto Reiner.		8-K	11/8/2019

10.17+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.18	Credit Agreement, dated July 2, 2012, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	7/9/2012

10.18.1	Tenth Amendment to Credit Agreement, dated April 30, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		8-K	5/2/2019

10.18.2
Waiver, Consent and Eleventh Amendment to Credit Agreement, dated July 15, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.
			10-K	2/12/2021

10.18.3	Twelfth Amendment to Credit Agreement, dated November 1, 2019, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		10-K	2/12/2021

10.18.4	Thirteenth Amendment to Credit Agreement, dated January 11, 2021, by and among PROS, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.		10-K	2/12/2021

10.19	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.20	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.21	Form of Base Capped Call Confirmation.		8-K	9/16/2020

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-39 of this Annual Report on Form 10-K.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

37

Item 16. Form 10-K summary

    Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.
38

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2022
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Scott Cook

/s/ William Russell	Chairman of the Board	February 18, 2022
William Russell

/s/ Carlos Dominguez	Director	February 18, 2022
Carlos Dominguez

/s/ Raja Hammoud	Director	February 18, 2022
Raja Hammoud

/s/ Leland T. Jourdan	Director	February 18, 2022
Leland T. Jourdan

/s/ Catherine Lesjak	Director	February 18, 2022
Catherine Lesjak

/s/ Greg B. Petersen	Director	February 18, 2022
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 18, 2022
Timothy V. Williams

/s/ Mariette M. Woestemeyer	Director	February 18, 2022
Mariette M. Woestemeyer
39