Form 10-Q
period 2022-03-31
PROS Holdings, Inc.
filed 2022-05-03
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 45,179,193 as of April 27, 2022.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$217,393	$227,553
Trade and other receivables, net of allowance of $1,039 and $1,206, respectively	52,803	40,581
Deferred costs, current	5,883	5,772
Prepaid and other current assets	10,719	9,623
Total current assets	286,798	283,529
Property and equipment, net	28,141	30,958
Operating lease right-of-use assets	21,534	25,732
Deferred costs, noncurrent	9,447	9,510
Intangibles, net	24,643	27,618
Goodwill	107,929	108,133
Other assets, noncurrent	8,119	9,003
Total assets	$486,611	$494,483
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$7,957	$4,034
Accrued liabilities	12,389	12,631
Accrued payroll and other employee benefits	18,753	31,994
Operating lease liabilities, current	7,510	8,457
Deferred revenue, current	117,642	97,713
Total current liabilities	164,251	154,829
Deferred revenue, noncurrent	11,160	8,553
Convertible debt, net	288,660	288,287
Operating lease liabilities, noncurrent	34,180	38,034
Other liabilities, noncurrent	1,182	1,196
Total liabilities	499,433	490,899
Commitments and contingencies (see Note 10)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 49,859,907 and 49,201,265 shares issued, respectively; 45,179,184 and 44,520,542 shares outstanding, respectively	50	49
Additional paid-in capital	559,148	546,693
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(537,292)	(508,652)
Accumulated other comprehensive loss	(4,881)	(4,659)
Total stockholders' (deficit) equity	(12,822)	3,584
Total liabilities and stockholders' (deficit) equity	$486,611	$494,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$48,765	$42,648
Maintenance and support	7,855	9,674
Total subscription, maintenance and support	56,620	52,322
Services	9,872	9,056
Total revenue	66,492	61,378
Cost of revenue:
Subscription	13,779	13,801
Maintenance and support	2,167	2,258
Total cost of subscription, maintenance and support	15,946	16,059
Services	11,415	10,433
Total cost of revenue	27,361	26,492
Gross profit	39,131	34,886
Operating expenses:
Selling and marketing	25,287	21,564
Research and development	24,467	20,925
General and administrative	14,329	12,987
Impairment of fixed assets	1,551	—
Loss from operations	(26,503)	(20,590)
Convertible debt interest and amortization	(1,576)	(1,576)
Other (expense) income, net	(418)	286
Loss before income tax provision	(28,497)	(21,880)
Income tax provision	143	149
Net loss	$(28,640)	$(22,029)

Net loss per share:
Basic and diluted	$(0.64)	$(0.50)
Weighted average number of shares:
Basic and diluted	45,085	44,245
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(222)	$(608)
Other comprehensive loss, net of tax	(222)	(608)
Comprehensive loss	$(28,862)	$(22,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(28,640)	$(22,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,647	3,068
Amortization of debt issuance costs	373	373
Share-based compensation	11,225	8,170
Provision for doubtful accounts	(91)	(559)
Impairment of fixed assets	1,551	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(12,130)	(3,610)
Deferred costs	(48)	867
Prepaid expenses and other assets	(262)	(395)
Operating lease right-of-use assets and liabilities	(739)	(173)
Accounts payable and other liabilities	3,903	2,012
Accrued liabilities	(109)	3,918
Accrued payroll and other employee benefits	(13,246)	(7,573)
Deferred revenue	22,552	11,502
Net cash used in operating activities	(11,014)	(4,429)
Investing activities:
Purchases of property and equipment	(461)	(1,300)
Investment in equity securities	—	(501)
Net cash used in investing activities	(461)	(1,801)
Financing activities:
Proceeds from employee stock plans	1,443	1,596
Tax withholding related to net share settlement of stock awards	(212)	(352)
Net cash provided by financing activities	1,231	1,244
Effect of foreign currency rates on cash	84	(219)
Net change in cash and cash equivalents	(10,160)	(5,205)
Cash and cash equivalents:
Beginning of period	227,553	329,134
End of period	$217,393	$323,929

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$45	$328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	609,397	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	49,245	—	1,443	—	—	—	—	1,443
Noncash share-based compensation	—	—	11,225	—	—	—	—	11,225
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Net loss	—	—	—	—	—	(28,640)	—	(28,640)
Balance at March 31, 2022	45,179,184	$50	$559,148	4,680,723	$(29,847)	$(537,292)	$(4,881)	$(12,822)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	749,251	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	41,970	—	1,596	—	—	—	—	1,596
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	8,153	—	—	—	—	8,153
Other comprehensive loss	—	—	—	—	—	—	(608)	(608)
Net loss	—	—	—	—	—	(22,029)	—	(22,029)
Balance at March 31, 2021	44,252,765	$49	$518,338	4,680,723	$(29,847)	$(449,472)	$(4,039)	$35,029
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and stockholders' (deficit) equity for the three months ended March 31, 2022 and 2021.

Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications impacted the classification of general and administrative expenses and research and development expenses. These insignificant reclassifications had no effect on the reported results of operations, cash flows, or financial position.
Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2021 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.
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

Changes in accounting policies

    There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the Company's adoption of certain accounting standards described in more detail under "Recently adopted accounting pronouncements" in this Note 2 below.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $184.3 million and $203.3 million at March 31, 2022 and December 31, 2021, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. Deferred costs were $15.3 million as of March 31, 2022 and December 31, 2021. Amortization expense for the deferred costs was $1.4 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts, that are expected to be recoverable, and that enhance the resources which will be used to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $2.2 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively. Amortization expense for the deferred implementation costs was $0.3 million for the three months ended March 31, 2022 and 2021. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the quarter ended March 31, 2022, the Company recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor. The Company did not record any impairment charges during the three months ended March 31, 2021.

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

    Recently issued accounting pronouncements not yet adopted

    With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended March 31, 2022 and 2021, the Company recognized approximately $44.3 million and $42.3 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and services.

    Performance Obligations

     As of March 31, 2022, the Company expects to recognize approximately $433.1 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $201.1 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three months ended March 31, 2022 and 2021. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended March 31,
	2022		2021
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$23,194	35%	$20,876	34%
Europe	20,823	31%	18,692	30%
The rest of the world	22,475	34%	21,810	36%
Total revenue	$66,492	100%	$61,378	100%

5. Business Combination

EveryMundo

On November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida, for a cash consideration, net of cash acquired, of approximately $79.5 million and an equity consideration of approximately $10.0 million. Since the equity consideration is contingent on employment with the Company for a two-year period, it was determined, based on accounting guidance, that the related amounts should be treated as post-combination compensation and accordingly are not included as part of the purchase price allocation. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, providing greater control over direct and indirect channels they participate in to help create superior brand experiences and foster brand loyalty over time. During the three months ended March 31, 2022, the Company incurred no acquisition-related costs.

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

6. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 11 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of March 31, 2022, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,842	$2,461
Right-of-use asset obtained in exchange for operating lease liability	$—	$97

    In January 2022, an existing operating lease was modified due to a change in future payments. The result was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2022	$7,830
2023	9,602
2024	5,328
2025	4,231
2026	4,120
2027	4,043
Thereafter	23,686
Total operating lease payments	58,840
Less: Imputed interest	(17,150)
Total operating lease liabilities	$41,690

7. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(28,640)	$(22,029)
Denominator:
Weighted average shares (basic)	45,085	44,245
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	45,085	44,245
Basic loss per share	$(0.64)	$(0.50)
Diluted loss per share	$(0.64)	$(0.50)

    Dilutive potential common shares consist of shares issuable upon the settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.2 million and 1.2 million for the three months ended March 31, 2022 and 2021, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three months ended March 31, 2022 and 2021.

8. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. As of March 31, 2022, 2,993,183 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of March 31, 2022 and December 31, 2021, respectively, (in thousands):

Award type	March 31, 2022	December 31, 2021
Restricted stock units (time-based)	2,529	2,145
Restricted stock units (performance-based)	—	140
Market stock units	216	126
EveryMundo Equity consideration	273	273

During the three months ended March 31, 2022, the Company granted 1,147,579 RSUs (time-based) with a weighted average grant-date fair value of $31.34 per share. The Company also granted 116,640 MSUs with a weighted average grant-date fair value of $37.65 to certain executive employees during the three months ended March 31, 2022. These MSUs vest on January 31, 2025 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any stock options, SARs or performance-based RSUs during the three months ended March 31, 2022.

The assumptions used to value the MSUs granted during the three months ended March 31, 2022 were as follows:

March 31, 2022
Volatility	54.50%
Risk-free interest rate	1.20%
Expected award life in years	2.97
Dividend yield	—

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Share-based compensation:
Cost of revenue	$825	$826
Operating expenses:
Selling and marketing	3,240	2,224
Research and development	3,713	1,826
General and administrative	3,447	3,294
Total included in operating expenses	10,400	7,344
Total share-based compensation expense	$11,225	$8,170

    At March 31, 2022, the Company had an estimated $102.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.9 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three months ended March 31, 2022, the Company issued 49,245 shares under the ESPP. As of March 31, 2022, 444,466 shares remain authorized and available for issuance under the ESPP. As of March 31, 2022, the Company held approximately $0.8 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

9. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of March 31, 2022 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$141,882	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$146,778	2.25%

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

As of March 31, 2022, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 65 months and 25 months, respectively.

As of March 31, 2022 and December 31, 2021, the fair value of the principal amount of the Notes in the aggregate was $291.4 million and $299.4 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(5,090)	(5,463)
Net carrying amount	$288,660	$288,287

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Coupon interest	$1,203	$1,203
Amortization of debt issuance costs	373	373
Total	$1,576	$1,576

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

In July 2021, the Company entered into a noncancelable agreement for data subscription services with a five-year term. The purchase commitment as of March 31, 2022 was $4.4 million and the agreement expires in June 2026.

In November 2021, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated March 2019. The amended agreement had purchase commitments of $171.1 million remaining as of March 31, 2022, and expires in November 2026.

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

Q1 2022 Financial Overview

In the first quarter of 2022, we continued to grow our subscription revenue by enabling our customers to leverage our AI-driven solutions to help them compete in the digital economy. For the three months ended March 31, 2022, our subscription revenue increased 14% as compared to the same period in 2021. Total revenue increased 8% for the three months ended March 31, 2022 as compared to the same period in 2021. Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 85% of total revenue for the three months ended March 31, 2022 and 2021.

Our gross revenue retention rates remained consistent at over 93% during the trailing twelve months ended March 31, 2022.

Cash used in operating activities was $11.0 million for the three months ended March 31, 2022, as compared to $4.4 million for the three months ended March 31, 2021. The increase was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2022 was $11.5 million, compared to $4.6 million for the three months ended March 31, 2021. This increase was primarily due to a $6.6 million increase in net cash used in operating activities. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(11,014)	$(4,429)
Purchase of property and equipment (excluding new headquarters)	(461)	(203)
Free Cash Flow	$(11,475)	$(4,632)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•COVID-19 Financial Impact and Recovery. COVID-19 has impacted and is anticipated to continue impacting our subscription revenue growth rates adversely due to lower subscription bookings impacted by the pandemic and the lag between subscription bookings and the revenue recognized on those subscription bookings. While our customer base spans a variety of industries and geographies, our customers have been and may continue to be negatively impacted by COVID-19 and its ancillary affects, including inflation, disruptions in supply chains and challenging labor markets. The travel industry was particularly adversely impacted by unprecedented declines in travel demand early in the pandemic which forced airlines to respond by initially significantly reducing capacity and costs, adjusting corporate liquidity and, in certain cases, filing for bankruptcy protection. While the timeline for recovery of the overall travel industry remains fluid and dynamic, with significant geographic variation primarily driven by leisure travel, the airline industry has begun to recover, although not to pre-COVID levels. With recovery of flight schedules and passenger volumes, some of which has been rapid, airlines have faced operational challenges in managing severe fluctuations, including staffing shortages. As a result, airlines and their IT staffs, which face their own staffing challenges, generally de-emphasized certain technology projects to focus on cost reductions and operational stability during the height of the pandemic, and have recently begun to prioritize strategic investments. We expect the ongoing global economic impact of COVID-19 will continue to affect our revenue in 2022, as the continuing impact of COVID-19 and rate of economic recovery remains uncertain and varies across industries and geographies. For a full discussion on the risks and uncertainties to our business associated with COVID-19, please see the "Risk Factors" section in our Annual Report on Form 10-K.

•Buying and Consumer Preferences Driving Technology Adoption. Corporate buyers are increasingly demanding the same type of digital buying experience they enjoy as consumers. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. This trend has accelerated as a result of the COVID-19 pandemic. In response, we believe businesses are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless and personalized buying experiences across sales channels. We believe we are uniquely positioned to help power these buying experiences with our AI-powered solutions that enable buyers to move fluidly and with personalized experiences across our customers’ direct sales, online, mobile and partner channels and our digital offer marketing solutions to help drive their customers directly into their direct selling channels. In the airline industry, there is evidence the COVID-19 pandemic is accelerating a long-term trend away from global distribution services and towards direct booking channels, in part due to a significant reduction in business travel. We anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites.

•Future of Work. As the pandemic has brought on systemic changes to historic work habits, we have embraced a hybrid work model with an eye on the future of work. As part of this hybrid model, we emphasize flexibility, including in work location and work schedules, based on a blend of what makes sense for each employee, their team, and our business. In addition, we continue to take an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee physical and mental health.

•Continued Investments. We are continuing to invest in our business to create awareness for our solutions, expand our customer base and grow our subscription revenues as well as in our people. While we incurred losses in the first quarter of 2022, we believe our market is large and underpenetrated and intend to continue investing to expand our ability to sell and renew our subscription offerings globally. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value, improve efficiency, and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies. We have also increased our investments in our people to continue to attract, develop, retain and reward our employees in light of highly competitive labor markets.

•Cloud Migrations. We expect sales of our cloud-based solutions will continue to reduce our future maintenance and support revenue as long-term customers continue to migrate from our legacy licensed solutions to our current cloud solutions.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	73%	69%
Maintenance and support	12	16
Total subscription, maintenance and support	85	85
Services	15	15
Total revenue	100	100
Cost of revenue:
Subscription	21	22
Maintenance and support	3	4
Total cost of subscription, maintenance and support	24	26
Services	17	17
Total cost of revenue	41	43
Gross profit	59	57
Operating Expenses:
Selling and marketing	38	35
Research and development	37	34
General and administrative	22	21
Impairment of fixed assets	2	—
Total operating expenses	99	90
Convertible debt interest and amortization	(2)	(3)
Other (expense) income net	(1)	—
Loss before income tax provision	(43)	(36)
Income tax provision	—	—
Net loss	(43)%	(36)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2022	2021	$	%
Subscription	$48,765	$42,648	$6,117	14%
Maintenance and support	7,855	9,674	(1,819)	(19)%
Total subscription, maintenance and support	56,620	52,322	4,298	8%
Services	9,872	9,056	816	9%
Total revenue	$66,492	$61,378	$5,114	8%

Subscription revenue. Subscription revenue increased primarily due to revenue from our acquisition of EveryMundo and an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and to a lesser extent customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue increased primarily as a result of higher sales of professional services related to our subscription contracts and follow-on professional services to existing customers. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and efficiencies in our solutions implementations requiring less professional services during a particular period.

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2022	2021	$	%
Cost of subscription	$13,779	$13,801	$(22)	—%
Cost of maintenance and support	2,167	2,258	(91)	(4)%
Total cost of subscription, maintenance and support	15,946	16,059	(113)	(1)%
Cost of services	11,415	10,433	982	9%
Total cost of revenue	27,361	26,492	869	3%
Gross profit	$39,131	$34,886	$4,245	12%

Cost of subscription. Cost of subscription overall remained relatively unchanged year over year. Cost of subscription increased $2.2 million primarily due to an increase in intangibles amortization and personnel costs associated with the acquisition of EveryMundo. The increase was offset by lower costs driven by infrastructure cost efficiencies. Our subscription gross profit percentages were 72% and 68% for the three months ended March 31, 2022 and 2021, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions. Maintenance and support gross profit percentages were 72% and 77% for the three months ended March 31, 2022 and 2021, respectively.

Cost of services. Cost of services increased for the three months ended March 31, 2022 primarily due to higher personnel costs to support the increase in our services revenue during the period. Services gross profit percentages were (16)% and (15)% for the three months ended March 31, 2022 and 2021, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2022	2021	$	%
Selling and marketing	$25,287	$21,564	$3,723	17%
Research and development	24,467	20,925	3,542	17%
General and administrative	14,329	12,987	1,342	10%
Impairment of fixed assets	1,551	—	1,551	—%
Total operating expenses	$65,634	$55,476	$10,158	18%

Selling and marketing expenses. Selling and marketing expenses increased primarily as a result of a $2.7 million increase in employee-related costs mainly due to $1.4 million in severance cost primarily related to the separation of our Chief Operations Officer in the first quarter of 2022 and also higher headcount related to our EveryMundo acquisition. In addition, there was an increase in intangible amortization related to the EveryMundo acquisition and higher travel related expenses.

Research and development expenses. Research and development expenses increased primarily due to an increase in employee-related costs due to higher headcount associated with the EveryMundo acquisition as well as an increase in noncash share-based compensation.

General and administrative expenses. General and administrative expenses increased primarily due to an increase in employee-related costs and higher costs associated with our acquisition of EveryMundo.

Impairment of fixed assets. During the quarter ended March 31, 2022, we recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2022	2021	$	%
Convertible debt interest and amortization	$(1,576)	$(1,576)	$—	—%
Other (expense) income, net	$(418)	$286	$(704)	(246)%

Convertible debt interest and amortization. Convertible debt expense for the three months ended March 31, 2022 and 2021 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other (expense) income, net. The change in other (expense) income, net for the three months ended March 31, 2022, primarily related to foreign currency impact during the period.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2022	2021	$	%
Effective tax rate	(0.5)%	(0.7)%	n/a	n/a
Income tax provision	$143	$149	$(6)	(4)%

Income tax provision. The tax provision for the three months ended March 31, 2022 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.5)% and (0.7)% for the three months ended March 31, 2022 and 2021, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At March 31, 2022, we had $217.4 million of cash and cash equivalents and $122.5 million of working capital as compared to $227.6 million of cash and cash equivalents and $128.7 million of working capital at December 31, 2021.

Our principal sources of liquidity are our cash and cash equivalents. In addition, we could have access to capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt issuance costs) and the timing of invoicing and cash collections from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of other liabilities.

    We believe our existing cash and cash equivalents will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(11,014)	$(4,429)
Net cash used in investing activities	(461)	(1,801)
Net cash provided by financing activities	1,231	1,244
Cash and cash equivalents (beginning of period)	227,553	329,134
Cash and cash equivalents (end of period)	$217,393	$323,929

Operating Activities

    Net cash used in operating activities for the three months ended March 31, 2022 was $11.0 million. The $6.6 million increase over last year was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0.5 million. The decrease from prior year was primarily related to higher capital expenditures in 2021 mainly attributable to the build out of our new headquarters which was committed prior to the pandemic.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $1.2 million and remained consistent with prior year. It was attributable to proceeds from employee stock plans, partially offset by payment of tax withholdings on vesting of employee share-based awards.

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

Credit facility

Our $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto expired in March 2022. There were no outstanding borrowings under the Revolver prior to its expiration.

Recent Accounting Pronouncements

    See "Recently adopted accounting pronouncements" in Note 2 above for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Critical accounting policies and estimates

    Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment required in our estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for doubtful accounts, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our critical accounting policies related to the estimates and judgments are discussed in our Annual Report under management's discussion and analysis of financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2022 would result in a loss of approximately $0.9 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three months ended March 31, 2022 by approximately $1.0 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    As of March 31, 2022, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on our evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenues are derived from our customers outside the U.S. To date, the majority of our sales have been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows, and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. We have customers in over 60 countries internationally, which we service through our operations in the U.S., Australia, Bulgaria, Canada, France, Germany, Ireland, United Arab Emirates, United Kingdom and Singapore. We expect our international operations to continue to grow. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks with respect to our international operations, including:

•economic conditions in various parts of the world, particularly impacts from the COVID-19 pandemic, disruptions in supply chains, turmoil in labor markets and inflation;

•sustained disruption to international travel from the COVID-19 pandemic and variations or mutations thereof as well as any other outbreaks of contagious diseases;

•differing labor and employment regulations, especially where labor laws are generally more advantageous to employees as compared to the U.S.;

•the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal costs associated with multiple international locations;

•new and different sources of competition;

•compliance with multiple, conflicting, ambiguous or rapidly evolving governmental laws and regulations, including tax, privacy, data protection and sovereignty, cybersecurity, anti-corruption, import/export, antitrust and industry-specific laws and regulations and our ability to identify and respond timely to compliance issues when they occur;

•vetting and monitoring our third-party business partners in new and evolving markets to confirm they maintain standards consistent with our brand and reputation and comply with our Supplier Code of Conduct as applicable;

•less favorable intellectual property laws;

•tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in certain foreign markets;

•availability of sufficient network connectivity required for certain of our products; and

•difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries.

In addition, while there has been no material impact on our business to date, we are subject to risks from the direct and indirect impacts from the Russian invasion of Ukraine and the ensuing sanctions. These risks include general geopolitical unrest, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains and routes, including energy supplies, commodity and other price inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war in countries near or adjacent to Ukraine. For example, in Sofia, Bulgaria, we have marketing, research and development, professional services, customer success, maintenance and support and general and administrative staff, representing approximately 14% of our full-time personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2022, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2022.

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

PROS HOLDINGS, INC.

May 3, 2022	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 3, 2022	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)