Form 10-Q
period 2022-06-30
PROS Holdings, Inc.
filed 2022-07-28
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 45,305,508 as of July 25, 2022.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$215,178	$227,553
Trade and other receivables, net of allowance of $1,044 and $1,206, respectively	34,415	40,581
Deferred costs, current	5,961	5,772
Prepaid and other current assets	11,935	9,623
Total current assets	267,489	283,529
Property and equipment, net	27,341	30,958
Operating lease right-of-use assets	20,195	25,732
Deferred costs, noncurrent	9,189	9,510
Intangibles, net	22,046	27,618
Goodwill	107,334	108,133
Other assets, noncurrent	8,156	9,003
Total assets	$461,750	$494,483
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$5,978	$4,034
Accrued liabilities	12,697	12,631
Accrued payroll and other employee benefits	22,862	31,994
Operating lease liabilities, current	7,393	8,457
Deferred revenue, current	108,207	97,713
Total current liabilities	157,137	154,829
Deferred revenue, noncurrent	7,278	8,553
Convertible debt, net	289,033	288,287
Operating lease liabilities, noncurrent	32,327	38,034
Other liabilities, noncurrent	1,065	1,196
Total liabilities	486,840	490,899
Commitments and contingencies (see Note 10)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 49,928,002 and 49,201,265 shares issued, respectively; 45,247,279 and 44,520,542 shares outstanding, respectively	50	49
Additional paid-in capital	569,914	546,693
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(559,698)	(508,652)
Accumulated other comprehensive loss	(5,509)	(4,659)
Total stockholders' (deficit) equity	(25,090)	3,584
Total liabilities and stockholders' (deficit) equity	$461,750	$494,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$50,386	$44,224	$99,151	$86,872
Maintenance and support	7,249	8,570	15,104	18,244
Total subscription, maintenance and support	57,635	52,794	114,255	105,116
Services	10,727	9,607	20,599	18,663
Total revenue	68,362	62,401	134,854	123,779
Cost of revenue:
Subscription	13,746	13,589	27,525	27,390
Maintenance and support	1,988	2,157	4,155	4,415
Total cost of subscription, maintenance and support	15,734	15,746	31,680	31,805
Services	11,907	10,658	23,322	21,091
Total cost of revenue	27,641	26,404	55,002	52,896
Gross profit	40,721	35,997	79,852	70,883
Operating expenses:
Selling and marketing	24,020	21,190	49,307	42,754
Research and development	23,401	20,454	47,868	41,379
General and administrative	13,837	10,659	28,166	23,646
Impairment of fixed assets	—	—	1,551	—
Loss from operations	(20,537)	(16,306)	(47,040)	(36,896)
Convertible debt interest and amortization	(1,576)	(1,576)	(3,152)	(3,152)
Other (expense) income, net	(2)	4	(420)	290
Loss before income tax provision	(22,115)	(17,878)	(50,612)	(39,758)
Income tax provision	291	168	434	317
Net loss	$(22,406)	$(18,046)	$(51,046)	$(40,075)

Net loss per share:
Basic and diluted	$(0.50)	$(0.41)	$(1.13)	$(0.90)
Weighted average number of shares:
Basic and diluted	45,222	44,321	45,154	44,283
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(628)	$157	$(850)	$(451)
Other comprehensive (loss) income, net of tax	(628)	157	(850)	(451)
Comprehensive loss	$(23,034)	$(17,889)	$(51,896)	$(40,526)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(51,046)	$(40,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,448	6,092
Amortization of debt issuance costs	746	746
Share-based compensation	21,991	16,776
Provision for doubtful accounts	(300)	(1,690)
Impairment of fixed assets	1,551	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	6,441	9,919
Deferred costs	132	1,409
Prepaid expenses and other assets	(1,395)	1,095
Operating lease right-of-use assets and liabilities	(1,117)	26
Accounts payable and other liabilities	1,629	899
Accrued liabilities	(68)	(201)
Accrued payroll and other employee benefits	(9,144)	(2,975)
Deferred revenue	9,187	(1,435)
Net cash used in operating activities	(12,945)	(9,414)
Investing activities:
Purchases of property and equipment	(769)	(2,085)
Investment in equity securities	(169)	(501)
Net cash used in investing activities	(938)	(2,586)
Financing activities:
Proceeds from employee stock plans	1,443	1,596
Tax withholding related to net share settlement of stock awards	(212)	(352)
Net cash provided by financing activities	1,231	1,244
Effect of foreign currency rates on cash	277	(52)
Net change in cash and cash equivalents	(12,375)	(10,808)
Cash and cash equivalents:
Beginning of period	227,553	329,134
End of period	$215,178	$318,326

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$140	$335
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	45,179,184	$50	$559,148	4,680,723	$(29,847)	$(537,292)	$(4,881)	$(12,822)
Stock awards net settlement	68,095	—	—	—	—	—	—	—
Proceeds from employee stock plans	—	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	10,766	—	—	—	—	10,766
Other comprehensive loss	—	—	—	—	—	—	(628)	(628)
Net loss	—	—	—	—	—	(22,406)	—	(22,406)
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2021	44,252,765	$49	$518,338	4,680,723	$(29,847)	$(449,472)	$(4,039)	$35,029
Stock awards net settlement	86,917	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	8,588	—	—	—	—	8,588
Other comprehensive loss	—	—	—	—	—	—	157	157
Net loss	—	—	—	—	—	(18,046)	—	(18,046)
Balance at June 30, 2021	44,339,682	$49	$526,926	4,680,723	$(29,847)	$(467,518)	$(3,882)	$25,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	677,492	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	49,245	—	1,443	—	—	—	—	1,443
Noncash share-based compensation	—	—	21,991	—	—	—	—	21,991
Other comprehensive loss	—	—	—	—	—	—	(850)	(850)
Net loss	—	—	—	—	—	(51,046)	—	(51,046)
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	836,168	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	41,970	—	1,596	—	—	—	—	1,596
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	16,741	—	—	—	—	16,741
Other comprehensive loss	—	—	—	—	—	—	(451)	(451)
Net loss	—	—	—	—	—	(40,075)	—	(40,075)
Balance at June 30, 2021	44,339,682	$49	$526,926	4,680,723	$(29,847)	$(467,518)	$(3,882)	$25,728
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders' (deficit) equity for the three and six months ended June 30, 2022 and 2021.

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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $179.0 million and $203.3 million at June 30, 2022 and December 31, 2021, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $15.2 million and $15.3 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for the deferred costs was $1.4 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts expected to be recoverable to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $2.0 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for the deferred implementation costs was $0.3 million for both the three months ended June 30, 2022 and 2021, and $0.6 million for both the six months ended June 30, 2022 and 2021. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the three and six months ended June 30, 2022, the Company recorded zero and $1.6 million, respectively, of impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor. The Company did not record any impairment charges during the three and six months ended June 30, 2021.

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

    Recently issued accounting pronouncements not yet adopted

    With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended June 30, 2022 and 2021, the Company recognized approximately $48.6 million and $45.3 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized approximately $71.2 million and $70.3 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance Obligations

     As of June 30, 2022, the Company expects to recognize approximately $434.9 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $197.4 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three and six months ended June 30, 2022 and 2021. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$23,908	35%	$21,875	35%	$47,102	35%	$42,751	35%
Europe	20,865	30%	18,562	30%	41,688	31%	37,254	30%
The rest of the world	23,589	35%	21,964	35%	46,064	34%	43,774	35%
Total revenue	$68,362	100%	$62,401	100%	$134,854	100%	$123,779	100%

5. Business Combination

EveryMundo

On November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida, for cash consideration, net of cash acquired, of approximately $79.5 million and an equity consideration of approximately $10.0 million. Since the equity consideration is contingent on certain employee' continued employment with the Company for a two-year period, it was determined, based on accounting guidance, the related amounts should be treated as post-combination compensation and accordingly are not included as part of the purchase price allocation. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, providing greater control over direct and indirect channels they participate in to help create superior brand experiences and foster brand loyalty over time.

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

    As of June 30, 2022, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$2,353	$1,917	$4,195	$4,378
Right-of-use asset obtained in exchange for operating lease liability	$243	$194	$243	$291

    In January 2022, an existing operating lease was modified due to a change in future payments. The result was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2022	$5,168
2023	9,618
2024	5,260
2025	4,211
2026	4,109
2027	4,043
Thereafter	23,685
Total operating lease payments	56,094
Less: Imputed interest	(16,374)
Total operating lease liabilities	$39,720

7. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(22,406)	$(18,046)	$(51,046)	$(40,075)
Denominator:
Weighted average shares (basic)	45,222	44,321	45,154	44,283
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	45,222	44,321	45,154	44,283
Basic loss per share	$(0.50)	$(0.41)	$(1.13)	$(0.90)
Diluted loss per share	$(0.50)	$(0.41)	$(1.13)	$(0.90)

    Dilutive potential common shares consist of shares issuable upon the settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.4 million and 1.2 million, for the three months ended June 30, 2022 and 2021, respectively, and 2.6 million and 1.3 million for the six months ended June 30, 2022 and 2021, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and six months ended June 30, 2022 and 2021.

8. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. As of June 30, 2022, 2,829,815 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of June 30, 2022 and December 31, 2021, respectively, (in thousands):

Award type	June 30, 2022	December 31, 2021
Restricted stock units (time-based)	2,624	2,145
Restricted stock units (performance-based)	—	140
Market stock units	216	126
EveryMundo Equity consideration	273	273

During the three months ended June 30, 2022, the Company granted 205,642 RSUs (time-based) with a weighted average grant-date fair value of $24.05 per share.

During the six months ended June 30, 2022, the Company granted 1,353,221 RSUs (time-based) with a weighted average grant-date fair value of $30.23 per share. The Company also granted 116,640 MSUs with a weighted average grant-date fair value of $37.65 to certain executive employees during the six months ended June 30, 2022. These MSUs vest on January 31, 2025 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company did not grant any stock options, SARs or performance-based RSUs during the three and six months ended June 30, 2022.

The assumptions used to value the MSUs granted during the six months ended June 30, 2022 were as follows:

June 30, 2022
Volatility	54.50%
Risk-free interest rate	1.20%
Expected award life in years	2.97
Dividend yield	—

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation:
Cost of revenue	$1,006	$976	$1,831	$1,802
Operating expenses:
Selling and marketing	3,276	2,510	6,516	4,734
Research and development	2,899	2,117	6,612	3,943
General and administrative	3,585	3,003	7,032	6,297
Total included in operating expenses	9,760	7,630	20,160	14,974
Total share-based compensation expense	$10,766	$8,606	$21,991	$16,776

    At June 30, 2022, the Company had an estimated $94.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and six months ended June 30, 2022, the Company issued zero and 49,245 shares under the ESPP, respectively. As of June 30, 2022, 444,466 shares remain authorized and available for issuance under the ESPP. As of June 30, 2022, the Company held approximately $1.3 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

9. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of June 30, 2022 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$142,106	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$146,927	2.25%

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

As of June 30, 2022, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 62 months and 22 months, respectively.

As of June 30, 2022 and December 31, 2021, the fair value of the principal amount of the Notes in the aggregate was $266.7 million and $299.4 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(4,717)	(5,463)
Net carrying amount	$289,033	$288,287

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	373	373	746	746
Total	$1,576	$1,576	$3,152	$3,152

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

In July 2021, the Company entered into a noncancelable agreement for data subscription services with a five-year term. The purchase commitment as of June 30, 2022 was $4.3 million and the agreement expires in June 2026.

In November 2021, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated March 2019. The amended agreement had purchase commitments of $166.1 million remaining as of June 30, 2022, and expires in November 2026.

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

Q2 2022 Financial Overview

In the second quarter of 2022, we continued to grow our subscription revenue. For the three and six months ended June 30, 2022, our subscription revenue increased 14% as compared to the same periods in 2021. Total revenue increased 10% and 9% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 84% and 85% of total revenue for the three and six months ended June 30, 2022, respectively, and 85% of total revenue for the three and six months ended June 30, 2021.

Our gross revenue retention rates remained consistent above 93% during the trailing twelve months ended June 30, 2022.

Cash used in operating activities was $12.9 million for the six months ended June 30, 2022, as compared to $9.4 million for the six months ended June 30, 2021. The increase was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by strong collections during the period.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended June 30, 2022 was $2.2 million, compared to $5.7 million for the three months ended June 30, 2021. This decrease was primarily due to strong collections during the period. Free cash flow used during the six months ended June 30, 2022 was $13.7 million, compared to $10.4 million for the six months ended June 30, 2021. This increase was primarily due to a higher annual incentive payment in 2022 as compared to prior year, partially offset by strong collections during the period. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(1,931)	$(4,985)	$(12,945)	$(9,414)
Purchase of property and equipment (excluding new headquarters)	(308)	(741)	(769)	(944)
Free Cash Flow	$(2,239)	$(5,726)	$(13,714)	$(10,358)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic Environment. We believe that the combination of supply chain disruptions from the pandemic, tight labor markets, pricing volatility, inflation, the Russia-Ukraine conflict, rising interest rates, and other macroeconomic conditions will put pressure on corporate growth initiatives and increase near term focus on profitability. Despite this challenging macro environment, we remain confident in our ability to continue to help optimize shopping and selling experiences for our customers across a wide variety of industries. For example, pricing volatility and inflation are catalysts for demand for our price management and optimization solutions, while concurrently uncertain macroeconomic and industry conditions in countries and regions in which we operate create a challenging selling environment for large enterprise technology deployment. COVID-19 impacted and is anticipated to continue impacting our subscription revenue growth rates adversely due to lower subscription bookings during the pandemic and the lag between subscription bookings and the revenue recognized on those subscription bookings. Although the pandemic reduced our revenue growth rates compared to pre-pandemic growth rates and is affecting our 2022 revenue, we continue to grow our subscription revenue and expect total revenue growth in 2022. However, the continuing impact of COVID-19 and rate of economic recovery remains uncertain and varies across industries and geographies. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations, cash flows and overall financial position, particularly in the long term, remain uncertain. For a full discussion on the risks and uncertainties to our business, please see the "Risk Factors" section in our Annual Report on Form 10-K.

•Travel Industry Recovery. Early in the pandemic, the travel industry was materially adversely impacted by unprecedented declines in travel demand, forcing airlines to focus on their core operations, significantly reduce costs, de-prioritize new technology investments, and in certain cases, file for bankruptcy protection. Certain airlines responded by increasing their air cargo operations as a result of increased global e-commerce during the pandemic which helped offset losses from traveler demand. In turn, we have seen an increase in airline interest in our price optimization and CPQ solutions. As travel restrictions have lifted, airlines have experienced strong pent-up demand from leisure travelers, which in turn has led airlines to begin to reprioritize technology investments as their businesses recover, while still addressing ongoing operational challenges, such as staffing shortages. This pent-up demand may decline if inflation impacts consumer disposable income. While there remains significant geographic variation based on ongoing travel restrictions in certain regions, we expect airlines to increasingly prioritize technology investments as travel returns to pre-COVID levels. The pandemic also accelerated a long-term trend towards direct booking channels, in part due to a significant reduction in business travel, and we anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites.

•Digital Purchasing Driving Technology Adoption. The pandemic accelerated long-term trends toward digital purchasing by both consumers and corporate buyers. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. Across industries and geographies, companies are increasingly modernizing their sales process to compete in digital commerce by adopting technologies which provide fast, frictionless and personalized buying experiences across sales channels. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ direct sales, partner, online, mobile and emerging channels and our digital offer marketing solutions to help drive their customers directly into their direct selling channels.

•Investing in Growth and Scaling our Business. We believe that our market opportunity is large and underpenetrated, and intend to continue investing in our business while focusing on cash flow and profitability, to create awareness for our solutions, acquire new customers, and expand within our existing customer base globally. We plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value, improve efficiency, and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies. We have also increased our investments in our people to continue to attract, develop, retain and reward our employees in light of highly competitive labor markets.

•Cloud Migrations. As we migrate more and more of our historical on premises customers from our legacy licensed solutions to our current cloud solutions, we expect our future maintenance and support revenue to continue to decline and subscription revenue to correspondingly increase. We are encouraging these migrations and have announced to our customers end of support dates for certain of our on premises solutions.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	74%	71%	74%	70%
Maintenance and support	11	14	11	15
Total subscription, maintenance and support	84	85	85	85
Services	16	15	15	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	22	20	22
Maintenance and support	3	3	3	4
Total cost of subscription, maintenance and support	23	25	23	26
Services	17	17	17	17
Total cost of revenue	40	42	41	43
Gross profit	60	58	59	57
Operating Expenses:
Selling and marketing	35	34	37	35
Research and development	34	33	35	33
General and administrative	20	17	21	19
Impairment of fixed assets	—	—	1	—
Total operating expenses	90	84	94	87
Convertible debt interest and amortization	(2)	(3)	(2)	(3)
Other (expense) income net	—	—	—	—
Loss before income tax provision	(32)	(29)	(38)	(32)
Income tax provision	—	—	—	—
Net loss	(33)%	(29)%	(38)%	(32)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Subscription	$50,386	$44,224	$6,162	14%	$99,151	$86,872	$12,279	14%
Maintenance and support	7,249	8,570	(1,321)	(15)%	15,104	18,244	(3,140)	(17)%
Total subscription, maintenance and support	57,635	52,794	4,841	9%	114,255	105,116	9,139	9%
Services	10,727	9,607	1,120	12%	20,599	18,663	1,936	10%
Total revenue	$68,362	$62,401	$5,961	10%	$134,854	$123,779	$11,075	9%

Subscription revenue. Subscription revenue increased primarily due to revenue from our acquisition of EveryMundo and an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and, to a lesser extent, customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

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

Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of subscription	$13,746	$13,589	$157	1%	$27,525	$27,390	$135	—%
Cost of maintenance and support	1,988	2,157	(169)	(8)%	4,155	4,415	(260)	(6)%
Total cost of subscription, maintenance and support	15,734	15,746	(12)	—%	31,680	31,805	(125)	—%
Cost of services	11,907	10,658	1,249	12%	23,322	21,091	2,231	11%
Total cost of revenue	27,641	26,404	1,237	5%	55,002	52,896	2,106	4%
Gross profit	$40,721	$35,997	$4,724	13%	$79,852	$70,883	$8,969	13%

Cost of subscription. Cost of subscription overall remained relatively unchanged year over year. Cost of subscription increased primarily due to an increase in intangibles amortization and personnel costs associated with the acquisition of EveryMundo. The increase was offset by lower costs driven by infrastructure cost efficiencies and lower amortization expense for capitalized internal-use software. Our subscription gross profit percentages were 73% and 69% for the three months ended June 30, 2022 and 2021, respectively, and 72% and 68% for the six months ended June 30, 2022 and 2021, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions. Maintenance and support gross profit percentages were 73% and 75% for the three months ended June 30, 2022 and 2021, respectively, and 72% and 76% for the six months ended June 30, 2022 and 2021, respectively.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the periods. Services gross profit percentages were (11)% for the three months ended June 30, 2022 and 2021, and (13)% for the six months ended June 30, 2022 and 2021. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Selling and marketing	$24,020	$21,190	$2,830	13%	$49,307	$42,754	$6,553	15%
Research and development	23,401	20,454	2,947	14%	47,868	41,379	6,489	16%
General and administrative	13,837	10,659	3,178	30%	28,166	23,646	4,520	19%
Impairment of fixed assets	—	—	—	—%	1,551	—	1,551	—%
Total operating expenses	$61,258	$52,303	$8,955	17%	$126,892	$107,779	$19,113	18%

Selling and marketing expenses. During the three months ended June 30, 2022, selling and marketing expenses increased primarily due to higher employee-related costs and intangibles amortization related to the EveryMundo acquisition as well as an increase in travel expenses. During the six months ended June 30, 2022, selling and marketing expenses increased primarily as a result of an increase in employee-related costs primarily due to higher headcount related to our EveryMundo acquisition and higher severance cost primarily related to the separation of our Chief Operations Officer in the first quarter of 2022. In addition, there was an increase in intangibles amortization related to the EveryMundo acquisition and higher travel related expenses.

Research and development expenses. Research and development expenses increased primarily due to an increase in employee-related costs due to higher headcount associated with the EveryMundo acquisition as well as an increase in noncash share-based compensation.

General and administrative expenses. General and administrative expenses increased primarily due to an increase in employee-related costs and a change in bad debt expense as we had a expense recovery during 2021 as a result of improved credit conditions with certain customers. The bad debt expense recovery was $1.1 million and $1.7 million for the three and six months ended June 30, 2021, respectively. In addition, our acquisition of EveryMundo also contributed to overall higher general and administrative expenses as compared to the prior year.

Impairment of fixed assets. During the six months ended June 30, 2022, we recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Convertible debt interest and amortization	$(1,576)	$(1,576)	$—	—%	$(3,152)	$(3,152)	$—	—%
Other (expense) income, net	$(2)	$4	$(6)	(150)%	$(420)	$290	$(710)	(245)%

Convertible debt interest and amortization. Convertible debt expense for the three and six months ended June 30, 2022 and 2021 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other (expense) income, net. The change in other (expense) income, net for the three and six months ended June 30, 2022, primarily related to foreign currency impact during the periods.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Effective tax rate	(1.3)%	(0.9)%	n/a	n/a	(0.9)%	(0.8)%	n/a	n/a
Income tax provision	$291	$168	$123	73%	$434	$317	$117	37%

Income tax provision. The tax provision for the three and six months ended June 30, 2022 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.3)% and (0.9)% for the three and six months ended June 30, 2022, respectively, and (0.9)% and (0.8)% for the three and six months ended June 30, 2021, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At June 30, 2022, we had $215.2 million of cash and cash equivalents and $110.4 million of working capital as compared to $227.6 million of cash and cash equivalents and $128.7 million of working capital at December 31, 2021.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(12,945)	$(9,414)
Net cash used in investing activities	(938)	(2,586)
Net cash provided by financing activities	1,231	1,244
Cash and cash equivalents (beginning of period)	227,553	329,134
Cash and cash equivalents (end of period) (1)	$215,178	$318,326
    (1) The decrease in cash and cash equivalents year over year was primarily due to the acquisition of EveryMundo in November 2021. Refer to note 5 for further detail.

Operating Activities

    Net cash used in operating activities for the six months ended June 30, 2022 was $12.9 million. The $3.5 million increase over last year was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by strong collections during the period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.9 million. The decrease from prior year was primarily related to higher capital expenditures in 2021 mainly attributable to the build out of our new headquarters which was committed prior to the pandemic.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $1.2 million and remained consistent with prior year. It was attributable to proceeds from employee stock plans, partially offset by payment of tax withholdings on vesting of employee share-based awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2022 would result in a loss of approximately $0.6 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and six months ended June 30, 2022 by approximately $0.9 million and $1.9 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    As of June 30, 2022, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on our evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenues is derived from our customers outside the U.S. To date, the majority of our sales has been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations is denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows, and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K.

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

In addition, while there has been no material impact on our business to date, we are subject to risks from the direct and indirect impacts from the Russian invasion of Ukraine and the ensuing sanctions. These risks include general geopolitical unrest, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains and routes, including energy supplies, commodity and other price inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war in countries near or adjacent to Ukraine. For example, in Sofia, Bulgaria, we have marketing, research and development, professional services, customer success, maintenance and support and general and administrative staff, representing approximately 14% of our personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2022, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2022.

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

PROS HOLDINGS, INC.

July 28, 2022	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 28, 2022	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)