Form 10-Q
period 2022-09-30
PROS Holdings, Inc.
filed 2022-11-01
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 45,322,105 as of October 26, 2022.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$206,824	$227,553
Trade and other receivables, net of allowance of $529 and $1,206, respectively	45,918	40,581
Deferred costs, current	5,946	5,772
Prepaid and other current assets	11,706	9,623
Total current assets	270,394	283,529
Property and equipment, net	26,128	30,958
Operating lease right-of-use assets	18,096	25,732
Deferred costs, noncurrent	8,606	9,510
Intangibles, net	19,825	27,618
Goodwill	106,751	108,133
Other assets, noncurrent	11,092	9,003
Total assets	$460,892	$494,483
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$6,926	$4,034
Accrued liabilities	13,389	12,631
Accrued payroll and other employee benefits	24,630	31,994
Operating lease liabilities, current	7,135	8,457
Deferred revenue, current	109,262	97,713
Total current liabilities	161,342	154,829
Deferred revenue, noncurrent	6,929	8,553
Convertible debt, net	289,406	288,287
Operating lease liabilities, noncurrent	29,898	38,034
Other liabilities, noncurrent	999	1,196
Total liabilities	488,574	490,899
Commitments and contingencies (see Note 10)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 50,002,828 and 49,201,265 shares issued, respectively; 45,322,105 and 44,520,542 shares outstanding, respectively	50	49
Additional paid-in capital	581,819	546,693
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(573,551)	(508,652)
Accumulated other comprehensive loss	(6,153)	(4,659)
Total stockholders' (deficit) equity	(27,682)	3,584
Total liabilities and stockholders' (deficit) equity	$460,892	$494,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$51,763	$44,119	$150,914	$130,991
Maintenance and support	7,071	8,477	22,175	26,721
Total subscription, maintenance and support	58,834	52,596	173,089	157,712
Services	11,514	10,075	32,113	28,738
Total revenue	70,348	62,671	205,202	186,450
Cost of revenue:
Subscription	13,829	13,122	41,354	40,512
Maintenance and support	1,952	2,044	6,107	6,459
Total cost of subscription, maintenance and support	15,781	15,166	47,461	46,971
Services	11,829	10,886	35,151	31,977
Total cost of revenue	27,610	26,052	82,612	78,948
Gross profit	42,738	36,619	122,590	107,502
Operating expenses:
Selling and marketing	22,221	21,025	71,528	63,779
Research and development	23,303	19,467	71,171	60,846
General and administrative	13,395	11,935	41,561	35,581
Impairment of fixed assets	—	—	1,551	—
Loss from operations	(16,181)	(15,808)	(63,221)	(52,704)
Convertible debt interest and amortization	(1,576)	(1,576)	(4,728)	(4,728)
Other income (expense), net	4,158	(71)	3,738	219
Loss before income tax provision	(13,599)	(17,455)	(64,211)	(57,213)
Income tax provision	254	70	688	387
Net loss	$(13,853)	$(17,525)	$(64,899)	$(57,600)

Net loss per share:
Basic and diluted	$(0.31)	$(0.39)	$(1.44)	$(1.30)
Weighted average number of shares:
Basic and diluted	45,314	44,386	45,207	44,318
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(644)	$(401)	$(1,494)	$(852)
Other comprehensive loss, net of tax	(644)	(401)	(1,494)	(852)
Comprehensive loss	$(14,497)	$(17,926)	$(66,393)	$(58,452)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(64,899)	$(57,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,843	8,828
Amortization of debt issuance costs	1,119	1,119
Share-based compensation	32,617	25,410
Provision for doubtful accounts	(371)	(2,078)
Impairment of fixed assets	1,551	—
Gain on equity investment	(3,308)	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,900)	8,521
Deferred costs	730	2,296
Prepaid expenses and other assets	(571)	397
Operating lease right-of-use assets and liabilities	(1,925)	35
Accounts payable and other liabilities	2,911	593
Accrued liabilities	817	(539)
Accrued payroll and other employee benefits	(7,388)	215
Deferred revenue	9,838	(4,782)
Net cash used in operating activities	(21,936)	(17,585)
Investing activities:
Purchases of property and equipment	(845)	(2,432)
Investment in equity securities	(169)	(2,670)
Net cash used in investing activities	(1,014)	(5,102)
Financing activities:
Proceeds from employee stock plans	2,722	3,111
Tax withholding related to net share settlement of stock awards	(212)	(352)
Payments of notes payable	—	(288)
Net cash provided by financing activities	2,510	2,471
Effect of foreign currency rates on cash	(289)	(276)
Net change in cash and cash equivalents	(20,729)	(20,492)
Cash and cash equivalents:
Beginning of period	227,553	329,134
End of period	$206,824	$308,642

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$14	$63
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)
Stock awards net settlement	17,485	—	—	—	—	—	—	—
Proceeds from employee stock plans	57,341	—	1,279	—	—	—	—	1,279
Noncash share-based compensation	—	—	10,626	—	—	—	—	10,626
Other comprehensive loss	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	(13,853)	—	(13,853)
Balance at September 30, 2022	45,322,105	$50	$581,819	4,680,723	$(29,847)	$(573,551)	$(6,153)	$(27,682)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	44,339,682	$49	$526,926	4,680,723	$(29,847)	$(467,518)	$(3,882)	$25,728
Stock awards net settlement	13,334	—	—	—	—	—	—	—
Proceeds from employee stock plans	39,113	—	1,515	—	—	—	—	1,515
Noncash share-based compensation	—	—	8,617	—	—	—	—	8,617
Other comprehensive loss	—	—	—	—	—	—	(401)	(401)
Net loss	—	—	—	—	—	(17,525)	—	(17,525)
Balance at September 30, 2021	44,392,129	$49	$537,058	4,680,723	$(29,847)	$(485,043)	$(4,283)	$17,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	694,977	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	106,586	—	2,722	—	—	—	—	2,722
Noncash share-based compensation	—	—	32,617	—	—	—	—	32,617
Other comprehensive loss	—	—	—	—	—	—	(1,494)	(1,494)
Net loss	—	—	—	—	—	(64,899)	—	(64,899)
Balance at September 30, 2022	45,322,105	$50	$581,819	4,680,723	$(29,847)	$(573,551)	$(6,153)	$(27,682)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	849,502	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	81,083	—	3,111	—	—	—	—	3,111
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	25,358	—	—	—	—	25,358
Other comprehensive loss	—	—	—	—	—	—	(852)	(852)
Net loss	—	—	—	—	—	(57,600)	—	(57,600)
Balance at September 30, 2021	44,392,129	$49	$537,058	4,680,723	$(29,847)	$(485,043)	$(4,283)	$17,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions that optimize shopping and selling experiences. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use these selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable their customers to provide the buyers of their products the ability to move fluidly from one sales channel to another, whether direct, partner, online, mobile or other emerging channels, each with a personalized experience regardless of which channel is used. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders' (deficit) equity for the three and nine months ended September 30, 2022 and 2021.

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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $172.8 million and $203.3 million at September 30, 2022 and December 31, 2021, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

Investments in equity securities of privately held companies or venture funds without readily determinable fair value, where the Company does not exercise significant influence over the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. During the quarter ended September 30, 2022, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recorded a non-cash gain of $3.3 million in other income (expense), net in the unaudited condensed consolidated statements of comprehensive loss. As of September 30, 2022 and December 31, 2021, the carrying value of the equity securities without readily determinable fair value was $9.0 million and $5.5 million, respectively. Equity investments are included in other assets, noncurrent in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the Company determined there were no other-than-temporary impairments on its equity investments.

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

Deferred costs

    Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.6 million and $15.3 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for the deferred costs was $1.5 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts expected to be recoverable to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $1.8 million and $2.4 million as of September 30, 2022 and December 31,

2021, respectively. Amortization expense for the deferred implementation costs was $0.3 million for both the three months ended September 30, 2022 and 2021, and $0.9 million for both the nine months ended September 30, 2022 and 2021. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the three and nine months ended September 30, 2022, the Company recorded zero and $1.6 million, respectively, of impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor. The Company did not record any impairment charges during the three and nine months ended September 30, 2021.

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

    Recently issued accounting pronouncements not yet adopted

    With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the three months ended September 30, 2022 and 2021, the Company recognized approximately $46.0 million and $43.3 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized approximately $86.4 million and $86.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance Obligations

     As of September 30, 2022, the Company expects to recognize approximately $442.3 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $199.3 million of these performance obligations over the next 12 months, with the balance recognized thereafter.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2022 and 2021. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$24,952	35%	$23,275	37%	$72,054	35%	$66,026	35%
Europe	20,816	30%	18,571	30%	62,504	31%	55,825	30%
The rest of the world	24,580	35%	20,825	33%	70,644	34%	64,599	35%
Total revenue	$70,348	100%	$62,671	100%	$205,202	100%	$186,450	100%

5. Business Combination

EveryMundo

On November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida, for cash consideration, net of cash acquired, of approximately $79.5 million and an equity consideration of approximately $10.0 million. Since the equity consideration is contingent on certain employees' continued employment with the Company for a two-year period, it was determined, based on accounting guidance, the related amounts should be treated as post-combination compensation and accordingly are not included as part of the purchase price allocation. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, providing greater control over direct and indirect channels they participate in to help create superior brand experiences and foster brand loyalty over time.

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

    As of September 30, 2022, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$2,175	$2,065	$6,370	$6,443
Right-of-use asset obtained in exchange for operating lease liability	$—	$—	$243	$291

    In January 2022, an existing operating lease was modified due to a change in future payments. The result was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2022	$2,595
2023	9,469
2024	5,119
2025	4,115
2026	4,020
2027	3,965
Thereafter	23,251
Total operating lease payments	52,534
Less: Imputed interest	(15,501)
Total operating lease liabilities	$37,033

7. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(13,853)	$(17,525)	$(64,899)	$(57,600)
Denominator:
Weighted average shares (basic)	45,314	44,386	45,207	44,318
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	45,314	44,386	45,207	44,318
Basic loss per share	$(0.31)	$(0.39)	$(1.44)	$(1.30)
Diluted loss per share	$(0.31)	$(0.39)	$(1.44)	$(1.30)

    Dilutive potential common shares consist of shares issuable upon the settlement of stock appreciation rights ("SARs"), and the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.3 million and 1.1 million, for the three months ended September 30, 2022 and 2021, respectively, and 2.4 million and 1.3 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and nine months ended September 30, 2022 and 2021.

8. Noncash Share-based Compensation

    The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. As of September 30, 2022, 2,882,571 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2022 and December 31, 2021, respectively, (in thousands):

Award type	September 30, 2022	December 31, 2021
Restricted stock units (time-based)	2,554	2,145
Restricted stock units (performance-based)	—	140
Market stock units	216	126
EveryMundo Equity consideration	273	273

During the three months ended September 30, 2022, the Company granted 57,088 RSUs (time-based) with a weighted average grant-date fair value of $26.80 per share.

During the nine months ended September 30, 2022, the Company granted 1,410,309 RSUs (time-based) with a weighted average grant-date fair value of $30.09 per share. The Company also granted 116,640 MSUs with a weighted average grant-date fair value of $37.65 to certain executive employees during the nine months ended September 30, 2022. These MSUs vest on January 31, 2025 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company did not grant any stock options, SARs or performance-based RSUs during the three and nine months ended September 30, 2022.

The assumptions used to value the MSUs granted during the nine months ended September 30, 2022 were as follows:

September 30, 2022
Volatility	54.50%
Risk-free interest rate	1.20%
Expected award life in years	2.97
Dividend yield	—

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation:
Cost of revenue	$1,050	$951	$2,881	$2,753
Operating expenses:
Selling and marketing	2,897	2,600	9,413	7,334
Research and development	2,995	1,924	9,607	5,867
General and administrative	3,684	3,159	10,716	9,456
Total included in operating expenses	9,576	7,683	29,736	22,657
Total share-based compensation expense	$10,626	$8,634	$32,617	$25,410

    At September 30, 2022, the Company had an estimated $81.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and nine months ended September 30, 2022, the Company issued 57,341 and 106,586 shares under the ESPP, respectively. As of September 30, 2022, 387,125 shares remain authorized and available for issuance under the ESPP. As of September 30, 2022, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

9. Convertible Senior Notes

    The following is a summary of the Company's convertible senior notes as of September 30, 2022 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$142,330	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$147,076	2.25%

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

As of September 30, 2022, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 59 months and 19 months, respectively.

As of September 30, 2022 and December 31, 2021, the fair value of the principal amount of the Notes in the aggregate was $263.0 million and $299.4 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

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

The Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(4,344)	(5,463)
Net carrying amount	$289,406	$288,287

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	373	373	1,119	1,119
Total	$1,576	$1,576	$4,728	$4,728

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

In July 2021, the Company entered into a noncancelable agreement for data subscription services with a five-year term. The purchase commitment as of September 30, 2022 was $4.1 million and the agreement expires in June 2026.

In November 2021, the Company entered into a noncancelable agreement with a computing infrastructure vendor that amended the existing agreement dated March 2019. The amended agreement had purchase commitments of $160.3 million remaining as of September 30, 2022, and expires in November 2026.

11. Subsequent Event

In October 2022, the Company has reprioritized its investments to focus on supporting key growth areas of its business. As a result of this reprioritization, the Company expects to incur approximately $4 million to $5 million of severance, employee benefits, outplacement and related costs in the fourth quarter of 2022.

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

Q3 2022 Financial Overview

In the third quarter of 2022, we continued to grow our subscription revenue. For the three and nine months ended September 30, 2022, our subscription revenue increased 17% and 15%, respectively, as compared to the same periods in 2021. Total revenue increased 12% and 10% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 84% of total revenue for both the three and nine months ended September 30, 2022, and 84% and 85% of total revenue for the three and nine months ended September 30, 2021, respectively.

Our gross revenue retention rates remained consistent above 93% during the trailing twelve months ended September 30, 2022.

Cash used in operating activities was $21.9 million for the nine months ended September 30, 2022, as compared to $17.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by increased cash collections during the period.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding expenditures for our new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended September 30, 2022 was $9.1 million, compared to $8.5 million for the three months ended September 30, 2021. Free cash flow used during the nine months ended September 30, 2022 was $22.8 million, compared to $18.9 million for the nine months ended September 30, 2021. This increase was primarily due to a higher annual incentive payment in 2022 as compared to prior year, partially offset by increased cash collections during the period. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(8,991)	$(8,171)	$(21,936)	$(17,585)
Purchase of property and equipment (excluding new headquarters)	(76)	(347)	(845)	(1,291)
Free Cash Flow	$(9,067)	$(8,518)	$(22,781)	$(18,876)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic Environment. We believe the combination of inflation, rising interest rates, supply chain disruptions, tight labor markets, pricing volatility, the Russia-Ukraine conflict, and other macroeconomic conditions puts pressure on corporate growth initiatives and increases focus on profitability across industries. Despite this challenging macro environment, we remain confident in our ability to continue to help optimize shopping and selling experiences for our customers across a wide variety of industries. For example, pricing volatility and inflation are catalysts for demand for our price management and optimization solutions, while concurrently uncertain macroeconomic and industry conditions in countries and regions in which we operate create a challenging selling environment for large enterprise technology deployment. COVID-19 impacted and is anticipated to continue impacting our subscription revenue growth rates adversely due to lower subscription bookings during the pandemic and the lag between subscription bookings and the revenue recognized on those subscription bookings. Although the pandemic reduced our revenue growth rates compared to pre-pandemic growth rates and is affecting our 2022 revenue, we continue to grow our subscription revenue and expect total revenue growth in 2022. However, the continuing impact of COVID-19 remains uncertain and varies across industries and geographies. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations, cash flows and overall financial position, particularly in the long term, remain uncertain. For a full discussion on the risks and uncertainties to our business, please see the "Risk Factors" section in our Annual Report on Form 10-K.

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

•Cloud Migrations. As we migrate more of our historical on premises customers from our legacy licensed solutions to our current cloud solutions, we expect our future maintenance and support revenue to continue to decline and subscription revenue to correspondingly increase. We continue to encourage our customers to migrate to our cloud solutions as we have announced end of support dates for certain of our on premises solutions.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	74%	70%	74%	70%
Maintenance and support	10	14	11	14
Total subscription, maintenance and support	84	84	84	85
Services	16	16	16	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	21	20	22
Maintenance and support	3	3	3	3
Total cost of subscription, maintenance and support	22	24	23	25
Services	17	17	17	17
Total cost of revenue	39	42	40	42
Gross profit	61	58	60	58
Operating Expenses:
Selling and marketing	32	34	35	34
Research and development	33	31	35	33
General and administrative	19	19	20	19
Impairment of fixed assets	—	—	1	—
Total operating expenses	84	84	91	86
Convertible debt interest and amortization	(2)	(3)	(2)	(3)
Other income (expense), net	6	—	2	—
Loss before income tax provision	(19)	(28)	(31)	(31)
Income tax provision	—	—	—	—
Net loss	(20)%	(28)%	(32)%	(31)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Subscription	$51,763	$44,119	$7,644	17%	$150,914	$130,991	$19,923	15%
Maintenance and support	7,071	8,477	(1,406)	(17)%	22,175	26,721	(4,546)	(17)%
Total subscription, maintenance and support	58,834	52,596	6,238	12%	173,089	157,712	15,377	10%
Services	11,514	10,075	1,439	14%	32,113	28,738	3,375	12%
Total revenue	$70,348	$62,671	$7,677	12%	$205,202	$186,450	$18,752	10%

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

Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of subscription	$13,829	$13,122	$707	5%	$41,354	$40,512	$842	2%
Cost of maintenance and support	1,952	2,044	(92)	(5)%	6,107	6,459	(352)	(5)%
Total cost of subscription, maintenance and support	15,781	15,166	615	4%	47,461	46,971	490	1%
Cost of services	11,829	10,886	943	9%	35,151	31,977	3,174	10%
Total cost of revenue	27,610	26,052	1,558	6%	82,612	78,948	3,664	5%
Gross profit	$42,738	$36,619	$6,119	17%	$122,590	$107,502	$15,088	14%

Cost of subscription. Cost of subscription increased primarily due to an increase in intangibles amortization associated with the acquisition of EveryMundo and an increase in personnel costs to support our increased subscription customer base, including EveryMundo. The increase was partially offset by lower infrastructure costs driven by cost efficiencies and lower amortization expense for capitalized internal-use software. Our subscription gross profit percentages were 73% and 70% for the three months ended September 30, 2022 and 2021, respectively, and 73% and 69% for the nine months ended September 30, 2022 and 2021, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions. Maintenance and support gross profit percentages were 72% and 76% for the three and nine months ended September 30, 2022 and 2021, respectively.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the periods. Services gross profit percentages were (3)% and (8)% for the three months ended September 30, 2022 and 2021, respectively, and (9)% and (11)% for the nine months ended September 30, 2022 and 2021, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Selling and marketing	$22,221	$21,025	$1,196	6%	$71,528	$63,779	$7,749	12%
Research and development	23,303	19,467	3,836	20%	71,171	60,846	10,325	17%
General and administrative	13,395	11,935	1,460	12%	41,561	35,581	5,980	17%
Impairment of fixed assets	—	—	—	—%	1,551	—	1,551	—%
Total operating expenses	$58,919	$52,427	$6,492	12%	$185,811	$160,206	$25,605	16%

Selling and marketing expenses. During the three months ended September 30, 2022, selling and marketing expenses increased primarily due to an increase in travel expenses. During the nine months ended September 30, 2022, selling and marketing expenses increased primarily as a result of an increase in employee-related costs primarily due to higher headcount related to our EveryMundo acquisition and higher severance cost primarily related to the separation of our Chief Operations Officer in the first quarter of 2022. In addition, there was an increase in travel related expenses and an increase in intangibles amortization related to the EveryMundo acquisition.

Research and development expenses. Research and development expenses increased primarily due to an increase in employee-related costs mainly due to higher headcount associated with the EveryMundo acquisition as well as an increase in noncash share-based compensation.

General and administrative expenses. General and administrative expenses increased primarily due to an increase in employee-related costs and an increase in bad debt expense as we had an expense recovery during 2021 as a result of improved credit conditions with certain customers. The bad debt expense recovery was $0.4 million and $2.1 million for the three and nine months ended September 30, 2021, respectively. In addition, our acquisition of EveryMundo also contributed to overall higher general and administrative expenses as compared to prior year.

Impairment of fixed assets. During the nine months ended September 30, 2022, we recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Convertible debt interest and amortization	$(1,576)	$(1,576)	$—	—%	$(4,728)	$(4,728)	$—	—%
Other income (expense), net	$4,158	$(71)	$4,229	(5,956)%	$3,738	$219	$3,519	1,607%

Convertible debt interest and amortization. Convertible debt expense for the three and nine months ended September 30, 2022 and 2021 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other income (expense), net. The change in other income (expense), net for the three and nine months ended September 30, 2022, primarily related to a $3.3 million gain on equity investment recognized in the quarter ended September 30, 2022, and also due to higher interest income partially offset by the impact of foreign currency fluctuations.

Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Effective tax rate	(1.9)%	(0.4)%	n/a	n/a	(1.1)%	(0.7)%	n/a	n/a
Income tax provision	$254	$70	$184	263%	$688	$387	$301	78%

Income tax provision. The tax provision for the three and nine months ended September 30, 2022 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.9)% and (1.1)% for the three and nine months ended September 30, 2022, respectively, and (0.4)% and (0.7)% for the three and nine months ended September 30, 2021, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

The Inflation Reduction Act, enacted on August 16, 2022 introduced new provisions, including a corporate minimum tax calculated off of reported book income and an excise tax on net stock repurchases made after December 31, 2022. We are currently evaluating the impacts, if any, of these provisions to our results of operations and cash flows.

Liquidity and Capital Resources

At September 30, 2022, we had $206.8 million of cash and cash equivalents and $109.1 million of working capital as compared to $227.6 million of cash and cash equivalents and $128.7 million of working capital at December 31, 2021.

Our principal sources of liquidity are our cash and cash equivalents. In addition, we could access capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt issuance costs) and the timing of invoicing and cash collections from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of other liabilities.

    We believe our existing cash and cash equivalents will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened recently in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(21,936)	$(17,585)
Net cash used in investing activities	(1,014)	(5,102)
Net cash provided by financing activities	2,510	2,471
Cash and cash equivalents (beginning of period)	227,553	329,134
Cash and cash equivalents (end of period) (1)	$206,824	$308,642
    (1) The decrease in cash and cash equivalents year over year was primarily due to the acquisition of EveryMundo in November 2021. Refer to note 5 for further detail.

Operating Activities

    Net cash used in operating activities for the nine months ended September 30, 2022 was $21.9 million. The $4.4 million increase over last year was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by increased cash collections during the period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.0 million. The decrease from prior year was primarily related to higher capital expenditures in 2021 mainly attributable to the build out of our headquarters which was committed prior to the pandemic and higher investments in equity securities in 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.5 million and remained consistent with prior year. The cash provided was attributable to proceeds from employee stock plans, partially offset by tax withholding payments on the vesting of certain employee share-based awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2022 would result in a loss of approximately $0.7 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Ecuador and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2022 by approximately $0.9 million and $2.8 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    As of September 30, 2022, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on our evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenues is derived from our customers outside the U.S. To date, the majority of our sales has been denominated in U.S. dollars, although the majority of our expenses that we incur in our international operations is denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows, and financial condition, including our revenue and operating margins, have in the past and may again in the future, be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of regulatory, economic, foreign currency exchange, tax and political risks. We have customers in over 60 countries internationally, which we service through our operations in the U.S., Australia, Bulgaria, Canada, Ecuador, France, Germany, Ireland, United Arab Emirates, United Kingdom and Singapore. We expect our international operations to continue to grow. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks with respect to our international operations, including:

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

In addition, while there has been no material impact on our business to date, we are subject to risks from the direct and indirect impacts from the Russian invasion of Ukraine and the ensuing sanctions. These risks include general geopolitical unrest, broader economic uncertainty, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains and routes, including energy supplies, commodity and other price inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war in countries near or adjacent to Ukraine. For example, in Sofia, Bulgaria, we have marketing, research and development, professional services, customer success, maintenance and support and general and administrative staff, representing approximately 14% of our personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2022, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2022.

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

PROS HOLDINGS, INC.

November 1, 2022	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

November 1, 2022	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)