Form 10-K
period 2022-12-31
PROS Holdings, Inc.
filed 2023-02-15
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,140,571,313 as of June 30, 2022 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
45,872,928 shares of common stock were issued and outstanding as of February 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2023 Annual Stockholders Meeting (the "2023 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

1

PROS Holdings, Inc.
Annual Report on Form 10-K

For the Year Ended December 31, 2022

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS ANNUAL REPORT
The terms "PROS," "we," "us," and "our" refer to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the generally accepted accounting principles in the United States of America ("GAAP").
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends and projections. Statements which include the words "believes," "seeks," "expects," "may," "should," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of this report entitled "Risk Factors." You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission ("SEC"), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.
Part I
Item 1. Business
Overview

    PROS provides solutions that optimize shopping and selling experiences. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and personalized for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use our selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to deliver customized offers and prices. Our solutions enable buyers to move fluidly across our customers’ direct sales, partner, online, mobile and emerging channels with personalized experiences regardless of which channel buyers choose. Our decades of data science and AI expertise are infused into our solutions and are designed to reduce time and increase win-rates through actionable intelligence. Our solutions are provided via software-as-a-service ("SaaS") and are designed to achieve high levels of performance, scalability, availability and security. We provide standard configurations of our solutions based on the industries we serve and offer services to configure our solutions to meet the specific needs of each customer and manage all updates and upgrades of software deployed on the PROS cloud platform.

Our Industry

    Real-time decision making is an important driver of business performance in the digital economy. Rapidly changing markets and buyer expectations make it increasingly harder for companies to compete and grow. In response to these pressures, we believe that market forces, including increasingly dynamic and complex business models, the continued growth of eCommerce, inflation, supply and demand volatility, and the volume of enterprise and market data will increase demand for software solutions that enable companies to dynamically configure, price and sell their products and services across buyer channels with speed, precision and consistency. We believe the market for solutions that can power commerce using AI and machine learning is a large, growing market that spans most major industries.

Our Solutions

    Our cloud-based software solutions, built on the PROS Platform, provide companies with AI-based predictive and prescriptive guidance on key business decisions that drive growth and profitability. We focus primarily on configure price quote

("CPQ"), pricing optimization and management, airline revenue optimization, airline distribution and retail, and digital offer marketing software. Our solutions help increase visibility, business agility and customer engagement by aligning sales and pricing strategy across go-to-market channels.

PROS Platform

We believe the PROS Platform is the only unified pricing and selling platform built for an omnichannel world. The PROS Platform enables businesses to grow revenue and improve profitability by dynamically adapting their digital selling strategy to market conditions. Using our unique and proven AI-based capabilities for deep demand and margin forecasting, cost modeling and dynamic pricing, the PROS Platform continuously feeds daily decision-making and longer-term business strategy. The PROS Platform helps eliminate barriers between stakeholders in the selling process to collaborate on a customer offer and drive it to a close while accelerating pricing and selling efficiencies. The PROS Platform is comprised of PROS Smart Configure Price Quote and PROS Smart Price Optimization and Management, and is offered via composable paths based on our customers' business objectives, ranging from simple to advanced use cases with the ability to scale to broader PROS Platform capabilities over time.

PROS Smart Configure Price Quote is designed to improve sales productivity and accelerate deal velocity by automating critical sales tasks. Utilizing a foundation of AI and machine learning algorithms, this solution empowers businesses to tailor every offer for every buyer, across all sales channels, leading to more personalized and engaging customer interactions. Smart Configure Price Quote enables users to find and tailor product recommendations, customize configurations, manage approvals, price optimally and generate professional proposals to increase the probability of winning the sale on the first quote. Smart Configure Price Quote supports all selling scenarios including spot-order purchases, subscription orders and setup and maintenance of negotiated sales agreements. Businesses can also integrate Smart Configure Price Quote into their eCommerce portals, empowering end users to self-serve quotes with confidence. Smart Configure Price Quote is available in three editions:
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
•Advantage includes all the capabilities in the Essentials edition, plus gives businesses the ability to leverage PROS AI-powered price optimization capabilities to respond quickly to changing market patterns, with the best price, to win business and improve revenue and profitability.
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
•PROS Airline Group Sales Optimizer is a group revenue and sales optimization solution powered by dynamic pricing science that enables airlines and their travel agent partners to create and manage group bookings, contracts, policies and payments in one location.
•PROS Corporate Sales is a solution that enables airlines to create commercial agreements with their corporate customers, that lead to easier and more repeatable bookings for business travel, by allowing businesses to both self-service and interact with airlines in the digital creation of corporate travel agreements.

PROS Airline Distribution and Retail solutions enable airlines to become better direct retailers by increasing their control and flexibility over how they sell and distribute offers through scalable shopping, booking and merchandising capabilities to design and distribute offers. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and are entirely passenger service system-independent. Our Airline Distribution and Retail suite of products includes:
•PROS Dynamic Offers powers airlines’ shopping, pricing and repricing by delivering fast, accurate and comprehensive flight offers to travelers across airlines’ sales channels. PROS Dynamic Offers is comprised of several key offer management capabilities including ancillary merchandising, bundling and omni-channel distribution designed to comply with International Air Transport Association ("IATA") New Distribution Capability ("NDC") data transmission standards.
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

Technology

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the complex and demanding processing requirements of sophisticated global enterprises, including those who require sub-second response times for their customers. We provide the majority of our cloud services via cloud computing platform partners who offer Infrastructure-as-a-Service ("IaaS") and Platform-as-a-Service ("PaaS"), located in the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia, Singapore and other countries. The use of cloud computing platform partners provides us flexibility to service customers at scale and also offers options to comply with data residency and privacy requirements. We also deliver our solutions from infrastructure designed and operated by us but secured within third-party data center facilities. Our Platform consists of multi-tenant cloud capabilities with an architecture that incorporates customer-specific data privacy and ,complies with data sovereignty policies.

Artificial Intelligence. More than three decades of data science research and access to very large data sets underlies the robust machine learning and AI capabilities of our solutions. Our dynamic AI, including forecasting, optimization, neural networks, segmentation and reinforcement learning, allows us to leverage our deep science and research expertise in our solutions. These capabilities are industry-independent and are validated using our proprietary verification and testing processes. We recently launched our next generation of PROS Smart Price Optimization and Management powered by PROS Gen IV AI which we believe makes PROS the first in the market to drive hyper-personalized price recommendations using neural network technology.

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

Scalability. Our architecture contains multiple microservices designed to provide the reliability and performance necessary for real-time pricing, availability and eCommerce applications. To achieve this, we utilize industry-standard container orchestration tools, noSQL and Event Store technologies to provide high availability, redundancy, zero-downtime upgrades, horizontal scalability and geographic distribution of data.

Intuitive User Interface. Our technology provides a rich and modern, browser-based interface that supports a global user base and has been recognized for its intuitiveness by industry analysts. This interface supports a wide variety of interactive charts and other data views and provides a comprehensive security model based on user role and scope of responsibility. This interface operates on a variety of internet browsers, mobile devices and tablets. We also provide native capabilities for a variety of commerce systems including Adobe Magento, Salesforce CRM and Microsoft Dynamics CRM.
Subscription Services

    Our subscription services provide customers access to our software via the Internet which, as compared to on-premises software, reduces their infrastructure, installation and ongoing administration requirements. We also reduce the total cost of ownership of our cloud services over the subscription term by delivering multiple releases per year that automatically introduce new features, while preserving previous configurations and integrations that minimize additional customer investment for compatibility. We also provide cloud-based services to allow existing customers who previously purchased licenses to our legacy software to have access to that software within a cloud-based IT environment that we manage.

Sales, Marketing and Customer Success

    We sell and market our software solutions primarily through our direct global sales force and indirectly through go-to-market partners, resellers and systems integrators. Our sales force is organized by our target markets, including automotive and industrial manufacturing and distribution, consumer goods, transportation and logistics, chemicals and energy, food and consumables, insurance, healthcare, technology and travel. Our marketing activities consist of a variety of programs designed to generate sales leads, accelerate sales opportunities and build awareness of our solutions. We also use digital channels including search and content syndication to reach our target market. We host an annual customer conference, Outperform, where our customers and prospects are invited to learn about best practices from thought leaders, executives and other practitioners in using technology to compete in the digital economy, hear about our latest innovations, and network with peers across industries. We also host other smaller conferences throughout the year, host informational web seminars and participate in and sponsor other industry and trade conferences and organizations. We believe that customer adoption, support and success are critical to retaining and expanding our customer base. Our customer success team helps ensure customer satisfaction with our solutions, by working with our customers to ensure that our solutions drive value for them in order to drive customer retention. Our customer success teams help our customers drive adoption of our solutions, advise on product features and capabilities, and provide recommendations on best practices to meet our customers' business objectives.
Professional Services

    To accelerate our customers' time to value, we provide software-related services, including implementation, configuration, consulting and training services. We offer in-depth expertise, proven best practices and repeatable delivery methodologies based on standardized and tested implementation processes developed through years of experience implementing our software solutions in global enterprises across multiple industries. We also offer an array of training on all aspects of our software solutions, from introductory on-demand mini-courses to multi-day hands-on deep technical classroom sessions. In addition to our own internal services team, we also work with many third-party system integrators who have been certified to implement our software.
Maintenance and Support

Customers maintaining implementations under on-premises licenses that were purchased prior to our cloud transition may purchase, at their discretion, maintenance and support services. Maintenance enrollment entitles a customer to solicit support through a web-based interface to submit and track issues, access our online knowledge base, and receive unspecified upgrades, maintenance releases and bug fixes during the term of the support period. Revenue from maintenance and support services has continued to decline as a result of existing maintenance customers migrating to our cloud solutions. We have notified our legacy on-premises customers that we will be discontinuing maintenance for most of our legacy on-premises software at the end of 2023.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing and distribution, transportation and logistics, chemicals and energy, food and consumables, healthcare, insurance, technology and travel. Our customers are generally large global enterprises and medium-sized businesses, although we also have customers that are smaller in scope of operations. In 2022, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 64% of our total revenue came from customers outside the U.S. for the year ended December 31, 2022.

Competition

The markets for our solutions are competitive, fragmented and rapidly evolving. We compete in a sales solutions ecosystem with competitors that aim to drive effectiveness and efficiency in selling, although we believe we are unmatched in our ability to deliver sales and pricing AI with usability, speed, scale and precision. We face competition from both larger and smaller competitors, including those providing industry specific software, pricing solutions, CPQ solutions and revenue management solutions, all of which deliver only a part of the functionality of our competing PROS offerings. We also face competition from retail, shopping and merchandising solutions designed for the airline industry. To a lesser extent, we compete against large enterprise application providers that have developed offerings that include competing functionality and custom solutions developed internally by businesses, which generally include some combination of spreadsheets, manual processes, external consultants and internally developed software tools.

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
•applicability for all current and expected selling channels;
•customer base and reputation;
•brand awareness;
•strength of AI and real-time capabilities;
•breadth and depth of integrations with the software already used by the customer;
•depth of expertise in data and pricing science; and
•industry domain expertise and functionality.
We do not believe that any of our competitors provide a competitive level of all the functionality needed to support an organization interested in optimizing sales growth through AI-based omnichannel pricing, selling and revenue management. Our competitors generally compete on price or by bundling their applications with other enterprise applications, and we expect that this will continue in the future. We distinguish ourselves from these vendors through our long history of providing software solutions incorporating AI and/or machine learning, the breadth and depth of the functionality we offer, the robust integration and configuration capabilities of our solutions, our ability to handle large data volumes at scale and our proven ability to provide high-value dynamic science-based optimization software to our global customer base across industries. In the future, we believe our competition will continue to increase as we expand into adjacent market segments.

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

Research and Development

We believe our software innovation is the foundation of our business and accordingly have made, and continue to make, significant investments in research and development for the enhancement of existing solutions and the development of solutions. We also believe that our long-term investments in AI and machine learning to power pricing and revenue management differentiate us from our competitors. We are committed to continuing the further development of these high-value solutions as evidenced by our continued investment in research and development. In fiscal 2022 and 2021, we incurred research and development expenses, net of capitalized internal-use software cost, of $93.4 million and $82.3 million, respectively, which is over 30% of our annual revenue in both years. Our research and development expenses include costs associated with our product management, product development and science and research groups. We conduct research and development activities predominantly in Bulgaria, Ecuador, France and the U.S., and also utilize third-party contractors in various countries, including Bolivia, Colombia and India.

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

Human Capital Resources

Our mission is to help people and companies outperform. To fulfill that mission, we believe we must attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our high ethical standards. As innovation is one of our core values, we believe that our commitment to innovation begins with our commitment to create an environment where our employees can thrive and reach their full potential. To accomplish this, we offer competitive total rewards, promote diversity, equity, inclusion and belonging, invest in ongoing learning and development, and focus on the future of work. Oversight of our approach to and investment in human capital resources is a key governance matter for our Board of Directors ("Board"). Directly, and through its Compensation and Leadership Development Committee, the Board engages regularly with management on human capital matters. As of December 31, 2022, we had 1,528 full-time personnel, which included 1,357 employees and 171 outsourced personnel. Our team spans 15+ countries, reflecting various backgrounds, ages, gender identities and ethnicities.

Culture. At PROS, our values and culture are embedded in everything we do. We proactively look for ways to maintain our collaborative and open company culture and further improve our organizational health, including through regular employee and management communication, periodic team events and frequent employee pulse surveys. We use insights from employee feedback, including through town halls, leader forums and other communication channels, to inform our human capital resources plans. PROS has been Certified™ by Great Place to Work® and recognized as a Best Workplace in Texas, Most Loved Workplace and People’s 100 Companies that Care, which shows the continued impact of our efforts. We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives.

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

Diversity and Inclusion. We believe diversity, equity, inclusion, and belonging ("DEIB") drive innovation and ownership. Our commitment to diversity and inclusion starts at the top with a skilled and diverse Board which provides oversight over our human capital resources efforts, including our DEIB programs and initiatives. As of December 31, 2022, the majority of our Board was comprised of either female and/or ethnically diverse directors, with both female and ethnically diverse representation on our Board for more than 10 years. As of December 31, 2022, women represent 37% of our global employees, and in the U.S., more than 50% of our employees represent minority groups, with underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing 29% of our U.S. employees.
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

Future of Work. As the pandemic brought systemic changes to historic work habits, we embraced a hybrid work model with an eye on the future of work. As part of this hybrid model, we emphasize flexibility, including in work location and work schedules, based on a blend of what makes sense for each employee, their team, and our business. In addition, we continue to take an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee physical and mental health. Recognizing that working in a hybrid environment across our global company remains a relatively new way to interact, we offer company-wide initiatives to assist our employees in managing through the changes, including productivity, mental and physical health programming, periodic recharge days and "wellness Wednesdays" with limited scheduled meetings. Additional information on our hybrid work model and related wellness initiatives will be included in our 2023 Proxy Statement.

Learning and Development. We believe that continuous learning cultivates innovation and that the development of our most important assets, our people, is foundational to fulfill our mission. We regularly invest in our employees’ career growth and provide our employees opportunities for training on a wide range of skills designed to help them be more effective in their current and future roles. In 2022, all our employees participated in learning and development activities, and we introduced a new PROS University, giving employees access to thousands of courses across a broad range of categories, including leadership, inclusion and diversity, professional skills, technical and compliance. Because the development of our employees and next generation of leaders is critical to our long-term success, we annually engage in a comprehensive talent evaluation and succession planning process, including manager evaluations of all employees and detailed succession planning for all director and above roles with Board oversight over succession planning for senior management and other key roles. As of December 31, 2022, 92% of our managers have completed a leadership training program we developed in partnership with the Jones Graduate School of Business at Rice University.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on May 17, 2022, we submitted to the NYSE an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

Strategic, Commercial and Operational Risks

Current and future economic uncertainty and other unfavorable conditions in the industries we serve or the global economy could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in the global economy or conditions in the industries we serve. General macroeconomic conditions, such as increased inflation (see risk factor below), increased cost of capital, supply chain disruptions, fluctuations in currency exchange rates or an economic downturn in the United States or internationally, could adversely affect demand for our solutions and make it difficult to accurately forecast and plan our future business activities. The Russia-Ukraine conflict has also had an adverse impact on the global economy, including on the inflation rate, and has contributed to significant fluctuation in global stock markets. All of these risks and conditions could harm our future sales, business and operating results. Our business and operations could also be harmed and our costs could increase if our or our customers’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. While the ultimate scope and broader impact of the ongoing Russia-Ukraine conflict cannot be predicted with certainty, the conflict has not had a material impact to date on our business or ability to operate in Eastern Europe. However, if the conflict continues or related geopolitical tensions extend to other countries, we remain subject to additional risks, including general geopolitical unrest, broader economic uncertainty, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains and routes, including energy supplies, commodity and other price inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war in countries near or adjacent to Ukraine. As of December 31, 2022, we had marketing, research and development, professional services, customer success, maintenance and support and general and administrative staff located in Sofia, Bulgaria, representing approximately 16% of our total personnel.

Weakening economic conditions could adversely impact our prospects’ and customers’ rate of information technology spending, delay their purchasing decisions, impact their ability or willingness to purchase or continue to use our solutions, reduce the value, scope or duration of subscription contracts, or limit their ability to pay amounts owed, all of which would adversely affect our operating results. For example, during the early part of the COVID-19 pandemic, customers, particularly in the travel industry, delayed and deferred purchasing decisions and requested concessions. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the U.S. or global economy, such as rising interest rates, and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their information technology budgets, which would limit our ability to grow our business and negatively affect our operating results.

We may be adversely affected by the effects of inflation.

We have experienced, and may continue to experience, cost increases as a result of inflation. Inflation has negative effects on our cost of capital and results of operations by increasing our overall cost structure. The effect of increased inflation on our business will be exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers or if increased prices lead to decreased spending by our customers. Increased inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. The U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. In response, market interest rates have also risen in recent periods. While the timing and impact of rising interest rates are unknown, continued increases in market interest rates could have an adverse effect on our cost structure, results of operations, cost of capital, financial condition and cash flows.

The COVID-19 pandemic continues to present uncertainty and may continue to materially and adversely affect certain industries, customers and our business.

There is uncertainty regarding the nature and degree of the COVID-19 pandemic’s ongoing impacts on the industries we serve, our customers and our business. For example, the travel industry, particularly the airline industry, is recovering from the unprecedented impacts of the pandemic and adjusting to the operational challenges of the dramatic recovery in demand. COVID-19 impacted, and is anticipated to continue impacting, our subscription revenue growth rates adversely due to lower subscription bookings during the pandemic and the lag between subscription bookings and the revenue recognized on those subscription bookings. In addition, the COVID-19 pandemic, and the actions taken in response to the pandemic, have led to global supply chain challenges, reduced availability of goods and increased inflation, each of which may impact our customers and could ultimately impact demand for our solutions.

Since the impact of the COVID-19 pandemic is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. The full impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the duration of the pandemic, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by federal, state and local governments and health authorities and changing public health directives or restrictions, vaccine efficacy against future COVID-19 variants, future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are rapidly evolving and are difficult to predict. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause further declines in equity markets, particularly for technology stocks, and impact the availability and cost of capital.

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

We have been and will continue to be a target for cyber security attacks because we store, process, and transmit confidential, proprietary and other sensitive information for both our customers and our own business operations. We incur significant costs to maintain security measures designed to prevent, mitigate, eliminate or alleviate known security vulnerabilities, data theft, data corruption, data loss, unauthorized access, mishandling of customer, employee and other confidential data, computer viruses, ransomware or malicious software programs or code, cyber attacks, including advanced persistent threat intrusions by inside actors or third parties, social engineering attacks (“phishing”) targeting our employees, web application and infrastructure attacks, denial of service, and similar disruptive events (each a "Security Incident"). Security Incidents could result from third-party action, employee, vendor or contractor error or misconduct, malfeasance, and other factors. We use third-party and public-cloud infrastructure providers, such as Microsoft Azure, IBM, Amazon Web Services ("AWS"), and other third-party service providers, and we are dependent on the security measures of those third-parties to protect against Security Incidents. We may experience Security Incidents introduced through the tools and services we use. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform. The security measures implemented by us and our third-party service providers cannot provide absolute security, and there can be no assurance that such security measures will be effective against current or future security threats.

In the normal course of our business, we experience Security Incidents that, to date, we believe have been typical for a SaaS company of our size. However, despite implementing security measures, there is no guarantee of preventing or mitigating a Security Incident. Cyber attacks have in the past, and may again in the future, impede the performance or our products, penetrate the security of our network, cloud platform and other internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. Given the novel and sophisticated ways that cyber criminals engage in cyber attacks, it is reasonable to expect that despite the implementation of security measures, our security measures and the security measures of third-party providers on which we rely would not be sufficient to prevent our systems from being compromised.

The scale and number of cyber attacks continue to grow and techniques used to compromise systems change frequently and may not be recognized until launched or for an extended period of time thereafter. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. Cyber attacks have become more prevalent against SaaS companies generally, have increased as more individuals work remotely, and have increased due to political uncertainty and military actions associated with the war in Ukraine. As a result, we and our third-party service providers are subject to heightened risks of Security Incidents from nation-state actors or other third parties leveraging tools originating from nation-state actors, and potentially expose us to new complex threats. We may be unable to anticipate these techniques or implement adequate preventative or remediation measures in a timely manner, if at all, even when a vulnerability is known. We and our third-party providers may not be able to address such vulnerability prior to experiencing a Security Incident.

We may incur significant costs and liability in the event of a breach, whether as a result of third-party action, employee error or misconduct, design or deployment defects, or otherwise. We may also be required to or find it appropriate to expend substantial capital and other resources to remediate or otherwise respond to problems caused by any actual or perceived breaches or Security Incidents. Security Incidents impacting us or our services providers could result in interruptions, delays, cessation of service and loss of existing or potential customers, as well as loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, unauthorized access to, and theft, loss or disclosure of, our and our customers’ proprietary and confidential information, including personal information, litigation, governmental investigations and enforcement actions, including fines or other actions, increased stock price volatility, significant costs related to indemnity obligations, legal liability and other expenses, and material harm to our business, financial condition, cash flows and results of operations. For example, in the event of a ransomware attack, it could be difficult to recover services that are the subject of the ransomware attack and there can be no guarantee as to the timing or completeness of any such recovery. These costs may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We cannot ensure that our commercial insurance will be available or sufficient to compensate us for all costs we may incur as a result of a Security Incident, and if we made significant insurance claims, our ability to obtain comparable insurance in the future may be impaired or only available at significantly increased cost.

There can be no assurance that future Security Incidents will not be material to our business operations, financial condition, cash flows, and results of operations.

    Failure to increase business from our customers and sustain our historical renewal rates and pricing could adversely affect our future revenue and operating results.

Many of our customers initially purchase one of our software solutions for a specific business segment, geographic location, or user group within their organization, and later purchase additional solutions and/or add business segments, other geographic locations and seats for additional users. Our subscription agreements are typically for an initial term of one to five years. These customers might not choose to renew, expand the scope of use for their existing software solutions or purchase additional software solutions. As we deploy new applications and features for our software solutions or introduce new software solutions, our customers may not purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

    We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of customer bankruptcies, general economic downturns or uncertainty in financial markets. If our customers choose not to renew their subscription agreements with us on favorable terms or at all, our business, operating results, cash flows, and financial condition could be harmed.

If we fail to manage our growth and profit objectives effectively, our business and results of operations will be adversely affected.

Over the past several years, we have experienced, and expect to continue experiencing, growth in our customers and operations. Our success will depend in part on our ability to effectively manage this growth profitably while continuing to scale our operations. We will need to manage our cost structure while investing for growth and continually improving our operational and financial efficiency. Failure to effectively manage growth efficiently could adversely impact our business performance and operating results.

We depend on third-party data centers, software, data and other unrelated service providers and any disruption from such third-party providers could impair the delivery of our service and negatively affect our business.

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and AWS, all of which must inter-operate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries, including the United States, the Netherlands, Ireland, Germany, United Arab Emirates, Australia, Singapore and other countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, disruptions to the hardware supply chain necessary to maintain these third-party systems or to run our business could impact our service availability and performance. These providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

The implementation of certain of our software solutions involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors beyond our control. For example, the success of certain of our implementation projects is dependent upon the quality of data used by our software solutions and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data, or any lack of our customers’ commitment and investment in personnel and resources. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in customer requirements, delays, unilateral delay of "go live", or deviations from our recommended best practices occur during implementation projects. As a result, we may incur significant costs in connection with the implementation of our products and/or delay revenue recognition of software subscription revenue. Further, some implementations of our projects are carried out by third-party service providers, and we do not have control of such implementations. If we, or a third-party service provider providing the implementation, are unable to successfully manage the implementation of our software solutions, and as a result those products or implementations do not meet customer needs, expectations or timeline, disputes with our customers can occur, our ability to sell additional products or secure a renewal of the customer’s subscription is impacted, and our business reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

If we fail to manage our cloud operations, we may be subject to liabilities and our reputation and operating results may be adversely affected.

We have experienced substantial growth in the number of customers and data volumes serviced by our cloud infrastructure in recent years. While we have designed our cloud infrastructure to meet the current and anticipated future performance and accessibility needs of our customers, we must manage our cloud operations to handle changes in hardware and software parameters, spikes in customer usage and new versions of our software. We have experienced, and may in the future experience, system disruptions, outages and other cloud infrastructure performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal or external), fraud, spikes in customer usage, denial of service issues and other Security Incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis and for certain of our products we also offer response time commitments. If we are unable to meet the stated service level or response time commitments, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or customers may choose to terminate or not renew contracts. Any extended service outages or other performance problems could also result in damage to our reputation or our customers’ businesses, cause our customers to elect not to renew or to delay or withhold payment to us, loss of future sales, lead to customers making other claims against us that could harm our subscription revenue, result in an increase in our provision for credit losses, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

If we fail to protect our intellectual property adequately, our business may be harmed.

Our success and ability to compete depends in part on our ability to protect our intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. We cannot, however, be certain that steps we take to protect our intellectual property are adequate. In January 2023, the U.S. Federal Trade Commission ("FTC") proposed a sweeping ban on employee non-competition agreements which we have historically utilized with a significant percentage of our employees to enhance the protection of our intellectual property. If the FTC's proposal is issued and upheld, a ban on non-competition agreements would make it more challenging for us to protect our intellectual property and could have a material adverse effect on our business.

We may be required to spend significant resources to protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. The procurement and enforcement of certain intellectual property rights involves complex legal and factual considerations, and the associated legal standards are not always applied predictably or uniformly, can change, and may not provide adequate remedies. As a result, we may not be able to obtain or adequately enforce our intellectual property rights, and other companies may be better able to develop products that compete with ours. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand, competitive business position, business prospects, operating results, cash flows and financial condition.

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

We have completed five acquisitions since 2013, including our 2021 acquisition of EveryMundo LLC ("EveryMundo"), and we plan to continue to acquire other businesses, technologies and products to complement or enhance our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). Acquisitions are typically accompanied by a number of risks, including:

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

We have experienced, and may experience in the future, acquisition integration challenges, including, but not limited to, the issues listed in the bullets above. In addition, we may incur debt, acquisition-related costs and expenses, restructuring charges and write-offs as a result of acquisitions. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. In addition, we have in the past, and may in the future, enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to achieve our anticipated level of growth or profitability, and our business and operating results could be adversely affected.

Catastrophic events may disrupt our operations.

We are a global company headquartered in Houston, Texas with significant operations in Sofia, Bulgaria and operations and personnel located in numerous other U.S. and international locations. We rely on our network and third-party infrastructure and enterprise applications for our sales, marketing, development, services, operational support and hosted services. A disruption, infiltration or failure of our infrastructure, systems or third-party hosted services in the event of a major hurricane, earthquake, fire, flood or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, war, terrorist attack or other catastrophic event that our business continuity and disaster recovery plans do not adequately address, could cause, among other impacts, system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer obligations or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses from business interruptions that exceed the coverage under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security and losses of critical data, all of which could have an adverse effect on our operating results.

We are a multinational corporation exposed to risks inherent in international operations.

The majority of our revenues are derived from our customers outside the U.S. While the majority of our sales are denominated in U.S. dollars, the majority of our international operations expenses are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows, and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 19 of the Notes to the Consolidated Financial Statements.

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

•economic conditions in various parts of the world, including supply chain and labor market disruptions, inflation, currency exchange rate fluctuations and recession;

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

•less favorable intellectual property laws;

•availability of sufficient network connectivity required for certain of our products; and

•difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries.

If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results, financial condition and cash flows.

Market and Competition Risks

Any downturn in sales to our target markets could adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in our target industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. For example, the pandemic had a dramatic adverse impact on the travel industry. While the airline industry is recovering as travel restrictions are lifted, the airline and rental car industries, for example, continue to face various operational challenges which can limit their ability to engage with us on our solutions.

We have historically been subject to lengthy sales cycles, and delays or failures to complete sales may harm our business and cause our revenue, operating income, and cash flows to decline in the future.

Our sales cycles may take a month to over a year for large enterprise customers. A large enterprise customer’s decision to use our solutions typically involves a number of internal approvals, and sales to those prospective customers generally require us to provide greater levels of education about the benefits and features of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the prospective customer's internal evaluation and approval process requirements, as well as the prospective customer's budget and/or resource constraints. Any unexpected lengthening of the sales cycle or failure to secure anticipated orders could negatively affect our revenue. Any significant failure to generate sales after incurring costs related to our sales process could also have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to develop or acquire new functionality and software solutions, we may not be able to grow our business and it could be harmed.

If we are unable to provide enhancements and new features for our existing software solutions or new solutions that achieve market acceptance or to integrate technology, products and services that we acquire into our Platform, our business, revenues and other operating results could be significantly adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our Platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our Platform, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. Furthermore, because our software solutions are intended to interoperate with a variety of third-party enterprise software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third-party software necessary to provide effective solutions to our customers could reduce the demand for our software solutions, result in customer dissatisfaction and limit our financial performance.

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

Competition could seriously impede our ability to sell our software solutions and services on terms favorable to us or at all. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at substantially lower prices than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. In addition, our competitors have and may in the future, offer their products and services at a lower price, or offer price concessions, delay payment terms, or provide financing or other terms and conditions that are more enticing to potential customers. If we are unable to maintain our current pricing due to competitive pressures, our margins could be reduced and our operating results could be adversely affected. If we do not compete successfully against current or future competitors, competitive pressures could materially and adversely affect our business, financial condition, cash flows and operating results.

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

We believe that a critical component of our success has been our corporate culture, and we invest substantial time and resources in building and maintaining our culture and developing our personnel; however, as we continue to scale our business both organically and through potential acquisitions, it may be increasingly difficult to maintain our culture. Moreover, our shift to a hybrid work environment requires significant action to preserve our culture with many employees primarily working remotely and facing unique personal and professional challenges. While we have implemented many wellness, development and supportive programs for our workforce, the shift to a hybrid work environment during and following the COVID-19 pandemic presents unprecedented risks to our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

If we lose key members of our management team or sales, development or operations personnel, or are unable to attract and retain employees. our business could be harmed.

Our future success depends upon the performance and service of our executive officers and other key personnel. From time to time, there may be changes in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees, which could have a serious adverse effect on our business and operating results. If key personnel leave our company or are unable to perform their duties, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.

Our future success depends on our ability to continue to timely identify, attract and retain highly qualified personnel, including data scientists, software developers and implementation personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel is intense, particularly for technical talent in certain markets, and is exacerbated by tight labor market conditions. We compete for talent with other companies that have greater resources, in large part, based on our culture and overall employee experience. With the wide market acceptance of and increase in remote work, we have experienced increased direct competition for talent, often from larger companies taking advantage of lower cost talent markets. Employee turnover creates a variety of risks including time, costs and resources required to recruit and train new employees to learn our business. The flexibility of our hybrid work approach provides us with access to greater talent pools and contributes to our hiring and retaining competitiveness but also brings costs and risks, including employment, tax, insurance and compliance risks. If we are unable to attract and retain our key employees, we may not be able to achieve our objectives, and our business could be harmed.

Failure to adequately expand and train our direct and indirect sales force may impede our growth.

To date, substantially all of our revenue has been attributable to the efforts of our direct sales force. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force, and our sales team's ability to manage and retain our existing customer base, expand our sales to existing customers and obtain new customers. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. We manage the staffing levels of our direct sales force against a number of factors, including performance management, natural attrition, quality of our enablement and training program as well as competition for talent. New sales hires require significant training and often take a number of months before becoming fully productive, if at all. If we are unable to continuously recruit, develop or retain sufficient numbers of productive direct sales personnel, our growth may be impeded.

In addition to our direct sales force, we have developed, and expect to expand, our indirect sales force via channel partners, such as management consulting firms, systems integrators and other resellers, to market, sell and/or implement our solutions. While we have invested to establish channel partners to drive sales growth, to date substantially all of our revenue generation has been attributable to our direct sales force. If we are unable to establish and maintain productive partner relationships, or otherwise develop and expand our indirect distribution channel, our sales growth rates may be limited.

Regulatory, Compliance and Litigation Risks

Evolving global laws, regulations and standards on privacy and data security, restrictions on cross-border data transfers, and data localization requirements impact our business and expose us to increased liability.

Personal privacy, data localization and data security continue to be significant issues in the United States, Europe and many other jurisdictions. We provide our cloud software solutions globally, including in countries that have, or may adopt in the future, stringent data privacy, cyber security or data localization laws and regulations. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys continue to increasingly scrutinize how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business. International laws such as the EU’s General Data Protection Regulation (“GDPR”), as well as emerging and evolving state laws in the United States, such as the California Consumer Protection Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act, could create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. Although we have implemented measures designed to comply with applicable requirements, the dynamic nature of these laws and regulations, as well as their interpretation by regulators and courts, may affect our ability to implement our business models effectively. In addition, our ongoing efforts to comply with these laws and regulations entail substantial expenses and may divert resources from other initiatives. For example, if we establish systems and processes to host and access European customer data solely in Europe, our costs and operational risks could increase. Changes in these laws and regulations have in the past increased, and may continue to increase, the cost of providing our products and services, could limit us from offering certain solutions in certain jurisdictions, could adversely affect our sales cycles, and could impact our new technology innovation. In addition, our cloud software solutions store data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to us. Any perceived inability to adequately address privacy, data localization or cyber security compliance or to comply with more complex and numerous laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition, results of operations and cash flows.

Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and receive personal data. For example, in 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks as a basis for transfers of personal data from the EU and Switzerland to the United States. While we have historically relied on Standard Contractual Clauses ("SCCs") for such transfers and the CJEU has upheld SCCs as a valid transfer mechanism, provided those SCCs meet certain requirements, the CJEU rulings make clear that these transfer mechanisms will be subject to additional and ongoing scrutiny. The European Commission has published revised SCCs for data transfers from the European Economic Area (“EEA”), and we have adapted our existing contractual arrangements to meet these new requirements.

In early 2022, the EU and U.S. announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework, which will be translated into legal documents to be adopted in the EU and U.S. to provide a renewed basis for transatlantic data transfers. In December 2022, the European Commission issued a draft adequacy decision concluding that the Trans-Atlantic Data Privacy Framework provides an adequate level of protection for personal data transferred from EU to U.S. companies. The framework is subject to additional approval steps, and if it is not adopted we may be unable to continue to rely on SCCs or rely upon other alternative means of data transfers from the EU to the U.S.

The validity of data transfer mechanisms in both Europe and the U.S. remain subject to legal, regulatory and political developments in both Europe and the U.S. Recent recommendations from the European Data Protection Board, decisions from supervisory authorities, recent proposals for reform of the data transfer mechanisms for transfers of personal data outside the U.K., and potential invalidation of other data transfer mechanisms, which, together with increased enforcement action from supervisory authorities in relation to cross-border transfers of personal data, could have a significant adverse effect on our ability to process and transfer personal data outside of the EEA and the U.K. If other jurisdictions implement restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), such developments could adversely impact our business, financial condition, cash flows, and results of operations in those jurisdictions.

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

We expect our expenses to continue to exceed our revenues in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, sales, marketing, security, privacy and cloud operations. In addition, the impact of COVID-19 on our business contributed to our losses over the past three years and extended our timeline of achieving profitability. While we are making progress towards delivering free cash flow in 2023 and profitable operations on an adjusted EBITDA basis, our ability to return to profitability depends on our ability to: continue to drive subscription sales, enhance our existing products and develop new products, scale our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, renew our subscription agreements with existing customers, and manage our expenses. If we are not able to execute on these actions, our business may not grow as we anticipate, our operating results could be adversely affected and we will continue to incur net losses in the future. Additionally, our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations, financial condition and cash flows.

We incurred indebtedness by issuing convertible notes, and our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of December 31, 2022, the entire $150.0 million of aggregate principal amount of 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of December 31, 2022, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of agreements entered into during prior quarters. The lag between entering into a contract and recognizing subscription revenue can be extended with some of our travel products. Consequently, a decline in new or renewed subscriptions in any quarter may not be reflected in our revenue for that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market demand of our services or decreases in our retention rate may not be fully reflected in our operating results until future periods. For example, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from additional sales must be recognized over the applicable subscription term. We may be unable to timely adjust our cost structure to reflect changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the term of the customer agreement. As a result, increased sales growth could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. In addition, we expect to continue to experience some seasonal variations in our cash flows from operating activities, including, as a result of the timing of payment of payroll taxes, performance bonuses to our employees and costs associated with annual company-wide events, each of which have historically been highest in our first fiscal quarter. Therefore, the results of any prior quarterly periods should not be relied upon as an indication of our future operating performance.

If we fail to migrate customers with on-premises software licenses to our latest cloud software solutions, our future revenue may be limited and our costs to provide support to those customers may increase.

We have notified our legacy on-premises customers that we will be discontinuing maintenance for most of our legacy on-premises software at the end of 2023. These customers will need to migrate to our current cloud solutions to continue to be supported and take advantage of our latest features, functionality and security which are only available via the PROS cloud. When considering whether to migrate, these customers may evaluate alternative solutions due to the additional change in management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our internal development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue will be affected.

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

•a requirement that a super majority vote be obtained to amend or repeal certain provisions of our certificate of incorporation; and

•the ability of our board of directors to issue preferred stock without stockholder approval.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 9, 2023 there were 37 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2017, and ending December 31, 2022. The graph is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return
250
200
150
100
50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
PRO
S&P 500
Russell 2000 Index

(1)The graph assumes that $100 was invested on December 31, 2017 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
PRO	$100.00	$118.71	$226.54	$191.95	$130.40	$91.72
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
Russell 2000 Index	$100.00	$87.82	$108.66	$128.61	$146.23	$114.70

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

During 2022, we did not make any purchases of our common stock under this program. As of December 31, 2022, $10.0 million remains available under the stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2022.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

In 2022, we continued to grow our subscription revenue by enabling our customers to leverage our AI-driven solutions to help them compete in the digital economy, while managing our business towards profitability during a challenging macroeconomic environment. Notable items for 2022 included:
•subscription revenue increased 15% and total revenue increased 10% as compared to prior year as our subscription bookings improved;
•gross revenue retention rates remained above 93% during the trailing twelve months ended December 31, 2022; and
•recurring revenue, which consists of subscription and maintenance and support revenue, accounted for 84% of our total revenue.

Key Performance Metrics

We regularly review the following key performance metrics to assess the health and trajectory of our overall business:

ARR. Annual recurring revenue ("ARR"), a non-GAAP financial measure, is defined, as of a specific date, as contracted recurring revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions, and excluding perpetual and term license agreements. Subscription ARR is calculated in the same manner, but excludes maintenance and support ARR. ARR should be viewed independently of revenue, deferred revenue and other GAAP measures, and is not intended to be combined with any of these items. We adjust our reported ARR on an annual basis to reflect exchange rate changes. Our constant currency ARR is based on the actual currency rates set at the beginning of the year. The same rates are used to measure both 2022 and 2021 ARR. Total ARR on a constant currency basis as of December 31, 2022 was $247.5 million, up from $226.7 million as of December 31, 2021, an increase of 9%. Total ARR on an as reported basis as of December 31, 2022 was $245.3 million, or approximately $2.2 million lower than our constant currency ARR. Subscription ARR on a constant currency basis as of December 31, 2022 was $229.0 million, up from $195.1 million as of December 31, 2021, an increase of 17%. Subscription ARR on an as reported basis as of December 31, 2022 was $227.0 million, or approximately $2.0 million lower than our constant currency subscription ARR.

Net Cash used in Operating Activities. Net cash used in operating activities was $23.9 million for the year ended December 31, 2022, as compared to $18.6 million for the year ended December 31, 2021. The increase was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by increased cash collections during the period.

Free Cash Flow. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures (excluding expenditures for PROS new headquarters), purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used for the year ended December 31, 2022 was $21.7 million, compared to $20.2 million for the year ended December 31, 2021. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(23,906)	$(18,555)
Severance	3,058	—
Purchase of property and equipment (excluding new headquarters)	(861)	(1,655)
Free cash flow	$(21,709)	$(20,210)

Factors Affecting Our Performance

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•Macroeconomic Environment. We believe the combination of increased inflation, rising interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, the Russia-Ukraine conflict, and other macroeconomic conditions increases corporate focus on profitable growth. Despite this challenging environment, we remain confident in our ability to help optimize shopping and selling experiences for our customers. For example, pricing volatility and inflation are catalysts for demand for our price management and optimization solutions. Uncertain macroeconomic and industry conditions in countries and regions in which we operate create a challenging selling environment for large enterprise technology deployment, which impacted the pace of our sales closure rates in the second half of 2022, and we believe in the near term will lead new customers to increasingly emphasize smaller scope initial purchases with faster implementations. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations, cash flows and overall financial position, particularly in the long term, remain uncertain. Under this model, our lower subscription bookings during the pandemic will continue to adversely impact our subscription revenue growth rates due to the timing lag between subscription bookings and the revenue recognized on those bookings. However, despite the trailing impact of the pandemic on our prior revenue growth rates, we had double digit growth for both subscription revenue and total revenue in 2022. For a full discussion on the risks and uncertainties to our business, please see the "Risk Factors" section above.

•Profitable Growth as a Priority. We believe that our market opportunity is large and underpenetrated, and intend to continue investing in our business to create awareness for our solutions, acquire new customers, and expand within our existing customer base globally, while focusing on cash flow and profitability. We intend to continue investing for growth and also seek opportunities to mitigate the growth in our costs and reduce our existing cost structure. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value, improve efficiency, and provide out-of-the-box integration with third-party commerce solutions, and develop new applications and technologies.

•Travel Industry Recovering. Despite operational headwinds and regional variances in the timing of travel restrictions being lifted, the travel industry, particularly the airline industry, is recovering from the unprecedented disruption caused by the pandemic. While global capacity has not fully returned to pre-pandemic levels, demand for air travel continues to recover as restrictions have been lifted. Travel in North America has led this recovery with Asia Pacific lagging, particularly as China has only recently lifted international travel restrictions. The International Air Transport Association is forecasting airline industry profitability in 2023 with certain U.S.-based airlines already publicly reporting profitable quarters. Still, the rate of airline industry recovery could be impacted negatively if inflation impacts consumer disposable income or limits business travel. Despite this geographic variation, we expect airlines to increasingly prioritize technology investments as travel returns to pre-COVID levels.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers will increasingly drive demand for technology that provides fast, frictionless and personalized buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, in part due to a significant reduction in business travel, and we anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites. We believe companies must adopt technologies which power these types of experiences across sales channels as they modernize their sales process to compete in digital commerce. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels.

•Cloud Migrations. As we continue to migrate our on-premises customers from our legacy licensed solutions to our current cloud solutions, we expect our future maintenance and support revenue to continue to decline and subscription revenue to increase. We continue to encourage our customers to migrate to our cloud solutions as we have announced end of support dates for certain of our on-premises solutions.
Description of Key Components of our Operating Results

Revenue

    We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support services. Recurring revenues accounted for 84% of our total revenue in 2022.

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

    Maintenance and support. Maintenance and support revenue includes customer support for our legacy on-premises software and the right to unspecified software updates and enhancements. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided. Our maintenance and support contracts are generally one year in length, billed annually in advance, and non-cancelable.

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

    Significant judgments are required in determining whether services contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If services are determined not to be distinct, the services and the subscription are considered to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date that subscription services are made available to the customer. The associated revenue is allocated between subscription and services.
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

Research and development. Research and development expenses primarily consist of employee-related costs and third-party contractors who work on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, security and an allocation of depreciation, facilities and allocated overhead.

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
Results of Operations
Comparison of year ended December 31, 2022 with year ended December 31, 2021
Revenue:

	For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$204,041	74%	$178,006	71%	$26,035	15%
Maintenance and support	28,592	10%	35,111	14%	(6,519)	(19)%
Total subscription, maintenance and support	232,633	84%	213,117	85%	19,516	9%
Services	43,504	16%	38,306	15%	5,198	14%
Total revenue	$276,137	100%	$251,423	100%	$24,714	10%

Subscription revenue. Subscription revenue increased primarily due to revenue from our acquisition of EveryMundo in November 2021, and an increase in new and existing customer subscription contracts.

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

    Cost of revenue and gross profit.

	For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$55,039	20%	$53,418	21%	$1,621	3%
Cost of maintenance and support	8,004	3%	8,512	3%	(508)	(6)%
Total cost of subscription, maintenance and support	63,043	23%	61,930	25%	1,113	2%
Cost of services	47,037	17%	42,995	17%	4,042	9%
Total cost of revenue	$110,080	40%	$104,925	42%	$5,155	5%
Gross profit	$166,057	60%	$146,498	58%	$19,559	13%

Cost of subscription. Cost of subscription increased primarily due to an increase in intangibles amortization associated with the acquisition of EveryMundo and an increase in personnel costs to support our increased subscription customer base, including EveryMundo. The increase was partially offset by lower infrastructure costs driven by cost efficiencies and lower amortization expense for capitalized internal-use software. Our subscription gross profit percentage was 73% and 70% for the years ended December 31, 2022 and 2021, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased primarily due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base as we migrate customers to our subscription solutions. Maintenance and support gross profit percentages for the years ended December 31, 2022 and 2021, were 72% and 76%, respectively.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the period and higher travel expenses. Services gross profit percentages for the years ended December 31, 2022 and 2021, were (8)% and (12)%, respectively. The increase in services gross profit percentages was primarily due to the increase in services revenues.

    Operating expenses:

	For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$94,986	34%	$86,445	34%	$8,541	10%
Research and development	93,412	34%	82,268	33%	11,144	14%
General and administrative	54,202	20%	49,742	20%	4,460	9%
Acquisition-related	—	—%	2,386	1%	(2,386)	(100)%
Impairment charges	1,551	1%	—	—%	1,551	—%
Total operating expenses	$244,151	88%	$220,841	88%	$23,310	11%

Selling and marketing expenses. Selling and marketing expenses increased primarily due to an increase in headcount associated with the EveryMundo acquisition and higher severance cost including the separation of our Chief Operations Officer in the first quarter of 2022. In addition, there was an increase in travel related expenses and intangibles amortization related to the EveryMundo acquisition.

Research and development expenses. Research and development expenses increased primarily due to an increase in headcount associated with the EveryMundo acquisition as well as an increase in noncash share-based compensation and severance cost.

General and administrative expenses. General and administrative expenses increased primarily due to an increase in employee-related costs and a decrease in bad debt recovery. The bad debt recovery was $1.9 million for the year ended December 31, 2021 as a result of improved credit conditions with certain customers. In addition, our acquisition of EveryMundo also contributed to overall higher general and administrative expenses as compared to prior year.

Acquisition-related expenses. Acquisition-related expenses were $2.4 million for the year ended December 31, 2021, and consisted primarily of advisory, legal, accounting and other professional fees, insurance and integration costs for our acquisition of EveryMundo.

Impairment of fixed assets. During the year ended December 31, 2022, we recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

    Non-operating expenses:

	For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(6,304)	(2)%	$(6,304)	(3)%	$—	—%
Other income, net	$3,084	1%	$308	—%	$2,776	901%

    Convertible debt interest and amortization. Convertible debt interest expense for the years ended December 31, 2022 and 2021, related to coupon interest and amortization of debt issuance costs attributable to our Notes.

    Other income, net. The change in other income, net for the year ended December 31, 2022, primarily related to higher interest income during 2022 and a $1.3 million net gain on equity investments recognized during the year, partially offset by the impact of foreign currency fluctuations.

    Income tax provision:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	Variance $	Variance %
Effective tax rate	(1.1)%	(1.1)%	n/a	—%
Income tax provision	$932	$870	$62	7%

Our tax provision for the year ended December 31, 2022 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2022 and 2021 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2022 and 2021 only included foreign income and withholding taxes, resulting in an effective tax rate of (1.1)%. The difference between the effective tax rates and the federal statutory rate of 21% for the years ended December 31, 2022 and 2021 was primarily due to the increase in our valuation allowance of $16.6 million in each period.

    As of December 31, 2022 and 2021, we had a valuation allowance on our net deferred tax assets of $165.7 million and $146.8 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss and other deferred tax assets including capitalized research and development costs under Internal Revenue Code Section 174 as updated by the Tax Cuts and Jobs Act of 2017.

Comparison of year ended December 31, 2021 with year ended December 31, 2020

For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.
Liquidity and Capital Resources

At December 31, 2022, we had $203.6 million of cash and cash equivalents and $106.3 million of working capital as compared to $227.6 million of cash and cash equivalents and $128.7 million of working capital at December 31, 2021.

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

Our 2024 Notes, with a principal amount of $143.8 million, mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

    The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net cash used in operating activities	$(23,906)	$(18,555)	$(49,389)
Net cash used in investing activities	(1,142)	(85,173)	(30,460)
Net cash provided by financing activities	1,069	2,471	102,914
Cash and cash equivalents (beginning of period)	227,553	329,134	306,077
Cash and cash equivalents (end of period)	$203,627	$227,553	$329,134

Operating Activities

Net cash used in operating activities in 2022 was $23.9 million and increased as compared to $18.6 million in 2021. The $5.4 million increase over last year was primarily attributable to a higher annual incentive payment in 2022 as compared to prior year, partially offset by increased cash collections during the period.

Investing Activities

Net cash used in investing activities for 2022 was $1.1 million and decreased as compared to $85.2 million in 2021. The decrease was primarily due to the payment for the acquisition of EveryMundo in November 2021. In addition, there was a decrease in capital expenditures and equity investments in 2022 as compared to prior year.

Financing Activities

Net cash provided by financing activities for 2022 was $1.1 million and decreased as compared to $2.5 million in 2021. The decrease was primarily due to payments for tax withholdings on vesting of employee share-based awards in 2022.

Stock Repurchases

In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased under the program during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations as of December 31, 2022 consist of obligations under our Notes, operating leases and various service agreements.

The following table sets forth our material contractual obligations, excluding imputed interest, as of December 31, 2022. For further information, see the associated Notes to Consolidated Financial Statements as referenced below:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Reference
Notes, including interest	$312,726	$4,813	$151,163	$156,750	$—	Note 16
Operating leases	50,732	10,131	9,349	8,001	23,251	Note 8
Purchase commitments	166,473	34,541	84,516	47,416	—	Note 18
Total contractual obligations	$529,931	$49,485	$245,028	$212,167	$23,251
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

Subscription revenue

    Subscription revenue primarily consists of subscription fees that give customers access to one or more of our cloud applications along with related customer support. We primarily recognize subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis.

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

    Significant judgments are required in determining whether services contained in our customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation and revenue is recognized as the services are performed. If services are not determined to be distinct, the services and the subscription are determined to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date subscription services are made available to the customer. The associated revenue is allocated between subscription and services.

Customer contracts with multiple performance obligations

    A portion of our customer contracts contain multiple performance obligations. Significant judgment is required in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue is recognized when, or as, we satisfy the performance obligation. If obligations are determined not to be distinct, those obligations are accounted for as a single, combined performance obligation. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

Deferred Costs

Sales commissions earned by our sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are capitalized and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years. We determined the period of benefit by taking into consideration our customer contracts, expected renewals of those customer contracts (as we currently do not pay an incremental sales commission for renewals), our technology and other factors. We also capitalize amounts earned by employees other than sales representatives who earn incentive payments under compensation plans tied to the value of customer contracts acquired.

Noncash Share-Based Compensation
Noncash share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
To date, we have granted restricted stock units ("RSUs") and market stock units ("MSUs") from the 2017 Equity Stock Plan.

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

At December 31, 2022, we had $68.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.5 years.
Accounting for Income Taxes

    We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2022, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), expense recognition of our lease obligations, Research and Experimentation ("R&E") tax credit carryforwards and net operating losses.

    We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine it is more likely than not our net deferred tax assets will not be realized. During 2022, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2022.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2022, would have resulted in a $0.6 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Singapore and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure, would have changed revenue for the year ended December 31, 2022 by approximately $3.9 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

    As of December 31, 2022, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other Information
    None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships, Related Transactions and Director Independence
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

    Reference is made to the Index to Financial Statements in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

    Reference is made to Schedule II, Valuation and Qualifying Accounts, as indexed on page F-32.

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

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible notes in 2021.

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

Revenue recognition – Identifying distinct performance obligations within customer contracts

As described in Note 2 to the consolidated financial statements, for the year ended December 31, 2022, the Company recognized total revenue of $276.1 million from customer contracts. A portion of the Company's customer contracts contain multiple performance obligations. Significant judgment is required in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue for that separate performance obligation is recognized when, or as, the Company satisfies the performance obligation. If obligations are determined not to be distinct, those obligations are accounted for as a single, combined performance obligation. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

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
February 15, 2023
We have served as the Company’s auditor since 2002.

3

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$203,627	$227,553
Trade and other receivables, net of allowance of $609 and $1,206, respectively	48,178	40,581
Deferred costs, current	6,032	5,772
Prepaid and other current assets	9,441	9,623
Total current assets	267,278	283,529
Property and equipment, net	25,012	30,958
Operating lease right-of-use assets	17,474	25,732
Deferred costs, noncurrent	8,764	9,510
Intangibles, net	17,851	27,618
Goodwill	107,561	108,133
Other assets, noncurrent	9,012	9,003
Total assets	$452,952	$494,483
Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$7,964	$4,034
Accrued liabilities	12,854	12,631
Accrued payroll and other employee benefits	23,797	31,994
Operating lease liabilities, current	7,662	8,457
Deferred revenue, current	108,659	97,713
Total current liabilities	160,936	154,829
Deferred revenue, noncurrent	8,298	8,553
Convertible debt, net, noncurrent	289,779	288,287
Operating lease liabilities, noncurrent	28,184	38,034
Other liabilities, noncurrent	1,228	1,196
Total liabilities	488,425	490,899
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 50,318,726 and 49,201,265 shares issued, respectively; 45,638,003 and 44,520,542 shares outstanding, respectively	50	49
Additional paid-in capital	590,475	546,693
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(590,898)	(508,652)
Accumulated other comprehensive loss	(5,253)	(4,659)
Total stockholders’ (deficit) equity	(35,473)	3,584
Total liabilities and stockholders’ (deficit) equity	$452,952	$494,483
The accompanying notes are an integral part of these consolidated financial statements.
4

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$204,041	$178,006	$170,473
Maintenance and support	28,592	35,111	44,692
Total subscription, maintenance and support	232,633	213,117	215,165
Services	43,504	38,306	37,259
Total revenue	276,137	251,423	252,424
Cost of revenue:
Subscription	55,039	53,418	51,673
Maintenance and support	8,004	8,512	9,880
Total cost of subscription, maintenance and support	63,043	61,930	61,553
Services	47,037	42,995	43,080
Total cost of revenue	110,080	104,925	104,633
Gross profit	166,057	146,498	147,791
Operating expenses:
Selling and marketing	94,986	86,445	87,182
Research and development	93,412	82,268	77,165
General and administrative	54,202	49,742	49,524
Acquisition-related	—	2,386	—
Impairment of fixed assets	1,551	—	—
Loss from operations	(78,094)	(74,343)	(66,080)
Convertible debt interest and amortization	(6,304)	(6,304)	(11,125)
Other income, net	3,084	308	897
Loss before income tax provision	(81,314)	(80,339)	(76,308)
Income tax provision	932	870	676
Net loss	(82,246)	(81,209)	(76,984)
Net loss per share:
Basic and diluted	(1.82)	(1.83)	(1.78)
Weighted average number of shares:
Basic and diluted	45,269	44,348	43,301

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(594)	(1,228)	480
Other comprehensive (loss) income, net of tax	(594)	(1,228)	480
Comprehensive loss	$(82,840)	$(82,437)	$(76,504)
The accompanying notes are an integral part of these consolidated financial statements.
5

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(82,246)	$(81,209)	$(76,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,967	12,060	14,334
Amortization of debt issuance costs	1,491	1,491	8,743
Share-based compensation	42,714	35,075	24,399
Provision for credit losses	(280)	(1,910)	4,783
Impairment of fixed assets	1,551	—	—
(Gain)/ Loss on equity investments, net	(1,308)	—	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(7,330)	12,560	10,450
Deferred costs	486	3,202	2,749
Prepaid expenses and other assets	1,712	1,828	(1,376)
Operating lease right-of-use assets and liabilities	(2,175)	1,534	16,974
Accounts payable and other liabilities	3,964	(515)	(4,817)
Accrued liabilities	26	(426)	(9,848)
Accrued payroll and other employee benefits	(8,191)	4,693	(7,106)
Deferred revenue	10,713	(6,938)	(31,690)
Net cash used in operating activities	(23,906)	(18,555)	(49,389)
Investing activities:
Purchase of property and equipment	(861)	(2,796)	(28,493)
Purchase of equity securities	(281)	(2,895)	(281)
Acquisition of EveryMundo, net of cash acquired	—	(79,482)	—
Capitalized internal-use software development costs	—	—	(1,686)
Net cash used in investing activities	(1,142)	(85,173)	(30,460)
Financing activities:
Proceeds from employee stock plans	2,722	3,111	2,824
Tax withholding related to net share settlement of stock awards	(1,653)	(352)	(20,481)
Payments of notes payable	—	(288)	—
Proceeds from issuance of convertible debt, net	—	—	146,925
Debt issuance costs related to convertible debt	—	—	(1,019)
Purchase of Capped Call	—	—	(25,335)
Net cash provided by financing activities	1,069	2,471	102,914
Effect of foreign currency rates on cash	53	(324)	(8)
Net change in cash and cash equivalents	(23,926)	(101,581)	23,057
Cash and cash equivalents:
Beginning of period	227,553	329,134	306,077
End of period	$203,627	$227,553	$329,134

Supplemental disclosure of cash flow information:
Cash paid during period for:
Taxes	$(146)	$(403)	$(341)
Interest	$(4,938)	$(4,988)	$(1,680)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$11	$81	$341
The accompanying notes are an integral part of these consolidated financial statements.
6

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	42,630,123	$47	$560,496	4,680,723	$(29,847)	$(361,789)	$(3,911)	$164,996
Stock awards net settlement	765,801	1	(20,482)	—	—	—	—	(20,481)
Proceeds from employee stock plans	65,457	—	2,824	—	—	—	—	2,824
Equity component of convertible debt issuance, net	—	—	47,215	—	—	—	—	47,215
Purchase of Capped Call	—	—	(25,335)	—	—	—	—	(25,335)
Warrant exercise	163	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	24,322	—	—	—	—	24,322
Other comprehensive income (loss)	—	—	—	—	—	—	480	480
Net loss	—	—	—	—	—	(76,984)	—	(76,984)
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	977,915	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	81,083	—	3,111	—	—	—	—	3,111
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	34,993	—	—	—	—	34,993
Other comprehensive income (loss)	—	—	—	—	—	—	(1,228)	(1,228)
Net loss	—	—	—	—	—	(81,209)	—	(81,209)
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	1,010,875	1	(1,654)	—	—	—	—	(1,653)
Proceeds from employee stock plans	106,586	—	2,722	—	—	—	—	2,722
Noncash share-based compensation	—	—	42,714	—	—	—	—	42,714
Other comprehensive income (loss)	—	—	—	—	—	—	(594)	(594)
Net loss	—	—	—	—	—	(82,246)	—	(82,246)
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
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

Use of Estimates

    The preparation of these Consolidated Financial Statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses during the reporting period. The complexity and judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, the determination of the period of benefit for deferred commissions, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation and amortization, fair value of assets acquired and liabilities assumed for business combinations, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

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
8

    Trade and Other Receivables

    Trade and other receivables are primarily comprised of trade receivables, net of allowance for credit losses, contract assets and unbilled receivables. The Company records trade accounts receivable for its unconditional rights to consideration arising from the Company's performance under contracts with customers. The Company's standard billing terms are generally within thirty to sixty days from the date of the invoice. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value. When developing its estimate of expected credit losses on trade and other receivables, the Company considers the available information relevant to assessing the collectability of cash flows, which includes a combination of both internal and external information relating to past events, current conditions, and future forecasts as well as relevant qualitative and quantitative factors that relate to the environment in which the Company operates.

    Contract assets represent conditional rights to consideration that have been recognized as revenue in advance of billing the customer. Unbilled receivables represent unconditional rights to consideration arising from revenue that have been recognized in advance of billing the customer.

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

    The Company’s lease terms will include options to extend the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet. The Company’s lease agreements do not contain any residual value guarantees.

9

Deferred Costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are capitalized and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts and expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for contract renewals). The Company also capitalizes amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. There were no such amounts capitalized in the years ended December 31, 2022 and 2021. Amortization of deferred costs is included in selling and marketing expense in the Consolidated Statements of Comprehensive Income (Loss).

Deferred Implementation Costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), associated with contract arrangements where services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs directly related to customer contracts that are expected to be recoverable. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Income (Loss).

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

10

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

    Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2022, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.

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

    Financial Instruments

    The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2022 and 2021. For additional information on the Company’s fair value measurements, see Note 10 to the Consolidated Financial Statements.

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

11

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"); for the impact of adoption of the new standard, refer to "Recently Adopted Accounting Pronouncements" below.

Under the new standard, the Company records the principal amount of the Notes as a liability. Issuance costs attributable to the Notes are being amortized on a straight-line basis over the respective terms of the Notes and are presented as a direct deduction from convertible debt, net, noncurrent.

The 2024 Notes, with a principal amount of $143.8 million, mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date. At December 31, 2022, the Company had $203.6 million of cash and cash equivalents. The Company believes its existing cash and cash equivalents will provide adequate liquidity and capital resources to meet its operational requirements, anticipated capital expenditures and coupon interest payments for the Notes for the next twelve months. Capital markets have tightened recently in response to the macroeconomic environment making new financing more difficult and/or expensive and the Company may not be able to obtain such financing on terms acceptable to it or at all.

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

    Treasury Stock

    The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 12 to the Consolidated Financial Statements. There were no treasury stock repurchases under the program for the years ended December 31, 2022, 2021 and 2020.

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

Subscription revenue

    Subscription revenue primarily consists of subscription fees that give customers access to one or more of the Company's cloud applications with related customer support. The Company generally recognizes subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis. The Company's subscription
12

contracts do not provide customers with the right to take possession of the software supporting the service and, as a result, are accounted for as service contracts. The Company's subscription contracts are generally one to five years in length, billed annually in advance, and non-cancelable.

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

    Significant judgments are required in determining whether services contained in the Company's customer subscription contracts are considered distinct, including whether the services are capable of being distinct and whether they are separately identifiable. Services deemed to be distinct are accounted for as a separate performance obligation on a relative standalone selling price basis and revenue is recognized as the services are performed. If services are determined not to be distinct, the services and the subscription are considered to be a single performance obligation and revenue is recognized over the contractual term of the subscription beginning on the date subscription services are made available to the customer. The associated revenue is allocated between subscription and services.

Customer contracts with multiple performance obligations

    A portion of the Company's customer contracts contain multiple performance obligations. Significant judgment is required in determining whether multiple performance obligations contained in a single customer contract are capable of being distinct and are separately identifiable. An obligation determined to be distinct is accounted for as a separate performance obligation and revenue for that separate performance obligation is recognized when, or as, the Company satisfies the performance obligation. If obligations are determined not to be distinct, those obligations are accounted for as a single, combined performance obligation. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

Disaggregation of revenue

    The Company categorizes revenue from external customers by geographic area based on the location of the customer's headquarters. For additional information regarding the Company's revenue by geography, see Note 19 to the Consolidated Financial Statements.

Foreign Currency

The Company has certain contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in other income, net included in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The functional currency of PROS France SAS ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).
Noncash Share-Based Compensation
The Company's Amended and Restated 2017 Equity Incentive Plan (the "2017 Stock Plan") provides for noncash share-based compensation through the grant of: (i) restricted stock awards; (ii) restricted stock unit awards - time, performance
13

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
The following table presents the number of awards outstanding for each award type as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Award type	2022	2021
Restricted stock units (time-based)	2,235	2,145
Restricted stock units (performance-based)	—	140
Market stock units	216	126
EveryMundo Equity consideration	137	273
Restricted stock units. The fair value of the RSUs (time-based and performance-based) is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period. RSUs include (i) time-based awards and (ii) performance-based awards in which the number of shares that vest are based upon achievement of certain internal performance metrics set by the Company.
Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending December 31, 2023 and December 31, 2024 ("Performance Period"), respectively. The MSUs will vest on January 31, 2024 and January 31, 2025, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.

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
At December 31, 2022, there were an estimated $68.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 14 to the Consolidated Financial Statements.

14

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

Earnings Per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, shares of unvested restricted stock units, market stock units and equity consideration, and settlement of stock appreciation rights, if any. When the Company incurs a net loss, the effect of the Company's outstanding stock options, stock appreciation rights, restricted stock units, market stock units, equity consideration and convertible notes are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company early adopted the new standard effective January 1, 2021 on the modified retrospective basis. The adoption decreased additional paid-in capital by $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity, and increased convertible debt, net by $68.8 million related to the removal of the debt discounts and adjustment of debt issuance cost recorded under the previous standard. The net cumulative effect of the adjustments of $11.3 million was recorded as a decrease to the opening balance of the accumulated deficit as of January 1, 2021. As a result of the adoption, the noncash interest expense was lower for the year ended December 31, 2022 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Consolidated Statements of Cash Flows. Consolidated Financial Statements for the year ended December 31, 2020 remain as previously reported.
15

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

Recent Accounting Pronouncements

    With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, that are of significance or potential significance to the Company.
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

Since the acquisition date and for the year ended December 31, 2021, the Company has included $1.1 million of revenue and $1.4 million of net loss related to EveryMundo in its Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2022 and 2021, the Company incurred acquisition-related costs of zero and $2.4 million, respectively, consisting primarily of advisory, legal, accounting and other professional fees, and integration costs.

The final allocation of the purchase price for EveryMundo is as follows (in thousands):

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

16

The goodwill recognized was primarily attributable to the assembled workforce and expanded market opportunities from integrating EveryMundo's technology into the Company's product portfolio. The goodwill is deductible for U.S. federal income tax purposes.

The Company made a determination that $2.8 million of deferred tax asset was assumed on the acquisition date. The deferred tax asset is comprised of excess tax basis in goodwill. A full valuation allowance of $2.8 million was recorded offsetting the deferred tax asset as of the acquisition date.

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

	Year Ended December 31,
(in thousands, except earnings per share)	2021	2020
Total revenue	$261,807	$263,060
Net loss	(99,605)	(84,498)
Earnings per share - basic and diluted	$(2.25)	$(1.95)
4. Trade and Other Receivables, Net

Accounts receivable at December 31, 2022 and 2021, consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$40,852	$38,398
Unbilled receivables and contract assets	7,935	3,389
Total receivables	48,787	41,787
Less: Allowance for credit losses	(609)	(1,206)
Trade and other receivables, net	$48,178	$40,581

The bad debt (recovery) expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, totaled approximately $(0.3) million, $(1.9) million and $4.8 million, respectively.
5. Deferred Costs

    Deferred costs, which primarily consist of capitalized sales commissions, were $14.8 million and $15.3 million as of December 31, 2022 and December 31, 2021, respectively. Amortization expense for the deferred costs was $5.8 million, $6.2 million and $5.9 million for the year ended December 31, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Deferred Implementation Costs

    Deferred implementation costs, which related to certain customer contract fulfillment costs, were $1.6 million and $2.4 million as of December 31, 2022 and December 31, 2021, respectively. Amortization expense for the deferred implementation costs was $1.2 million, $1.2 million and $1.8 million for the year ended December 31, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
17

7. Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and 2021 consists of the following:

		December 31,
	Estimated useful life	2022	2021
Furniture and fixtures	5-10 years	$6,318	$6,312
Computers and equipment	3-5 years	15,262	17,008
Software	3-6 years	4,422	7,879
Capitalized internal-use software development costs	3 years	11,746	11,908
Leasehold improvements	Shorter of lease term or useful life	21,918	21,867
Property and equipment, gross		59,666	64,974
Less: Accumulated depreciation and amortization		(34,654)	(34,016)
Property and equipment, net		$25,012	$30,958

Depreciation and amortization was approximately $5.2 million, $8.0 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company disposed of approximately $3.1 million, $1.5 million and $8.3 million, respectively, of fully depreciated assets. During the years ended December 31, 2022, 2021 and 2020, the Company recognized no loss on disposal of assets. As of December 31, 2022 and 2021, the Company had approximately $14.4 million and $15.2 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2022 and 2021, the Company capitalized no internal-use software development costs related to its subscription solutions. As of December 31, 2022 and 2021, $11.7 million and $11.9 million, respectively, of capitalized internal-use software development costs were subject to amortization and $10.9 million and $10.1 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, the Company recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor. The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2021 and 2020.

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

As of December 31, 2022, the Company did not have any finance leases.

    The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$8,576	$9,737	$11,632
Variable lease cost	4,264	3,905	1,717
Sublease income	(222)	(108)	(375)
Total lease cost	$12,618	$13,534	$12,974
18

Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Cash paid for operating lease liabilities	$8,423	$8,828	$7,562
Right-of-use asset obtained in exchange for operating lease liability	$787	$1,949	$12,599

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	8.5 years	8.2 years
Weighted average discount rate:
Operating leases	7.63%	7.32%

In January 2022, an existing operating lease was modified due to a change in future payments. The result was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

    As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2023	$10,131
2024	5,208
2025	4,141
2026	4,036
2027	3,965
2028 and thereafter	23,251
Total operating lease payments	50,732
Less: Imputed interest	(14,886)
Total operating lease liabilities	$35,846
9. Goodwill and Intangible Assets

    The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, was as follows (in thousands):

Balance as of December 31, 2020	$50,044
Goodwill acquired	58,915
Foreign currency translation adjustments	(826)
Balance as of December 31, 2021	108,133
Foreign currency translation adjustments	(572)
Balance as of December 31, 2022	$107,561

    The goodwill balance related to PROS France is denominated in Euro and the goodwill balance related to PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.), Pros Travel Retail SAS (formerly Travelaer SAS) and EveryMundo is denominated in the U.S. dollar.

19

    Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2022
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$42,120	$29,409	$12,711
Maintenance relationships	8	3,374	3,374	—
Customer relationships	5	17,902	14,578	3,324
Trade name	8	2,100	284	1,816
Acquired technology	2	1,925	1,925	—
Total		$67,421	$49,570	$17,851
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2022.

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

    Intangible asset amortization expense for the years ended December 31, 2022, 2021 and 2020 was $9.8 million, $4.0 million and $6.3 million, respectively. As of December 31, 2022, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2023	$6,183
2024	4,637
2025	3,736
2026	2,533
2027	263
2028 and thereafter	499
Total amortization expense	$17,851
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

20

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

At December 31, 2022 and 2021, the Company had approximately $168.1 million and $203.3 million invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 16 for further detail regarding the Notes.

As of December 31, 2022 and 2021, the Company had $7.1 million and $5.5 million, respectively, of equity securities in privately held companies and a venture fund, which are included in other assets, noncurrent in the Consolidated Balance Sheet. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and if a qualitative assessment indicated that the investment is impaired.

During the third quarter of 2022, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recorded a non-cash gain of $3.3 million in other income, net in the Consolidated Statements of Comprehensive Income (Loss). During the fourth quarter of 2022, the Company identified an observable price change related to another equity investment. The change was determined to be a decrease in fair value below the carrying cost of the equity investment and the Company recorded an impairment loss of $2.0 million in other income, net in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2021 and 2020 the Company determined there were no impairments on its equity investments.
11. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the year ended December 31, 2022 and 2021, the Company recognized approximately $93.5 million and $95.2 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

    Performance Obligations

    As of December 31, 2022, the Company expects to recognize approximately $441.5 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $206.3 million of these performance obligations over the next 12 months, with the balance recognized thereafter.
12. Stockholders’ (deficit) equity

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
21

made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.
The Company did not repurchase any shares under this plan for the years ended December 31, 2022 and 2021. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2022.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(82,246)	$(81,209)	$(76,984)
Denominator:
Weighted average shares (basic)	45,269	44,348	43,301
Dilutive effect of potential common shares	—	—	—
Weighted average shares (diluted)	45,269	44,348	43,301
Basic earnings per share	$(1.82)	$(1.83)	$(1.78)
Diluted earnings per share	$(1.82)	$(1.83)	$(1.78)

    Dilutive potential common shares consist of shares issuable upon the vesting of RSUs, MSUs and equity consideration. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.3 million, 1.5 million and 1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for each of the years ended December 31, 2022, 2021 and 2020.
14. Noncash Share-Based Compensation

Employee Noncash Share-based Compensation Plans

2017 Stock Plan. The Company’s 2017 Stock Plan provides for the issuance of awards to employees, officers, directors and certain other individuals providing services to the Company who are eligible to receive awards. In May 2021, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 7,650,000. The Company may provide these incentives through the grant of: (i) restricted stock awards; (ii) RSUs (time, performance and market-based); (iii) stock options; (iv) SARs; (v) phantom stock; and (vi) performance awards, such as MSUs. As of December 31, 2022, there were no outstanding equity awards under any of the previous Company stock plans.

As of December 31, 2022, the Company had outstanding equity awards to acquire 2,204,569 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 1,988,883 RSUs and 215,686 MSUs. As of December 31, 2022, 2,983,140 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2022, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

Inducement awards. In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of EveryMundo. As of December 31, 2022, the Company had 245,816 outstanding equity inducement awards (the inducement awards, together with the 2017 Stock Plan are referred to as the "Stock Plans").

Equity consideration. As part of the EveryMundo acquisition in November 2021, the purchase agreement included equity consideration of 273,120 shares of the Company's common stock to be issued to the recipients contingent on their employment with the Company during a two-year period. Based on the underlying agreements, this portion of the consideration was determined to represent post-combination noncash share-based compensation expense from an accounting perspective as opposed to purchase consideration. The grant date fair value of the equity consideration stock awards is $36.32 and they vest in
22

equal annual installments over a two-year period from the grant date. As of December 31, 2022, the Company had 136,560 outstanding equity consideration shares.

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Income (Loss). The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	For the Year Ended December 31,
	2022	2021	2020
Share-based compensation:
Cost of revenue	$3,898	$3,679	$2,132
Operating expenses:
Selling and marketing	12,360	10,407	6,536
Research and development	12,496	8,288	6,061
General and administrative	13,960	12,701	9,670
Total included in operating expenses	38,816	31,396	22,267
Total share-based compensation expense	$42,714	$35,075	$24,399

At December 31, 2022, there were an estimated $68.1 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees, directors and consultants have historically vested in equal annual installments over a one to four-year period from the grant date. RSUs granted in 2022 vest 25% after one year and in equal quarterly installments for the remaining term of the award which is typically three additional years.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2022, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2021	2,145	$43.57
Granted	1,416	30.03
Vested	(869)	40.95
Forfeited	(457)	39.49
Unvested at December 31, 2022	2,235	$36.39	2.60

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $30.03, $43.28 and $52.62, respectively. The total fair value as of the respective vesting date of time-based RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $24.6 million, $32.9 million and $46.7 million, respectively.
23

RSUs (performance-based)

During 2019 and 2020, the Company granted performance-based RSUs ("PRSUs") under the 2017 Stock Plan to certain executive employees. The actual number of PRSUs that were eligible to vest pursuant to these awards, up to a maximum of 200% of the PRSUs initially granted, was based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The shares earned from the 2019 PRSUs vested on January 15, 2022. No shares were earned from the 2020 PRSUs. The following table summarizes the Company's unvested PRSUs as of December 31, 2022, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2021	140	$42.93
Granted	—	—
Vested	(75)	33.05
Forfeited	(65)	54.23
Unvested at December 31, 2022	—	$—	0

The weighted average grant-date fair value of the performance-based RSUs granted during the year ended December 31, 2020 was $54.23. The total fair value as of the respective vesting date of performance-based RSUs vested during the year ended December 31, 2022 was $2.1 million.

MSUs

In 2021 and 2022, the Company granted MSUs to certain executive employees under the Stock Plans. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The 2021 MSUs will vest on January 31, 2024 and the 2022 MSUs will vest on January 31, 2025. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2020. The following table summarizes the Company's MSUs activity for the year ended December 31, 2022 (number of shares in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (year)
Unvested at December 31, 2021	126	$56.05
Granted	117	37.65
Vested	—	—
Forfeited	(27)	56.05
Expired	—	—
Unvested at December 31, 2022	216	$43.34	1.63

The total fair value as of the respective vesting date of the MSUs vested during the years ended December 31, 2022, 2021 and 2020 was zero, $10.7 million and $12.7 million, respectively.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award. Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the year ended December 31, 2022 and 2021 are as follows:
24

	For the Year Ended December 31,
	2022	2021
Volatility	54.50%	53.29%
Risk-free interest rate	1.20%	0.22%
Expected award life in years	2.97	2.97
Dividend yield	—%	—%

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the year ended December 31, 2022, the Company issued 106,586 shares under the ESPP. As of December 31, 2022, 387,125 shares remain authorized and available for issuance under the ESPP. As of December 31, 2022, the Company held approximately $1.1 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
15. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and Foreign	932	870	676
	932	870	676
Deferred:
Federal	—	—	—
State	—	—	—
Income tax provision	$932	$870	$676
25

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the years ended December 31, 2022, 2021 and 2020, respectively, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision at the U.S. federal statutory rate	$(17,076)	$(16,870)	$(16,035)
Increase (decrease) resulting from:
Nondeductible expenses	215	630	482
Statutory to GAAP income adjustment	238	(193)	109
Noncash share-based compensation	3,971	1,194	(3,268)
Other	442	624	460
Incremental benefits for tax credits	(1,976)	(2,494)	(2,391)
Change in tax rate/income subject to lower tax rates	(865)	571	(2,385)
Change related to prior tax years	(662)	759	(553)
Change in valuation allowance	16,645	16,649	24,257
Income tax provision	$932	$870	$676

The Company’s effective tax rate was (1.1)%, (1.1)% and (0.9)% for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company's effective tax rate was impacted primarily by changes in valuation allowance.
The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Noncurrent deferred taxes:
Property and equipment	$(812)	$(694)
Noncash share-based compensation	3,611	3,235
Disallowed interest expense	2,664	9,290
Capitalized software	(66)	(1,534)
Amortization	2,074	1,364
Operating lease right-of-use assets	(8,238)	(6,374)
Operating lease liabilities	12,305	10,914
R&E tax credit carryforwards	16,862	14,886
Capitalized research and development expenses	18,089	—
Deferred revenue	1,823	1,879
Federal Net Operating Losses ("NOLs")	92,960	92,960
State NOLs	3,589	3,165
State Credits	4,157	4,157
Foreign NOLs	15,381	11,759
Foreign tax credit carryforward	2,057	2,168
Other	(671)	(223)
Total noncurrent deferred tax assets	165,785	146,952
Less: Valuation allowance	(165,671)	(146,832)
Total net deferred tax asset	$114	$120

The net deferred tax asset is classified as other assets, noncurrent in the accompanying Consolidated Balance Sheets.

26

The Company continues to record a valuation allowance against its U.S. Federal, U.S. State, and France net deferred tax balances. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2022, the Company determined that there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2022 and 2021.

The U.S. federal net operating losses, R&E tax credit and U.S. foreign tax credit carryforward amount available to be used in future periods, taking into account the Section 382 annual limitation and current year losses, is approximately $443.2 million, $21.0 million and $2.1 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031, and foreign tax credits began to expire in 2022. The U.S. net operating losses generated after January 1, 2018 have no expiration. Also included in foreign net operating losses are $55.0 million of French carryforwards which have no expiration.

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

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2022 and 2021. The Company is presently investing in international operations located in Europe, North America, the United Arab Emirates, Australia, Hong Kong and Singapore. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the year ended December 31, 2022, the Company had no balance in its reserve for unrecognized tax benefits. The balances for net unrecognized tax benefits for the years ended December 31, 2021 and 2020 were immaterial. The Company recorded immaterial amounts for interest and penalties to tax expense as of December 31, 2021 and 2020, respectively. During 2021, the Company determined that the statute of limitations concluded for specific positions and removed these positions from the uncertain tax positions. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The following table sets forth the changes to the Company's unrecognized tax benefit for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$—	$14	$14
Changes based on tax positions related to prior year	—	—	—
Changes due to settlement	—	(14)	—
Ending balance	$—	$—	$14
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.
16. Convertible Senior Notes

The Company issued $143.8 million principal amount of the 2024 Notes in May 2019 and $150.0 million principal amount of the 2027 Notes in September 2020. The interest rate for the 2024 Notes is fixed at 1% per annum and interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The interest rate for the 2027 Notes is fixed at 2.25% per annum and interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. The effective interest rate related to the amortization of the liability component of the 2024 Notes and the 2027 Notes prior to the adoption of ASU 2020-06 was 6.6% and 8.5%, respectively. The 2024 Notes mature on May 15, 2024 and the 2027 Notes mature on September 15, 2027, unless redeemed or converted in
27

accordance with their terms prior to such date.

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

As of December 31, 2022, the 2024 and 2027 Notes are not yet convertible, and their remaining life is approximately 16 months and 56 months, respectively.
28

As of December 31, 2022 and 2021, the fair value of the principal amount of the Notes was $263.7 million and $299.4 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Liability component:
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(3,971)	(5,463)
Net carrying amount	$289,779	$288,287

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Coupon	$4,813	$4,813	$2,422
Amortization of debt issuance costs	1,491	1,491	733
Amortization of debt discount	—	—	7,970
Total	$6,304	$6,304	$11,125

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
17. Credit Facility
The Company's $50 million secured Credit Agreement ("Revolver") with the lenders party thereto and Wells Fargo Bank, National Association as agent for the lenders party thereto expired in March 2022. There were no outstanding borrowings under the Revolver prior to its expiration.
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

29

Purchase Commitments

The purchase commitments consist of agreements to purchase goods and services entered into the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of December 31, 2022 (in thousands):

Year Ending December 31,	Amount
2023	$34,541
2024	40,385
2025	44,131
2026	47,416
2027	—
Thereafter	—
Total	$166,473

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
19. Segment and Geographic Information

The Company operates as one segment with a single reporting unit. Operating segments are the components of an enterprise where separate financial information is evaluated regularly by the chief operating decision-maker, who is the Company's Chief Executive Officer, in deciding how to allocate resources and assessing financial performance. The Company's chief operating decision-maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Revenue by Geography

The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly, the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics.

International revenue for the years ended December 31, 2022, 2021 and 2020, amounted to approximately $177.8 million, $162.5 million and $170.1 million, respectively, representing 64%, 65% and 67%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2022, 2021 and 2020. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2022		2021		2020
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$98,361	36%	$88,892	35%	$82,299	32%
Other	25,137	9%	21,349	9%	25,123	10%
Subtotal	123,498	45%	110,241	44%	107,422	42%
Europe	83,485	30%	76,484	30%	74,936	30%
Asia Pacific	41,055	15%	41,234	16%	47,416	19%
The Middle East	26,395	9%	21,962	9%	21,825	9%
Africa	1,704	1%	1,502	1%	825	—%
Total revenue	$276,137	100%	$251,423	100%	$252,424	100%
30

20. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2022, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for 10% or more of revenue.
21. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
22. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 8% of employee contributions, and the Company may also make discretionary contributions. Matching contributions by the Company in 2022, 2021 and 2020 totaled approximately $3.9 million, $3.5 million and $4.3 million, respectively.

23. Severance and Other Related Costs

In October 2022, the Company reprioritized its investments to focus on supporting key growth areas of its business. As a result of this reprioritization, the Company incurred approximately $4.0 million of severance, employee benefits, outplacement and related costs in the fourth quarter of 2022. These costs were recorded primarily as operating expenses in the Consolidated Statements of Comprehensive Income (Loss), mainly research and development, and sales and marketing. During the quarter ended December 31, 2022, cash payments of $3.1 million were recorded for the incurred costs.

24. Subsequent Event

In early 2023, the Company made organizational changes to focus on supporting key growth areas of its business. As a result, the Company expects to incur approximately $3.0 million of severance, employee benefits, outplacement and related costs in the first quarter of 2023.
31

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for credit losses
2022	$1,206	$552	$(1,149)	$—	$609
2021	$4,122	$161	$(3,077)	$—	$1,206
2020	$214	$5,870	$(1,962)	$—	$4,122
Valuation allowance
2022	$146,832	$16,645	$—	$2,194	$165,671
2021	$130,733	$16,649	$—	$(550)	$146,832
2020	$106,476	$24,375	$—	$(118)	$130,733
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.
32

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

2.1	Agreement and Plan of Merger dated as of November 30, 2021		8-K	11/30/2021
3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.5	Global Note, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.6	Description of Registered Securities.		10-K	2/19/2020

10.1+	Amended and Restated 2017 Equity Incentive Plan, as amended.		DEF-14A	4/2/2021

10.2+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.3+	Form of Notice of Grant of Stock Option and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.4+	Form of Notice of Grant of Performance Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.5+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.6+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.7+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2022)		10-K	2/18/2022

10.8+	Form of Notice of Grant of Stock Appreciation Rights and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.9+	Form of Performance Restricted Stock Unit Agreement.		8-K	1/18/2019

10.10+	2013 Employee Stock Purchase Plan, as amended.		DEF-14A	4/2/2021

10.11	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.12+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.13+	Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		8-K	12/4/2018

10.14+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.16	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.17	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.18	Form of Base Capped Call Confirmation.		8-K	9/16/2020

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-39 of this Annual Report on Form 10-K.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

33

Item 16. Form 10-K summary

    Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.
34

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2023.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 15, 2023
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2023
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2023
Scott Cook

/s/ William Russell	Chairman of the Board	February 15, 2023
William Russell

/s/ Carlos Dominguez	Director	February 15, 2023
Carlos Dominguez

/s/ Raja Hammoud	Director	February 15, 2023
Raja Hammoud

/s/ Leland T. Jourdan	Director	February 15, 2023
Leland T. Jourdan

/s/ Catherine Lesjak	Director	February 15, 2023
Catherine Lesjak

/s/ Greg B. Petersen	Director	February 15, 2023
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 15, 2023
Timothy V. Williams

35