Form 10-Q
period 2023-03-31
PROS Holdings, Inc.
filed 2023-05-02
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 46,044,260 as of April 25, 2023.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

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

PART I.     FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$192,376	$203,627
Trade and other receivables, net of allowance of $722 and $609, respectively	45,787	48,178
Deferred costs, current	6,433	6,032
Prepaid and other current assets	12,149	9,441
Total current assets	256,745	267,278
Property and equipment, net	25,442	25,012
Operating lease right-of-use assets	14,797	17,474
Deferred costs, noncurrent	7,938	8,764
Intangibles, net	16,046	17,851
Goodwill	107,717	107,561
Other assets, noncurrent	8,872	9,012
Total assets	$437,557	$452,952
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$4,197	$7,964
Accrued liabilities	13,356	12,854
Accrued payroll and other employee benefits	15,624	23,797
Operating lease liabilities, current	5,461	7,662
Deferred revenue, current	122,192	108,659
Total current liabilities	160,830	160,936
Deferred revenue, noncurrent	6,161	8,298
Convertible debt, net	290,152	289,779
Operating lease liabilities, noncurrent	27,135	28,184
Other liabilities, noncurrent	1,247	1,228
Total liabilities	485,525	488,425
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 50,711,964 and 50,318,726 shares issued, respectively; 46,031,241 and 45,638,003 shares outstanding, respectively	51	50
Additional paid-in capital	596,805	590,475
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(609,900)	(590,898)
Accumulated other comprehensive loss	(5,077)	(5,253)
Total stockholders' (deficit) equity	(47,968)	(35,473)
Total liabilities and stockholders' (deficit) equity	$437,557	$452,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$55,969	$48,765
Maintenance and support	5,712	7,855
Total subscription, maintenance and support	61,681	56,620
Services	11,501	9,872
Total revenue	73,182	66,492
Cost of revenue:
Subscription	14,093	13,779
Maintenance and support	2,282	2,167
Total cost of subscription, maintenance and support	16,375	15,946
Services	13,167	11,415
Total cost of revenue	29,542	27,361
Gross profit	43,640	39,131
Operating expenses:
Selling and marketing	26,010	25,287
Research and development	22,291	24,467
General and administrative	14,135	14,329
Impairment of fixed assets	—	1,551
Loss from operations	(18,796)	(26,503)
Convertible debt interest and amortization	(1,576)	(1,576)
Other income (expense), net	1,451	(418)
Loss before income tax provision	(18,921)	(28,497)
Income tax provision	81	143
Net loss	$(19,002)	$(28,640)

Net loss per share:
Basic and diluted	$(0.41)	$(0.64)
Weighted average number of shares:
Basic and diluted	45,926	45,085
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$176	$(222)
Other comprehensive income (loss), net of tax	176	(222)
Comprehensive loss	$(18,826)	$(28,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(19,002)	$(28,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,001	4,647
Amortization of debt issuance costs	373	373
Share-based compensation	9,904	11,225
Provision for credit losses	108	(91)
Loss on disposal of assets	35	—
Impairment of fixed assets	—	1,551
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,239	(12,130)
Deferred costs	425	(48)
Prepaid expenses and other assets	(2,505)	(262)
Operating lease right-of-use assets and liabilities	(591)	(739)
Accounts payable and other liabilities	(3,793)	3,903
Accrued liabilities	504	(109)
Accrued payroll and other employee benefits	(8,174)	(13,246)
Deferred revenue	11,333	22,552
Net cash used in operating activities	(6,143)	(11,014)
Investing activities:
Purchases of property and equipment	(1,546)	(461)
Net cash used in investing activities	(1,546)	(461)
Financing activities:
Proceeds from employee stock plans	1,137	1,443
Tax withholding related to net share settlement of stock awards	(4,710)	(212)
Net cash (used in) provided by financing activities	(3,573)	1,231
Effect of foreign currency rates on cash	11	84
Net change in cash and cash equivalents	(11,251)	(10,160)
Cash and cash equivalents:
Beginning of period	203,627	227,553
End of period	$192,376	$217,393

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$136	$45
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	338,089	1	(4,711)	—	—	—	—	(4,710)
Proceeds from employee stock plans	55,149	—	1,137	—	—	—	—	1,137
Noncash share-based compensation	—	—	9,904	—	—	—	—	9,904
Other comprehensive loss	—	—	—	—	—	—	176	176
Net loss	—	—	—	—	—	(19,002)	—	(19,002)
Balance at March 31, 2023	46,031,241	$51	$596,805	4,680,723	$(29,847)	$(609,900)	$(5,077)	$(47,968)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	609,397	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	49,245	—	1,443	—	—	—	—	1,443
Noncash share-based compensation	—	—	11,225	—	—	—	—	11,225
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Net loss	—	—	—	—	—	(28,640)	—	(28,640)
Balance at March 31, 2022	45,179,184	$50	$559,148	4,680,723	$(29,847)	$(537,292)	$(4,881)	$(12,822)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders' (deficit) equity for the three months ended March 31, 2023 and 2022.
Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.
Changes in accounting policies
There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $176.5 million and $168.1 million at March 31, 2023 and December 31, 2022, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.4 million and $14.8 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for the deferred costs was $1.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), that are associated with arrangements where professional services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs that are directly related to customer contracts expected to be recoverable to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $1.5 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for the deferred implementation costs was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the three months ended March 31, 2023 and 2022, the Company recorded zero and $1.6 million, respectively, of impairment charge related to fixed assets. The 2022 impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor.

Recently issued accounting pronouncements not yet adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $49.4 million and $44.3 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance Obligations

As of March 31, 2023, the Company expects to recognize approximately $430.6 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $210.0 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three months ended March 31, 2023 and 2022. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended March 31,
	2023		2022
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$26,232	36%	$23,194	35%
Europe	22,949	31%	20,823	31%
The rest of the world	24,001	33%	22,475	34%
Total revenue	$73,182	100%	$66,492	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 10 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of March 31, 2023, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$2,251	$1,842
Right-of-use asset obtained in exchange for operating lease liability	$—	$—

    In January 2023 and 2022, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1 million and the result of the 2022 modification was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2023	$6,649
2024	4,869
2025	4,057
2026	4,039
2027	3,965
2028	4,029
Thereafter	19,223
Total operating lease payments	46,831
Less: Imputed interest	(14,235)
Total operating lease liabilities	$32,596

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss	$(19,002)	$(28,640)
Denominator:
Weighted average shares (basic)	45,926	45,085
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	45,926	45,085
Basic loss per share	$(0.41)	$(0.64)
Diluted loss per share	$(0.41)	$(0.64)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 2.4 million and 2.2 million for the three months ended March 31, 2023 and 2022, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for both the three months ended March 31, 2023 and 2022.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. As of March 31, 2023, 1,344,949 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of March 31, 2023 and December 31, 2022, respectively, (in thousands):

Award type	March 31, 2023	December 31, 2022
Restricted stock units (time-based)	3,209	2,235
Market stock units	358	216
EveryMundo equity consideration	137	137

During the three months ended March 31, 2023, the Company granted 1,547,607 RSUs (time-based) with a weighted average grant-date fair value of $25.59 per share. The Company also granted 142,386 MSUs with a weighted average grant-date fair value of $30.42 to certain executive employees during the three months ended March 31, 2023. These MSUs vest on January 31, 2026 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The assumptions used to value the MSUs granted during the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
Volatility	63.26%
Risk-free interest rate	3.76%
Expected award life in years	2.97
Dividend yield	—%

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Share-based compensation:
Cost of revenue	$832	$825
Operating expenses:
Selling and marketing	2,928	3,240
Research and development	2,350	3,713
General and administrative	3,794	3,447
Total included in operating expenses	9,072	10,400
Total share-based compensation expense	$9,904	$11,225

    At March 31, 2023, the Company had an estimated $100.7 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 3.0 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three months ended March 31, 2023, the Company issued 55,149 shares under the ESPP. As of March 31, 2023, 331,976 shares remain authorized and available for issuance under the ESPP. As of March 31, 2023, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of March 31, 2023 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$—	$142,779	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$147,373	2.25%

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

The 2027 Notes mature on September 15, 2027 and the 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date. At March 31, 2023, the Company had $192.4 million of cash and cash equivalents. The Company believes its existing cash and cash equivalents will provide adequate liquidity and capital resources to meet its operational requirements, anticipated capital expenditures and coupon interest payments for the Notes for the next twelve months. Capital markets have tightened recently in response to the macroeconomic environment making new financing more difficult and/or expensive and the Company may not be able to obtain such financing on terms acceptable to it or at all.

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

As of March 31, 2023, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 53 months and 13 months, respectively.

As of March 31, 2023 and December 31, 2022, the fair value of the principal amount of the Notes in the aggregate was $277.3 million and $263.7 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(3,598)	(3,971)
Net carrying amount	$290,152	$289,779

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Coupon interest	$1,203	$1,203
Amortization of debt issuance costs	373	373
Total	$1,576	$1,576

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. In January 2023, the Company entered into a noncancelable agreement for software support services with a four-year term. The remaining purchase commitment as of March 31, 2023 was $3.5 million and the agreement expires in March 2027. There were no other material changes outside the ordinary course of business to the noncancellable purchase commitments disclosed in the Annual Report.

10. Severance and Other Related Costs

In the quarter ended March 31, 2023, the Company made additional organizational changes and incurred approximately $3.6 million of severance, employee benefits, outplacement and related costs during the period. These costs were recorded primarily as operating expenses in the unaudited condensed consolidated statements of comprehensive loss, mainly research and development, and sales and marketing. During the quarter ended March 31, 2023, cash payments of $3.2 million were recorded for the incurred costs. The Company expects to settle the remaining accrued expense of approximately $1.3 million during 2023.

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

Q1 2023 Financial Overview

In the first quarter of 2023, we continued to grow our subscription revenue. For the three months ended March 31, 2023, our subscription revenue increased 15% and total revenue increased 10% for the three months ended March 31, 2023, each as compared to the same period in 2022. Recurring revenue (which consists of subscription revenue and maintenance and support revenue) as a percentage of total revenue accounted for 84% and 85% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Our gross revenue retention rates remained above 93% during the trailing twelve months ended March 31, 2023.

Cash used in operating activities was $6.1 million for the three months ended March 31, 2023, as compared to $11.0 million for the three months ended March 31, 2022. The improvement was primarily attributable to increased cash collections during the period and a lower annual incentive payment in 2023 as compared to prior year.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2023 was $4.5 million, compared to $11.5 million for the three months ended March 31, 2022. The improvement was primarily attributable to increased cash collections during the period and a lower annual incentive payment in 2023 as compared to prior year. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,143)	$(11,014)
Severance	3,170	—
Purchase of property and equipment	(1,546)	(461)
Free Cash Flow	$(4,519)	$(11,475)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic Environment. We believe the combination of increased inflation, rising interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, the Russia-Ukraine conflict, and other macroeconomic conditions increases corporate focus on profitable growth. Despite this challenging environment, we remain confident in our ability to help optimize shopping and selling experiences for our customers. For example, pricing volatility and inflation are catalysts for demand for our price management and optimization solutions. Uncertain macroeconomic and industry conditions in countries and regions in which we operate create a challenging selling environment for large enterprise technology deployment and we believe in the near term will lead new customers to increasingly emphasize smaller scope initial purchases with faster implementations. While our recurring revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations, cash flows and overall financial position, particularly in the long term, remain uncertain. Under this model, our lower subscription bookings during the pandemic has adversely impacted our subscription revenue growth rates due to the timing lag between subscription bookings and the revenue recognized on those bookings. However, despite the impact of the pandemic on our prior revenue growth rates, we had double digit growth for both subscription revenue and total revenue in the first quarter of 2023. For a full discussion on the risks and uncertainties to our business, please see the "Risk Factors" section in our Annual Report.

•Profitable Growth as a Priority. We believe our market opportunity is large and underpenetrated and intend to continue investing in our business to create awareness for our solutions, acquire new customers, and expand within our existing customer base globally, while focusing on cash flow and profitability. We intend to continue investing for growth and also seek opportunities to mitigate the growth in our costs and reduce our existing cost structure. We also plan to continue investing in product development to enhance our existing technologies, including initiatives to accelerate customer time-to-value, improve efficiency, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies.

•Travel Industry Recovering. Despite operational headwinds and regional variances in the timing of travel restrictions being lifted, the travel industry, particularly the airline industry, continues to recover from the unprecedented disruption caused by the pandemic. While global capacity has not fully returned to pre-pandemic levels, demand for air travel continues to increase as restrictions have been lifted. Travel in North America has led this recovery with Asia Pacific lagging, particularly as China has only recently lifted international travel restrictions. The International Air Transport Association is forecasting airline industry profitability in 2023 with certain U.S.-based airlines already publicly reporting profitable quarters. Still, the rate of airline industry recovery could be impacted negatively if inflation impacts consumer disposable income or limits business travel. Despite geographic variation, we expect airlines to increasingly prioritize technology investments as travel returns to pre-COVID levels.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers will increasingly drive demand for technology that provides fast, frictionless and personalized buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer not to interact with sales representatives as their primary source of research, and increasingly prefer to buy online when they have already decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites. We believe companies must adopt technologies which power these types of experiences across sales channels as they modernize their sales process to compete in digital commerce. Increasingly, companies are looking to AI to deliver actionable insights from their data, improve and customize their offerings and drive process efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	76%	73%
Maintenance and support	8	12
Total subscription, maintenance and support	84	85
Services	16	15
Total revenue	100	100
Cost of revenue:
Subscription	19	21
Maintenance and support	3	3
Total cost of subscription, maintenance and support	22	24
Services	18	17
Total cost of revenue	40	41
Gross profit	60	59
Operating Expenses:
Selling and marketing	36	38
Research and development	30	37
General and administrative	19	22
Impairment of fixed assets	—	2
Total operating expenses	85	99
Convertible debt interest and amortization	(2)	(2)
Other income (expense), net	2	(1)
Loss before income tax provision	(26)	(43)
Income tax provision	—	—
Net loss	(26)%	(43)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2023	2022	$	%
Subscription	$55,969	$48,765	$7,204	15%
Maintenance and support	5,712	7,855	(2,143)	(27)%
Total subscription, maintenance and support	61,681	56,620	5,061	9%
Services	11,501	9,872	1,629	17%
Total revenue	$73,182	$66,492	$6,690	10%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts and a recovery of approximately $1 million from a customer that previously declared bankruptcy.

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

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2023	2022	$	%
Cost of subscription	$14,093	$13,779	$314	2%
Cost of maintenance and support	2,282	2,167	115	5%
Total cost of subscription, maintenance and support	16,375	15,946	429	3%
Cost of services	13,167	11,415	1,752	15%
Total cost of revenue	29,542	27,361	2,181	8%
Gross profit	$43,640	$39,131	$4,509	12%

Cost of subscription. Cost of subscription increased slightly primarily due to increased infrastructure cost to support our current subscription customer base and higher employee-related costs mainly due to increase in headcount. The increase was partially offset by a decrease in amortization expense for intangible assets and internal-use software. Our subscription gross profit percentages were 75% and 72% for the three months ended March 31, 2023 and 2022, respectively.

Cost of maintenance and support. Cost of maintenance and support remained relatively unchanged. Maintenance and support gross profit percentages were 60% and 72% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross profit percentages was primarily due to lower maintenance and support revenue as we continue to migrate customers to our subscription solutions and the cost of maintenance and support being relatively fixed.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the period. Services gross profit percentages were (14)% and (16)% for the three months ended March 31, 2023 and 2022, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2023	2022	$	%
Selling and marketing	$26,010	$25,287	$723	3%
Research and development	22,291	24,467	(2,176)	(9)%
General and administrative	14,135	14,329	(194)	(1)%
Impairment of fixed assets	—	1,551	(1,551)	(100)%
Total operating expenses	$62,436	$65,634	$(3,198)	(5)%

Selling and marketing expenses. During the three months ended March 31, 2023, selling and marketing expenses increased primarily due to an increase in sales and marketing initiatives and travel expenses. The increase was partially offset by a decrease in employee-related costs mainly due to organizational changes.

Research and development expenses. Research and development expenses decreased primarily due to a decrease in noncash share-based compensation and contractors expense. The noncash share-based compensation was higher in prior year mainly due to the acceleration of equity awards related to the retirement of a senior officer in the first quarter of 2022.

General and administrative expenses. General and administrative expenses remained relatively consistent with prior year.

Impairment of fixed assets. During the three months ended March 31, 2023 and 2022, we recorded zero and $1.6 million impairment charge related to fixed assets, respectively. The 2022 impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2023	2022	$	%
Convertible debt interest and amortization	$(1,576)	$(1,576)	$—	—%
Other income (expense), net	$1,451	$(418)	$1,869	(447)%

Convertible debt interest and amortization. Convertible debt expense for the three months ended March 31, 2023 and 2022 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other income (expense), net. The change in other income (expense), net for the three months ended March 31, 2023, primarily related to higher interest income and to a smaller extent due to the impact of foreign currency fluctuations.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2023	2022	$	%
Effective tax rate	(0.4)%	(0.5)%	n/a	n/a
Income tax provision	$81	$143	$(62)	(43)%

Income tax provision. The tax provision for the three months ended March 31, 2023 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (0.4)% and (0.5)% for the three months ended March 31, 2023 and 2022, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At March 31, 2023, we had $192.4 million of cash and cash equivalents and $95.9 million of working capital as compared to $203.6 million of cash and cash equivalents and $106.3 million of working capital at December 31, 2022.

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

    We believe our existing cash and cash equivalents will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures and coupon interest payments for our Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened recently in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. During the first quarter of 2023, the financial markets experienced disruption due to certain bank failures. We have not experienced any material impact from the disruption but will continue to monitor the situation and take action accordingly.

Our 2024 Notes, with a principal amount of $143.8 million, mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(6,143)	$(11,014)
Net cash used in investing activities	(1,546)	(461)
Net cash (used in) provided by financing activities	(3,573)	1,231
Cash and cash equivalents (beginning of period)	203,627	227,553
Cash and cash equivalents (end of period)	$192,376	$217,393

Operating Activities

    Net cash used in operating activities for the three months ended March 31, 2023 was $6.1 million. The $4.9 million improvement over last year was primarily attributable to increased cash collections during the period and a lower annual incentive payment in 2023 as compared to prior year.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $1.5 million. The increase was due to higher capital expenditures, primarily related to third-party software license renewal, in 2023 as compared to the same period in prior year.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $3.6 million. The increase was primarily attributable to higher tax withholding payments on the vesting of employee share-based awards.

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

Recent Accounting Pronouncements

    See "Recently issued accounting pronouncements not yet adopted" in Note 2 above for discussion of recent accounting pronouncements including the respective expected dates of adoption, if any.

Critical accounting policies and estimates

    Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment required in our estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our critical accounting policies related to the estimates and judgments are discussed in our Annual Report under management's discussion and analysis of financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of March 31, 2023 would result in a loss of approximately $0.9 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Ecuador and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three months ended March 31, 2023 by approximately $1.1 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    As of March 31, 2023, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on our evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of March 31, 2023, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended March 31, 2023.

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

PROS HOLDINGS, INC.

May 2, 2023	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 2, 2023	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)