Form 10-Q
period 2023-06-30
PROS Holdings, Inc.
filed 2023-07-25
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 46,202,671 as of July 19, 2023.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$184,567	$203,627
Trade and other receivables, net of allowance of $679 and $609, respectively	54,163	48,178
Deferred costs, current	6,221	6,032
Prepaid and other current assets	11,413	9,441
Total current assets	256,364	267,278
Property and equipment, net	24,659	25,012
Operating lease right-of-use assets	14,050	17,474
Deferred costs, noncurrent	8,234	8,764
Intangibles, net	14,425	17,851
Goodwill	107,724	107,561
Other assets, noncurrent	8,508	9,012
Total assets	$433,964	$452,952
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$6,874	$7,964
Accrued liabilities	13,784	12,854
Accrued payroll and other employee benefits	20,109	23,797
Operating lease liabilities, current	4,863	7,662
Deferred revenue, current	116,365	108,659
Current portion of convertible debt, net	143,003	—
Total current liabilities	304,998	160,936
Deferred revenue, noncurrent	5,218	8,298
Convertible debt, net	147,522	289,779
Operating lease liabilities, noncurrent	26,456	28,184
Other liabilities, noncurrent	1,224	1,228
Total liabilities	485,418	488,425
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 50,821,459 and 50,318,726 shares issued, respectively; 46,140,736 and 45,638,003 shares outstanding, respectively	51	50
Additional paid-in capital	606,599	590,475
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(623,189)	(590,898)
Accumulated other comprehensive loss	(5,068)	(5,253)
Total stockholders' (deficit) equity	(51,454)	(35,473)
Total liabilities and stockholders' (deficit) equity	$433,964	$452,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$57,304	$50,386	$113,273	$99,151
Maintenance and support	5,093	7,249	10,805	15,104
Total subscription, maintenance and support	62,397	57,635	124,078	114,255
Services	13,395	10,727	24,896	20,599
Total revenue	75,792	68,362	148,974	134,854
Cost of revenue:
Subscription	14,059	13,746	28,152	27,525
Maintenance and support	1,876	1,988	4,158	4,155
Total cost of subscription, maintenance and support	15,935	15,734	32,310	31,680
Services	12,636	11,907	25,803	23,322
Total cost of revenue	28,571	27,641	58,113	55,002
Gross profit	47,221	40,721	90,861	79,852
Operating expenses:
Selling and marketing	24,880	24,020	50,890	49,307
Research and development	21,847	23,401	44,138	47,868
General and administrative	13,849	13,837	27,984	28,166
Impairment of fixed assets	—	—	—	1,551
Loss from operations	(13,355)	(20,537)	(32,151)	(47,040)
Convertible debt interest and amortization	(1,576)	(1,576)	(3,152)	(3,152)
Other income (expense), net	1,791	(2)	3,242	(420)
Loss before income tax provision	(13,140)	(22,115)	(32,061)	(50,612)
Income tax provision	149	291	230	434
Net loss	$(13,289)	$(22,406)	$(32,291)	$(51,046)

Net loss per share:
Basic and diluted	$(0.29)	$(0.50)	$(0.70)	$(1.13)
Weighted average number of shares:
Basic and diluted	46,101	45,222	46,013	45,154
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$9	$(628)	$185	$(850)
Other comprehensive income (loss), net of tax	9	(628)	185	(850)
Comprehensive loss	$(13,280)	$(23,034)	$(32,106)	$(51,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(32,291)	$(51,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,752	8,448
Amortization of debt issuance costs	746	746
Share-based compensation	20,656	21,991
Provision for credit losses	88	(300)
Loss on disposal of assets	35	—
Impairment of fixed assets	—	1,551
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(6,070)	6,441
Deferred costs	341	132
Prepaid expenses and other assets	(1,449)	(1,395)
Operating lease right-of-use assets and liabilities	(1,237)	(1,117)
Accounts payable and other liabilities	(1,252)	1,629
Accrued liabilities	1,077	(68)
Accrued payroll and other employee benefits	(3,688)	(9,144)
Deferred revenue	4,607	9,187
Net cash used in operating activities	(12,685)	(12,945)
Investing activities:
Purchases of property and equipment	(1,823)	(769)
Investment in equity securities	—	(169)
Net cash used in investing activities	(1,823)	(938)
Financing activities:
Proceeds from employee stock plans	1,137	1,443
Tax withholding related to net share settlement of stock awards	(5,668)	(212)
Net cash (used in) provided by financing activities	(4,531)	1,231
Effect of foreign currency rates on cash	(21)	277
Net change in cash and cash equivalents	(19,060)	(12,375)
Cash and cash equivalents:
Beginning of period	203,627	227,553
End of period	$184,567	$215,178

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$194	$140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	46,031,241	$51	$596,805	4,680,723	$(29,847)	$(609,900)	$(5,077)	$(47,968)
Stock awards net settlement	109,495	—	(958)	—	—	—	—	(958)
Noncash share-based compensation	—	—	10,752	—	—	—	—	10,752
Other comprehensive loss	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	(13,289)	—	(13,289)
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	45,179,184	$50	$559,148	4,680,723	$(29,847)	$(537,292)	$(4,881)	$(12,822)
Stock awards net settlement	68,095	—	—	—	—	—	—	—
Noncash share-based compensation	—	—	10,766	—	—	—	—	10,766
Other comprehensive loss	—	—	—	—	—	—	(628)	(628)
Net loss	—	—	—	—	—	(22,406)	—	(22,406)
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	447,584	1	(5,669)	—	—	—	—	(5,668)
Proceeds from employee stock plans	55,149	—	1,137	—	—	—	—	1,137
Noncash share-based compensation	—	—	20,656	—	—	—	—	20,656
Other comprehensive loss	—	—	—	—	—	—	185	185
Net loss	—	—	—	—	—	(32,291)	—	(32,291)
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	677,492	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	49,245	—	1,443	—	—	—	—	1,443
Noncash share-based compensation	—	—	21,991	—	—	—	—	21,991
Other comprehensive loss	—	—	—	—	—	—	(850)	(850)
Net loss	—	—	—	—	—	(51,046)	—	(51,046)
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and stockholders' (deficit) equity for the three and six months ended June 30, 2023 and 2022.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $171.2 million and $168.1 million at June 30, 2023 and December 31, 2022, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.5 million and $14.8 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred costs was $1.5 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $2.9 million for both the six months ended June 30, 2023 and 2022. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), associated with arrangements where professional services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs directly related to customer contracts expected to be recoverable to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $1.3 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred implementation costs was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the three and six months ended June 30, 2023, the Company recorded zero impairment charge. During the three and six months ended June 30, 2022, the Company recorded zero and $1.6 million, respectively, of impairment charge related to fixed assets. The 2022 impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor.

Recently issued accounting pronouncements not yet adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred Revenue

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $52.0 million and $48.6 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized approximately $81.5 million and $71.2 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance Obligations

As of June 30, 2023, the Company expects to recognize approximately $407.6 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $204.2 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by Geography

    The geographic information in the table below is presented for the three and six months ended June 30, 2023 and 2022. The Company categorizes geographic revenues based on the location of the customer's headquarters. Because the Company's contracts are predominately denominated in U.S. dollars, it has limited exposure to foreign currency exchange risk as discussed under "Foreign Currency Exchange Risk" of Part I, Item 3 below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$27,224	36%	$23,908	35%	$53,456	36%	$47,102	35%
Europe	24,748	33%	20,865	30%	47,697	32%	41,688	31%
The rest of the world	23,820	31%	23,589	35%	47,821	32%	46,064	34%
Total revenue	$75,792	100%	$68,362	100%	$148,974	100%	$134,854	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 10 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of June 30, 2023, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,657	$2,353	$3,908	$4,195
Right-of-use asset obtained in exchange for operating lease liability	$279	$243	$279	$243

    In January 2023 and 2022, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1 million and the result of the 2022 modification was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2023	$4,598
2024	5,019
2025	4,057
2026	4,039
2027	3,965
2028	4,029
Thereafter	19,223
Total operating lease payments	44,930
Less: Imputed interest	(13,611)
Total operating lease liabilities	$31,319

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(13,289)	$(22,406)	$(32,291)	$(51,046)
Denominator:
Weighted average shares (basic)	46,101	45,222	46,013	45,154
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	46,101	45,222	46,013	45,154
Basic loss per share	$(0.29)	$(0.50)	$(0.70)	$(1.13)
Diluted loss per share	$(0.29)	$(0.50)	$(0.70)	$(1.13)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.7 million and 2.4 million, for the three months ended June 30, 2023 and 2022, respectively, and 1.7 million and 2.6 million for the six months ended June 30, 2023 and 2022, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and six months ended June 30, 2023 and 2022.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of June 30, 2023, 4,228,133 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of June 30, 2023 and December 31, 2022, respectively, (in thousands):

Award type	June 30, 2023	December 31, 2022
Restricted stock units (time-based)	3,107	2,235
Market stock units	358	216
EveryMundo equity consideration	137	137

During the three months ended June 30, 2023, the Company granted 66,799 RSUs (time-based) with a weighted average grant-date fair value of $25.24 per share.

During the six months ended June 30, 2023, the Company granted 1,614,406 RSUs (time-based) with a weighted average grant-date fair value of $25.58 per share. The Company also granted 142,386 MSUs with a weighted average grant-date fair value of $30.42 to certain executive employees during the six months ended June 30, 2023. These MSUs vest on January 31, 2026 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The assumptions used to value the MSUs granted during the six months ended June 30, 2023 were as follows:

Six Months Ended June 30, 2023
Volatility	63.26%
Risk-free interest rate	3.76%
Expected award life in years	2.97
Dividend yield	—%

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation:
Cost of revenue	$985	$1,006	$1,817	$1,831
Operating expenses:
Selling and marketing	3,103	3,276	6,031	6,516
Research and development	2,673	2,899	5,023	6,612
General and administrative	3,991	3,585	7,785	7,032
Total included in operating expenses	9,767	9,760	18,839	20,160
Total share-based compensation expense	$10,752	$10,766	$20,656	$21,991

    At June 30, 2023, the Company had an estimated $91.0 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and six months ended June 30, 2023, the Company issued zero and 55,149 shares under the ESPP, respectively. As of June 30, 2023, 331,976 shares remain authorized and available for issuance under the ESPP. As of June 30, 2023, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of June 30, 2023 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Net Carrying Amount		Contractual Interest Rates
			Current	Noncurrent
1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$143,750	$143,003	$—	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	$150,000	$—	$147,522	2.25%

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

The 2027 Notes mature on September 15, 2027 and the 2024 Notes mature on May 15, 2024, unless redeemed or converted in accordance with their terms prior to such date. At June 30, 2023, the Company had $184.6 million of cash and cash equivalents. The Company believes its existing cash and cash equivalents, including current estimates of future operating cash flows and funds available under its $50 million Credit Agreement (see Note 11), will provide adequate liquidity and capital resources to meet its operational requirements, anticipated capital expenditures, coupon interest and principal payments for the Notes for the next twelve months. Capital markets have tightened recently in response to the macroeconomic environment making new financing more difficult and/or expensive and the Company may not be able to obtain such financing on terms acceptable to it.

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

As of June 30, 2023, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 50 months and 10 months, respectively.

As of June 30, 2023 and December 31, 2022, the fair value of the principal amount of the Notes in the aggregate was $285.3 million and $263.7 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal	$293,750	$293,750
Less: debt issuance cost, net of amortization	(3,225)	(3,971)
Net carrying amount	$290,525	$289,779

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	373	373	746	746
Total	$1,576	$1,576	$3,152	$3,152

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. In January 2023, the Company entered into a noncancelable agreement for software support services with a four-year term. The remaining purchase commitment as of June 30, 2023 was $3.5 million and the agreement expires in March 2027. There were no other material changes outside the ordinary course of business to the noncancellable purchase commitments disclosed in the Annual Report.

10. Severance and Other Related Costs

In the first quarter of 2023, the Company made additional organizational changes and incurred approximately zero and $3.6 million of severance, employee benefits, outplacement and related costs during the three and six months ended June 30, 2023, respectively. These costs were recorded primarily as operating expenses in the unaudited condensed consolidated statements of comprehensive loss, mainly research and development, and sales and marketing. During the three and six months ended June 30, 2023, cash payments of $0.6 million and $3.7 million, respectively, were recorded for the incurred costs. The Company expects to settle the remaining accrued expense of approximately $0.7 million during the second half of 2023.

11. Subsequent Event

On July 21, 2023, the Company, through its wholly owned subsidiary PROS, Inc., entered into a three-year secured credit agreement ("Credit Agreement") with a bank lender providing for a revolving line of credit of up to $50 million, with interest paid monthly, at the 30-day secured overnight financing rate ("SOFR") plus an applicable margin of 4.25%. As of July 25, 2023, there were no borrowings outstanding under the Credit Agreement. The Company incurred approximately $0.8 million of debt issuance cost related to the Credit Agreement.

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

Q2 2023 Financial Overview

In the second quarter of 2023, we continued to grow our subscription revenue, increasing subscription revenue by 14% for both the three and six months ended June 30, 2023, each as compared to the same period in 2022. Total revenue increased 11% and 10% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.

For the three and six months ended June 30, 2023, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 82% and 83% of total revenue, respectively. Recurring revenue accounted for 84% and 85% of total revenue for the three and six months ended June 30, 2022, respectively. Our gross revenue retention rates remained above 93% during the twelve months ended June 30, 2023.

Cash used in operating activities was $12.7 million for the six months ended June 30, 2023 and remained relatively consistent as compared to $12.9 million for the six months ended June 30, 2022.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended June 30, 2023 was $6.2 million, compared to $2.2 million for the three months ended June 30, 2022. The increase primarily related to timing of collections and an increase in marketing events payments. Free cash flow used during the six months ended June 30, 2023 was $10.8 million, compared to $13.7 million for the six months ended June 30, 2022. The improvement was primarily attributable to increased cash collections during the period and a lower annual incentive payment in 2023 as compared to prior year. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(6,542)	$(1,931)	$(12,685)	$(12,945)
Severance	579	—	3,749	—
Purchase of property and equipment	(277)	(308)	(1,823)	(769)
Free Cash Flow	$(6,240)	$(2,239)	$(10,759)	$(13,714)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic Environment. The industries and companies we serve are navigating a complex macroeconomic environment impacted by inflation, higher interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, the Russia-Ukraine conflict, and other local and regional macroeconomic conditions. In this challenging and constantly changing environment, we remain confident in our ability to help optimize shopping and selling experiences for our customers. For example, pricing volatility and inflation are catalysts for demand for our price management and optimization solutions, and the pace of change is driving businesses to replace manual selling processes with our AI-powered digital solutions. Partly, as a result, we grew both subscription revenue and total revenue by double digits in the first half of 2023. Because uncertain macroeconomic and industry conditions in countries and regions in which we operate create a challenging selling environment for large enterprise technology deployments, we believe in the near term that new customers increasingly will emphasize smaller scope initial purchases with faster implementations. While our recurring revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations, cash flows and overall financial position, particularly in the long term, remain uncertain. Under this model, our lower subscription bookings during the pandemic adversely impacted our subscription revenue growth rates in subsequent periods due to the timing lag between subscription bookings and the revenue recognized on those bookings. For a full discussion on the risks and uncertainties to our business, please see the "Risk Factors" section in our Annual Report.

•Profitable Growth as a Priority. We believe our market opportunity is large and underpenetrated, and we intend to continue investing in our business to create awareness for our solutions, acquire new customers, and expand within our existing customer base globally. We are also focusing on our cash flow and profitability, and plan to mitigate the growth in our costs and reduce our existing cost structure. We also plan to continue investing in product development to enhance our existing technologies. This includes initiatives to accelerate customer time-to-value, improve efficiency, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies.

•Travel Industry Recovering. Despite operational headwinds and regional variances in the timing of travel restrictions being lifted, the travel industry, particularly the airline industry, continues to recover from the unprecedented disruption caused by the pandemic. While global capacity has not fully returned to pre-pandemic levels, demand for air travel continues to increase as restrictions have been lifted. North American travel has led this recovery with Asia Pacific lagging, particularly as China only recently lifted international travel restrictions. The International Air Transport Association forecasts airline industry profitability in 2023 with certain U.S.-based airlines already publicly reporting profitable quarters. However, the rate of airline industry recovery and profitability could be impacted negatively if inflation impacts consumer disposable income or if business travel does not recover to pre-pandemic levels. While we expect airlines to increasingly prioritize technology investments as travel returns to pre-COVID levels, most of our airline industry customers are based outside the U.S. and there is significant geographic and individual airline variation in pace of recovery and capacity for technology projects.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers drives demand for technology that provides fast, frictionless and personalized buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer not to interact with sales representatives as their primary source of research, and to buy online when they have already decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites. We believe companies must adopt technologies which power these types of experiences across sales channels as they modernize their sales process to compete in digital commerce.

•Artificial Intelligence Becoming Mainstream. Recent mainstream adoption of generative AI and associated media attention on AI are driving increased interest and conversations by companies around business applications leveraging AI. For example, companies are looking to AI to quickly extract actionable insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. Our solutions have utilized AI for years, and our legacy of AI development continues to influence our category-leading solutions. For example, our platform is now powered by our 4th generation AI, using a deep neural network that leverages all available data and attributes to improve prediction accuracy.

•Cloud Migrations. We continue to encourage our customers to migrate to our current cloud solutions as we discontinue support for certain of our on-premises solutions. As our on-premises customers continue to migrate from our legacy solutions to our current cloud solutions, we expect our future maintenance and support revenue will continue to decline and our subscription revenue will increase.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	76%	74%	76%	74%
Maintenance and support	7	11	7	11
Total subscription, maintenance and support	82	84	83	85
Services	18	16	17	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	20	19	20
Maintenance and support	2	3	3	3
Total cost of subscription, maintenance and support	21	23	22	23
Services	17	17	17	17
Total cost of revenue	38	40	39	41
Gross profit	62	60	61	59
Operating Expenses:
Selling and marketing	33	35	34	37
Research and development	29	34	30	35
General and administrative	18	20	19	21
Impairment of fixed assets	—	—	—	1
Total operating expenses	80	90	83	94
Convertible debt interest and amortization	(2)	(2)	(2)	(2)
Other income (expense), net	2	—	2	—
Loss before income tax provision	(17)	(32)	(22)	(38)
Income tax provision	—	—	—	—
Net loss	(18)%	(33)%	(22)%	(38)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Subscription	$57,304	$50,386	$6,918	14%	$113,273	$99,151	$14,122	14%
Maintenance and support	5,093	7,249	(2,156)	(30)%	10,805	15,104	(4,299)	(28)%
Total subscription, maintenance and support	62,397	57,635	4,762	8%	124,078	114,255	9,823	9%
Services	13,395	10,727	2,668	25%	24,896	20,599	4,297	21%
Total revenue	$75,792	$68,362	$7,430	11%	$148,974	$134,854	$14,120	10%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts.

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

Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of subscription	$14,059	$13,746	$313	2%	$28,152	$27,525	$627	2%
Cost of maintenance and support	1,876	1,988	(112)	(6)%	4,158	4,155	3	—%
Total cost of subscription, maintenance and support	15,935	15,734	201	1%	32,310	31,680	630	2%
Cost of services	12,636	11,907	729	6%	25,803	23,322	2,481	11%
Total cost of revenue	28,571	27,641	930	3%	58,113	55,002	3,111	6%
Gross profit	$47,221	$40,721	$6,500	16%	$90,861	$79,852	$11,009	14%

Cost of subscription. Cost of subscription increased slightly primarily due to increased infrastructure cost to support the increase in our current subscription customer base and higher employee-related costs mainly due to increase in headcount. The increase was partially offset by a decrease in amortization expense for intangible assets for the three and six months ended June 30, 2023, and internal-use software expense for the six months ended June 30, 2023. Our subscription gross profit percentages were 75% and 73% for the three months ended June 30, 2023 and 2022, respectively, and 75% and 72% for the six months ended June 30, 2023 and 2022, respectively.

Cost of maintenance and support. During the three months ended June 30, 2023, cost of maintenance and support decreased due to a decrease in personnel costs as a result of the need to support a declining maintenance customer base due to migrations to our subscription solutions. During the six months ended June 30, 2023, cost of maintenance and support remained relatively unchanged as compared to the same period in 2022. Maintenance and support gross profit percentages were 63% and 73% for the three months ended June 30, 2023 and 2022, respectively, and 62% and 72% for the six months ended June 30, 2023 and 2022, respectively. Gross profit percentages decreased primarily due to lower maintenance and support revenue as we continue to migrate customers to our subscription solutions and the cost of maintenance and support being relatively fixed.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the period. Services gross profit percentages were 6% and (11)% for the three months ended June 30, 2023 and 2022, respectively, and (4)% and (13)% for the six months ended June 30, 2023 and 2022, respectively. Services gross profit percentages improved in 2023 compared to 2022 primarily due to an increase in services revenue and a lesser increase in cost of services due to greater efficiencies. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Selling and marketing	$24,880	$24,020	$860	4%	$50,890	$49,307	$1,583	3%
Research and development	21,847	23,401	(1,554)	(7)%	44,138	47,868	(3,730)	(8)%
General and administrative	13,849	13,837	12	—%	27,984	28,166	(182)	(1)%
Impairment of fixed assets	—	—	—	—%	—	1,551	(1,551)	(100)%
Total operating expenses	$60,576	$61,258	$(682)	(1)%	$123,012	$126,892	$(3,880)	(3)%

Selling and marketing expenses. During the three and six months ended June 30, 2023, selling and marketing expenses increased primarily due to an increase in sales and marketing events and initiatives, and travel expenses. The increase was partially offset by a decrease in employee-related costs mainly due to prior organizational changes and a decrease in intangible asset amortization expense.

Research and development expenses. During the three months ended June 30, 2023, research and development expenses decreased primarily due to a decrease in employee-related costs mainly due to prior organizational changes and a decreased use of contracted resources. During the six months ended June 30, 2023, research and development expenses decreased primarily due to a decrease in noncash share-based compensation and a decreased use of contracted resources. The noncash share-based compensation was higher in prior year mainly due to the acceleration of equity awards related to the retirement of a senior officer in the first quarter of 2022.

General and administrative expenses. As a result of our efforts to find greater efficiencies, general and administrative expenses remained relatively consistent for the three and six months ended June 30, 2023 as compared with the same periods in 2022.

Impairment of fixed assets. During the six months ended June 30, 2023 and 2022, we recorded zero and $1.6 million impairment charge related to fixed assets, respectively. The 2022 impairment resulted from changes to our intentions for certain fixed assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Convertible debt interest and amortization	$(1,576)	$(1,576)	$—	—%	$(3,152)	$(3,152)	$—	—%
Other income (expense), net	$1,791	$(2)	$1,793	(89,650)%	$3,242	$(420)	$3,662	(872)%

Convertible debt interest and amortization. Convertible debt expense for the three and six months ended June 30, 2023 and 2022 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other income (expense), net. The change in other income (expense), net for the three and six months ended June 30, 2023, primarily related to higher interest income mainly driven by an increase in interest rates in 2023 as compared to prior year, and to a lesser extent due to foreign currency fluctuations.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Effective tax rate	(1.1)%	(1.3)%	n/a	n/a	(0.7)%	(0.9)%	n/a	n/a
Income tax provision	$149	$291	$(142)	(49)%	$230	$434	$(204)	(47)%

Income tax provision. The tax provision for the three and six months ended June 30, 2023 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.1)% and (1.3)% for the three months ended June 30, 2023 and 2022, respectively, and (0.7)% and (0.9)% for the six months ended June 30, 2023 and 2022, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates is due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At June 30, 2023, we had $184.6 million of cash and cash equivalents and $(48.6) million of working capital as compared to $203.6 million of cash and cash equivalents and $106.3 million of working capital at December 31, 2022. The change in working capital was mainly driven by our 2024 Notes, with a principal amount of $143.8 million, which became a current liability in the second quarter of 2023.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million Credit Agreement, see Note 11 for details. In addition, we could access capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss), noncash expenses (principally share-based compensation, intangible amortization and amortization of debt issuance costs) and the timing of invoicing and cash collections from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of other liabilities.

    We believe our existing cash and cash equivalents, including current estimates of future operating cash flows and funds available under our Credit Agreement, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, coupon interest and principal payments for our Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us. During the first half of 2023, the financial markets experienced disruption due to certain bank failures. We have not experienced any material impact from the disruption but will continue to monitor the situation and take action accordingly.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(12,685)	$(12,945)
Net cash used in investing activities	(1,823)	(938)
Net cash (used in) provided by financing activities	(4,531)	1,231
Cash and cash equivalents (beginning of period)	203,627	227,553
Cash and cash equivalents (end of period)	$184,567	$215,178

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $12.7 million and remained relatively consistent with prior year. While we had an improvement of $18.8 million in net loss period over period, it was mainly offset by changes in our working capital.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $1.8 million. The increase was due to higher capital expenditures, primarily related to third-party software license renewal, in 2023 as compared to the same period in prior year.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $4.5 million. The increase was primarily attributable to higher tax withholding payments on the vesting of employee share-based awards, an increase of $5.5 million in cash used as compared to the same period in 2022.

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

Contractual Obligations and Commitments

Other than changes described in Note 9 above and noted below, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

Our Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of June 30, 2023 would result in a loss of approximately $0.7 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Ecuador and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and six months ended June 30, 2023 by approximately $1.2 million and $2.3 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    As of June 30, 2023, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. The fair value of the Notes may change when the market price of our stock fluctuates.

    We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on our evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

    Other than as set forth below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of our Annual Report.

We incurred indebtedness by issuing convertible notes, we may borrow under our Credit Agreement, and our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of June 30, 2023, the entire $150.0 million of aggregate principal amount of 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of June 30, 2023, the entire $143.8 million of aggregate principal amount of 2024 Notes are outstanding.

Our Credit Agreement provides for a $50.0 million revolving line of credit, none of which was drawn as of July 25, 2023. The Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of June 30, 2023, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PROS HOLDINGS, INC.

July 25, 2023	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 25, 2023	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)