Form 10-Q
period 2023-09-30
PROS Holdings, Inc.
filed 2023-10-31
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 46,261,428 as of October 24, 2023.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$159,080	$203,627
Trade and other receivables, net of allowance of $681 and $609, respectively	49,688	48,178
Deferred costs, current	6,306	6,032
Prepaid and other current assets	10,449	9,441
Total current assets	225,523	267,278
Restricted cash	10,000	—
Property and equipment, net	23,922	25,012
Operating lease right-of-use assets	13,076	17,474
Deferred costs, noncurrent	7,786	8,764
Intangibles, net	12,979	17,851
Goodwill	107,445	107,561
Derivative asset, noncurrent	22,260	—
Other assets, noncurrent	8,863	9,012
Total assets	$431,854	$452,952
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$4,741	$7,964
Accrued liabilities	16,755	12,854
Accrued payroll and other employee benefits	23,555	23,797
Operating lease liabilities, current	3,998	7,662
Deferred revenue, current	112,311	108,659
Current portion of convertible debt, net	21,635	—
Total current liabilities	182,995	160,936
Deferred revenue, noncurrent	4,211	8,298
Convertible debt, net	272,542	289,779
Operating lease liabilities, noncurrent	25,794	28,184
Other liabilities, noncurrent	1,190	1,228
Total liabilities	486,732	488,425
Commitments and contingencies (see Note 10)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 50,929,132 and 50,318,726 shares issued, respectively; 46,248,409 and 45,638,003 shares outstanding, respectively	51	50
Additional paid-in capital	617,402	590,475
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(637,057)	(590,898)
Accumulated other comprehensive loss	(5,427)	(5,253)
Total stockholders' (deficit) equity	(54,878)	(35,473)
Total liabilities and stockholders' (deficit) equity	$431,854	$452,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$59,987	$51,763	$173,260	$150,914
Maintenance and support	4,693	7,071	15,498	22,175
Total subscription, maintenance and support	64,680	58,834	188,758	173,089
Services	12,570	11,514	37,466	32,113
Total revenue	77,250	70,348	226,224	205,202
Cost of revenue:
Subscription	14,510	13,829	42,662	41,354
Maintenance and support	1,769	1,952	5,927	6,107
Total cost of subscription, maintenance and support	16,279	15,781	48,589	47,461
Services	12,185	11,829	37,988	35,151
Total cost of revenue	28,464	27,610	86,577	82,612
Gross profit	48,786	42,738	139,647	122,590
Operating expenses:
Selling and marketing	20,324	22,221	71,214	71,528
Research and development	22,205	23,303	66,343	71,171
General and administrative	14,099	13,395	42,083	41,561
Impairment of fixed assets	—	—	—	1,551
Loss from operations	(7,842)	(16,181)	(39,993)	(63,221)
Convertible debt interest and amortization	(1,497)	(1,576)	(4,649)	(4,728)
Other (expense) income, net	(4,288)	4,158	(1,046)	3,738
Loss before income tax provision	(13,627)	(13,599)	(45,688)	(64,211)
Income tax provision	241	254	471	688
Net loss	$(13,868)	$(13,853)	$(46,159)	$(64,899)

Net loss per share:
Basic and diluted	$(0.30)	$(0.31)	$(1.00)	$(1.44)
Weighted average number of shares:
Basic and diluted	46,225	45,314	46,084	45,207
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(359)	$(644)	$(174)	$(1,494)
Other comprehensive loss, net of tax	(359)	(644)	(174)	(1,494)
Comprehensive loss	$(14,227)	$(14,497)	$(46,333)	$(66,393)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(46,159)	$(64,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,301	11,843
Amortization of debt issuance costs	1,094	1,119
Share-based compensation	31,589	32,617
Provision for credit losses	88	(371)
Loss on disposal of assets	51	—
Impairment of fixed assets	—	1,551
Gain on equity investment	—	(3,308)
Loss on derivatives	4,343	—
Loss on debt extinguishment	1,779	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,573)	(4,900)
Deferred costs	704	730
Prepaid expenses and other assets	31	(571)
Operating lease right-of-use assets and liabilities	(1,686)	(1,925)
Accounts payable and other liabilities	(3,375)	2,911
Accrued liabilities	1,489	817
Accrued payroll and other employee benefits	(242)	(7,388)
Deferred revenue	(401)	9,838
Net cash used in operating activities	(3,967)	(21,936)
Investing activities:
Purchases of property and equipment	(2,168)	(845)
Investment in equity securities	(113)	(169)
Net cash used in investing activities	(2,281)	(1,014)
Financing activities:
Proceeds from employee stock plans	2,170	2,722
Tax withholding related to net share settlement of stock awards	(6,831)	(212)
Debt issuance cost related to Credit Agreement	(837)	—
Purchase of capped call	(22,771)	—
Net cash (used in) provided by financing activities	(28,269)	2,510
Effect of foreign currency rates on cash	(30)	(289)
Net change in cash, cash equivalents and restricted cash	(34,547)	(20,729)
Cash, cash equivalents and restricted cash:
Beginning of period	203,627	227,553
End of period	$169,080	$206,824

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$159,080	$206,824
Restricted cash	10,000	—
Total cash, cash equivalents and restricted cash	$169,080	$206,824

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$236	$14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)
Stock awards net settlement	58,814	—	(1,163)	—	—	—	—	(1,163)
Proceeds from employee stock plans	48,859	—	1,033	—	—	—	—	1,033
Noncash share-based compensation	—	—	10,933	—	—	—	—	10,933
Other comprehensive loss	—	—	—	—	—	—	(359)	(359)
Net loss	—	—	—	—	—	(13,868)	—	(13,868)
Balance at September 30, 2023	46,248,409	$51	$617,402	4,680,723	$(29,847)	$(637,057)	$(5,427)	$(54,878)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	45,247,279	$50	$569,914	4,680,723	$(29,847)	$(559,698)	$(5,509)	$(25,090)
Stock awards net settlement	17,485	—	—	—	—	—	—	—
Proceeds from employee stock plans	57,341	—	1,279	—	—	—	—	1,279
Noncash share-based compensation	—	—	10,626	—	—	—	—	10,626
Other comprehensive loss	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	(13,853)	—	(13,853)
Balance at September 30, 2022	45,322,105	$50	$581,819	4,680,723	$(29,847)	$(573,551)	$(6,153)	$(27,682)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	506,398	1	(6,832)	—	—	—	—	(6,831)
Proceeds from employee stock plans	104,008	—	2,170	—	—	—	—	2,170
Noncash share-based compensation	—	—	31,589	—	—	—	—	31,589
Other comprehensive loss	—	—	—	—	—	—	(174)	(174)
Net loss	—	—	—	—	—	(46,159)	—	(46,159)
Balance at September 30, 2023	46,248,409	$51	$617,402	4,680,723	$(29,847)	$(637,057)	$(5,427)	$(54,878)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	694,977	1	(213)	—	—	—	—	(212)
Proceeds from employee stock plans	106,586	—	2,722	—	—	—	—	2,722
Noncash share-based compensation	—	—	32,617	—	—	—	—	32,617
Other comprehensive loss	—	—	—	—	—	—	(1,494)	(1,494)
Net loss	—	—	—	—	—	(64,899)	—	(64,899)
Balance at September 30, 2022	45,322,105	$50	$581,819	4,680,723	$(29,847)	$(573,551)	$(6,153)	$(27,682)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and stockholders' (deficit) equity for the three and nine months ended September 30, 2023 and 2022.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $149.7 million and $168.1 million at September 30, 2023 and December 31, 2022, respectively, and were invested in treasury money market funds. The fair value of the treasury money market funds is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of convertible notes and related derivatives.

Investments in equity securities of privately held companies or venture funds without readily determinable fair value, where the Company does not exercise significant influence over the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. During the quarter ended September 30, 2022, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recorded a non-cash gain of $3.3 million in other (expense)

income, net in the unaudited condensed consolidated statements of comprehensive loss. As of September 30, 2023 and December 31, 2022, the carrying value of the equity securities without readily determinable fair value was $7.2 million and $7.1 million, respectively. Equity investments are included in other assets, noncurrent in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the Company determined there were no impairments on its equity investments.

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

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.1 million and $14.8 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred costs was $1.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.4 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

    Deferred implementation costs

The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), associated with arrangements where professional services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs directly related to customer contracts expected to be recoverable to satisfy the undelivered performance obligations in those contracts. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs were $1.1 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense for the deferred implementation costs was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the three and nine months ended September 30, 2023, the Company recorded zero impairment charge. During the three and nine months ended September 30, 2022, the Company recorded zero and $1.6 million, respectively, of impairment charge related to fixed assets. The 2022 impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor.

Recently issued accounting pronouncements not yet adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $52.5 million and $46.0 million, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized approximately $100.7 million and $86.4 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance obligations

As of September 30, 2023, the Company expects to recognize approximately $403.9 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related, underlying contractual arrangements, to recognize revenue on approximately $199.0 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2023 and 2022. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$26,925	35%	$24,952	35%	$80,381	36%	$72,054	35%
Europe	25,691	33%	20,816	30%	73,388	32%	62,504	31%
The rest of the world	24,634	32%	24,580	35%	72,455	32%	70,644	34%
Total revenue	$77,250	100%	$70,348	100%	$226,224	100%	$205,202	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 10 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of September 30, 2023, the Company did not have any finance leases.

    Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,859	$2,175	$5,767	$6,370
Right-of-use asset obtained in exchange for operating lease liability	$86	$—	$365	$243

    In January 2023 and 2022, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1.0 million and the result of the 2022 modification was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.

As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2023	$2,410
2024	5,029
2025	4,080
2026	4,055
2027	3,965
2028	4,029
Thereafter	19,223
Total operating lease payments	42,791
Less: Imputed interest	(12,999)
Total operating lease liabilities	$29,792

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(13,868)	$(13,853)	$(46,159)	$(64,899)
Denominator:
Weighted average shares (basic)	46,225	45,314	46,084	45,207
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	46,225	45,314	46,084	45,207
Basic loss per share	$(0.30)	$(0.31)	$(1.00)	$(1.44)
Diluted loss per share	$(0.30)	$(0.31)	$(1.00)	$(1.44)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs"), market stock units ("MSUs") and equity consideration related to the EveryMundo LLC acquisition. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.4 million and 2.3 million, for the three months ended September 30, 2023 and 2022, respectively, and 1.9 million and 2.4 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 5.8 million for the three and nine months ended September 30, 2023 and 2022.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") has an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of September 30, 2023, 4,281,409 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2023 and December 31, 2022, respectively, (in thousands):

Award type	September 30, 2023	December 31, 2022
Restricted stock units (time-based)	2,986	2,235
Market stock units	358	216
EveryMundo equity consideration	137	137

During the three months ended September 30, 2023, the Company granted 18,847 RSUs (time-based) with a weighted average grant-date fair value of $37.14 per share.

During the nine months ended September 30, 2023, the Company granted 1,633,253 RSUs (time-based) with a weighted average grant-date fair value of $25.71 per share. The Company also granted 142,386 MSUs with a weighted average grant-date fair value of $30.42 to certain executive employees during the nine months ended September 30, 2023. These MSUs vest on January 31, 2026 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The assumptions used to value the MSUs granted during the nine months ended September 30, 2023 were as follows:

Nine Months Ended September 30, 2023
Volatility	63.26%
Risk-free interest rate	3.76%
Expected award life in years	2.97
Dividend yield	—%

Share-based compensation expense is allocated to expense categories on the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation:
Cost of revenue	$1,033	$1,050	$2,850	$2,881
Operating expenses:
Selling and marketing	2,992	2,897	9,023	9,413
Research and development	2,817	2,995	7,840	9,607
General and administrative	4,091	3,684	11,876	10,716
Total included in operating expenses	9,900	9,576	28,739	29,736
Total share-based compensation expense	$10,933	$10,626	$31,589	$32,617

    At September 30, 2023, the Company had an estimated $79.5 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a

15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and nine months ended September 30, 2023, the Company issued 48,859 and 104,008 shares under the ESPP, respectively. As of September 30, 2023, 283,117 shares remain authorized and available for issuance under the ESPP. As of September 30, 2023, the Company held approximately $0.6 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of September 30, 2023 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Contractual Interest Rates

1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$21,713	1%
1% Convertible Notes due in 2024 ("2024 Notes") - subject to the exchange agreements	May 2019	122,037	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020	150,000	2.25%
Total Notes		$293,750

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

Interest related to the 2027 Notes is payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. Interest related to the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019.

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

On August 23, 2023, the Company entered into legally binding exchange agreements with a limited number of existing holders of the 2024 Notes to exchange approximately $122.0 million aggregate principal amount of the existing 2024 Notes for a principal amount of 2027 Notes at an exchange ratio to be determined based on the daily volume-weighted average trading price of the Company’s common stock over a thirty-day trading period beginning August 24, 2023 (such exchange transactions, the “Exchange”). The Exchange will reduce near-term cash required to settle debt obligations.

Although the Exchange was not completed as of September 30, 2023, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2024 Notes subject to the Exchange, and therefore is required to be accounted for as an extinguishment transaction. The Company derecognized the portion of the carrying value of the 2024 Notes to be exchanged and recorded the new debt resulting from the substantial modification of terms at fair value as of August 23, 2023, which was approximately $123.3 million, and recorded a $1.8 million loss on debt extinguishment during the quarter ended September 30, 2023. The loss on debt extinguishment is included in other (expense) income, net in the unaudited condensed consolidated statements of comprehensive loss. The Company incurred debt issuance cost of $2.3 million related to the Exchange which is recorded in convertible debt, net and was not paid as of September 30, 2023.

The Company concluded that the variability in the principal amount of the 2027 Notes to be issued in connection with the Exchange due to changes in stock price is a feature embedded in the restructured debt that is required to be accounted for as an embedded derivative and remeasured to fair value until settlement. This feature is recorded in convertible debt, net, with an initial value at the time of the transaction equal to zero, and subsequently remeasured as of September 30, 2023 with a fair value of $3.8 million. During the three months ended September 30, 2023, the Company recorded a derivative loss of $3.8 million which is included in other (expense) income, net in the unaudited condensed consolidated statements of comprehensive loss. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and the value of the 2027 Notes, which represent level 2 in the fair value hierarchy.

As of September 30, 2023, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 47 months and 7 months, respectively.

As of September 30, 2023 and December 31, 2022, the fair value of the principal amount of the Notes in the aggregate was $296.3 million and $263.7 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Principal	$293,750	$293,750
Debt premium, embedded derivative and debt issuance cost, net of amortization	427	(3,971)
Net carrying amount	$294,177	$289,779

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	294	373	1,040	1,119
Total	$1,497	$1,576	$4,649	$4,728

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

In August 2023, in connection with the Exchange, the Company entered into additional capped call transactions (the “Additional Capped Call”) with certain option counterparties. The Company will pay a premium to the option counterparties for the Additional Capped Call in an amount to be determined based on the volume-weighted average trading price of the Company’s common stock over a thirty-day reference period beginning August 24, 2023. The conversion price of the Additional Capped Call is the same as the 2027 Notes Capped Call above. Initial funding of the Additional Capped Call occurred in the quarter ended September 30, 2023. The Additional Capped Call has a deferred premium component indexed to the Company's stock price and required to be settled in cash, and therefore, the Additional Capped Call is a derivative instrument that, at inception, does not meet the qualifications for equity classification. As such, the Company recorded the initial value of the Additional Capped Call of $22.8 million as a derivative asset, noncurrent. As of September 30, 2023, the fair value of the Additional Capped Call derivative asset was remeasured at $22.3 million and the Company recorded a derivative loss of $0.5 million for the three months ended September 30, 2023, which is included in other (expense) income, net in the unaudited condensed consolidated statements of comprehensive loss. The estimated fair value was determined based on valuation methods using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, and other unobservable inputs such as volatility which represent level 3 in the fair value hierarchy. The Company expects the Additional Capped Call to be reclassified to equity when the deferred premium is settled, and the instrument meets the requirements for equity classification. The final value of the Additional Capped Call upon settlement of the Exchange was $22.2 million, see Note 13 for additional details on the subsequent event.

9. Credit Facility

On July 21, 2023, the Company, through its wholly owned subsidiary PROS, Inc., entered into a three-year secured credit agreement ("Credit Agreement") with the lenders from time to time party thereto and Texas Capital Bank as administrative agent for the lenders party thereto. The Credit Agreement provides for a revolving line of credit of up to $50.0 million, with interest paid monthly, at a rate per annum equal to the 30-day secured overnight financing rate ("SOFR") plus a 0.10% per annum SOFR adjustment plus an applicable margin of 4.25%. Borrowings under the Credit Agreement are collateralized by a first priority interest in and lien on all of the Company's material assets.

The Credit Agreement contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement also has a depository condition which requires the Company to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount has been included in restricted cash in the unaudited condensed consolidated balance sheets. As of September 30, 2023, the Company was in compliance with all financial covenants and the depository condition in the Credit Agreement.

As of September 30, 2023, $0.8 million of unamortized debt issuance cost related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company recorded an immaterial amount of amortization of debt issuance cost which is included in other (expense) income, net in the unaudited condensed consolidated statements of comprehensive loss. As of September 30, 2023, the Company had no outstanding borrowings under the Credit Agreement.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. In January 2023, the Company entered into a noncancelable agreement for software support services with a four-year term. The remaining purchase commitment as of September 30, 2023 was $3.5 million and the agreement expires in March 2027. There were no other material changes outside the ordinary course of business to the noncancellable purchase commitments disclosed in the Annual Report.

11. Severance and Other Related Costs

In the first quarter of 2023, the Company made certain organizational changes and incurred approximately zero and $3.6 million of severance, employee benefits, outplacement and related costs during the three and nine months ended September 30, 2023, respectively. These costs were recorded primarily as operating expenses in the unaudited condensed consolidated statements of comprehensive loss, mainly research and development, and sales and marketing. During the three and nine months ended September 30, 2023, cash payments of $0.1 million and $3.9 million, respectively, were recorded for the incurred costs. As of September 30, 2023, there is an insignificant amount of accrued expense remaining and the Company expects to settle the remaining accrued expense during the fourth quarter of 2023.

12. Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income, net	$2,086	$891	$5,867	$889
Foreign currency (loss) gain, net	(238)	(7)	(700)	(514)
Loss on derivatives (1)	(4,343)	—	(4,343)	—
Loss on debt extinguishment (1)	(1,779)	—	(1,779)	—
Gain on equity investment (2)	—	3,308	—	3,308
Other	(14)	(34)	(91)	55
Total other (expense) income, net	$(4,288)	$4,158	$(1,046)	$3,738
(1) Losses were recognized in connection with the Notes Exchange, see Note 8.
(2) See Note 2 for additional detail on the gain on equity investment.

13. Subsequent Event

On October 10, 2023, the Company settled the exchange agreements for the exchange of $122.0 million aggregate principal amount of its outstanding 2024 Notes for newly issued $116.8 million aggregate principal amount of its outstanding 2027 Notes. Following the settlement of the Exchange, $21.7 million in aggregate principal amount of the 2024 Notes and $266.8 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged. The 2027 Notes issued in the Exchange constitute a further issuance of, and form a single series and will be fungible with, the existing 2027 Notes. As part of the Exchange, the Company settled the deferred premium on the Additional Capped Call resulting in a total final value of $22.2 million.

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

Q3 2023 Financial Overview

In the third quarter of 2023, we continued to grow our subscription revenue, increasing subscription revenue by 16% and 15% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. Total revenue increased 10% for both the three and nine months ended September 30, 2023 each as compared to the same period in 2022.

For the three and nine months ended September 30, 2023, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 84% and 83% of total revenue, respectively. Recurring revenue accounted for 84% of total revenue for both the three and nine months ended September 30, 2022. Our gross revenue retention rates remained above 93% during the twelve months ended September 30, 2023.

Cash used in operating activities was $4.0 million for the nine months ended September 30, 2023 as compared to $21.9 million for the nine months ended September 30, 2022. The improvement was primarily due to increases in sales, the related cash collections, interest income and a reduction in cash operating expenses.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures, purchases of other (non-acquisition-related) intangible assets and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow during the three months ended September 30, 2023 was $8.5 million, compared to a free cash flow use of $9.1 million for the three months ended September 30, 2022, an improvement of $17.6 million. Free cash flow used during the nine months ended September 30, 2023 was $2.3 million, compared to $22.8 million for the nine months ended September 30, 2022. The improvement in both periods was primarily due to increases in sales, the related cash collections, interest income and a reduction in cash operating expenses.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$8,718	$(8,991)	$(3,967)	$(21,936)
Severance	121	—	3,870	—
Purchase of property and equipment	(345)	(76)	(2,168)	(845)
Free Cash Flow	$8,494	$(9,067)	$(2,265)	$(22,781)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic Environment. The industries and companies we serve are navigating a complex macroeconomic environment impacted by inflation, higher interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, geopolitical conflicts, including the Russia-Ukraine and Middle East conflicts, and other local and regional macroeconomic conditions. Uncertain macroeconomic and industry conditions in countries and regions in which we operate create a continued challenging selling environment for large enterprise technology deployments. In this environment, we remain confident in our ability to help optimize shopping and selling experiences for our customers. For example, pricing volatility and inflation are catalysts for demand for our price optimization and management solutions. Partly, as a result, we grew both subscription revenue and total revenue by double digits in the first nine months of 2023. We believe in the near term that new customers will emphasize smaller scope initial purchase, fast implementations, and return on their investment. We believe this emphasis will require solid execution by our teams to capitalize on these demand drivers. While our recurring revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of the macroeconomic environment on our business, results of operations, cash flows and overall financial position, remain uncertain. For example, our lower subscription bookings during the pandemic adversely impacted our subscription revenue growth rates in subsequent periods due to the timing lag between subscription bookings and the revenue recognized on those bookings. For a full discussion of the risks and uncertainties in our business, please see the "Risk Factors" section in our Annual Report.

•Profitable Growth as a Priority. We continue to focus on profitability by investing in a disciplined manner to drive revenue growth and support our long-term initiatives. This includes initiatives to accelerate customer time-to-value, improve efficiency, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues and focus on profitability.

•Travel Industry Recovering. Despite operational headwinds and regional variances in the timing of travel restrictions being lifted, the travel industry, particularly the airline industry, continues to recover from the unprecedented disruption caused by the pandemic. While global capacity has not fully returned to pre-pandemic levels, demand for air travel continues to show strong year over year growth. Domestic U.S. travel has led this recovery, with international travel recovery staggered due to differences in timing of lifting of travel restrictions and other regional challenges. International Air Transport Association forecasts airline industry profitability in 2023 with certain U.S.-based airlines publicly reporting profitable quarters this year. However, the rate of airline industry recovery and profitability could be impacted negatively if inflation further impacts consumer disposable income or if business travel does not recover to pre-pandemic levels. While we expect the travel industry to increasingly prioritize technology investments as travel returns to pre-pandemic levels, most of our airline customers are based outside the U.S. and there is significant geographic and individual airline variation in pace of recovery and capacity for technology projects.

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

•Artificial Intelligence Becoming Mainstream. Recent mainstream interest in generative AI and associated media attention on AI are driving increased focus and conversations by companies around business applications leveraging AI. For example, companies are looking to AI to quickly extract actionable insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. The pace of change across industries helps fuel demand for our configure price quote solutions as businesses look to use AI to replace manual selling processes. Our solutions have utilized AI for years, and our legacy of AI development continues to influence our category-leading solutions. For example, our platform is now powered by our 4th generation AI, using a deep neural network that leverages all available data and attributes to improve prediction accuracy. In addition, we are utilizing, and will continue to look for ways to incorporate, AI in our business across a variety of operations to drive efficiencies, gain valuable insights and increase productivity.

•Cloud Migrations. We continue to encourage our customers to migrate to our current cloud solutions as we discontinue support for certain of our on-premises solutions. As our on-premises customers continue to migrate from our legacy solutions to our current cloud solutions, we expect our future maintenance and support revenue will continue to decline and our subscription revenue to increase.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	78%	74%	77%	74%
Maintenance and support	6	10	7	11
Total subscription, maintenance and support	84	84	83	84
Services	16	16	17	16
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	20	19	20
Maintenance and support	2	3	3	3
Total cost of subscription, maintenance and support	21	22	21	23
Services	16	17	17	17
Total cost of revenue	37	39	38	40
Gross profit	63	61	62	60
Operating Expenses:
Selling and marketing	26	32	31	35
Research and development	29	33	29	35
General and administrative	18	19	19	20
Impairment of fixed assets	—	—	—	1
Total operating expenses	73	84	79	91
Convertible debt interest and amortization	(2)	(2)	(2)	(2)
Other (expense) income, net	(6)	6	—	2
Loss before income tax provision	(18)	(19)	(20)	(31)
Income tax provision	—	—	—	—
Net loss	(18)%	(20)%	(20)%	(32)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Subscription	$59,987	$51,763	$8,224	16%	$173,260	$150,914	$22,346	15%
Maintenance and support	4,693	7,071	(2,378)	(34)%	15,498	22,175	(6,677)	(30)%
Total subscription, maintenance and support	64,680	58,834	5,846	10%	188,758	173,089	15,669	9%
Services	12,570	11,514	1,056	9%	37,466	32,113	5,353	17%
Total revenue	$77,250	$70,348	$6,902	10%	$226,224	$205,202	$21,022	10%

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

Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of subscription	$14,510	$13,829	$681	5%	$42,662	$41,354	$1,308	3%
Cost of maintenance and support	1,769	1,952	(183)	(9)%	5,927	6,107	(180)	(3)%
Total cost of subscription, maintenance and support	16,279	15,781	498	3%	48,589	47,461	1,128	2%
Cost of services	12,185	11,829	356	3%	37,988	35,151	2,837	8%
Total cost of revenue	28,464	27,610	854	3%	86,577	82,612	3,965	5%
Gross profit	$48,786	$42,738	$6,048	14%	$139,647	$122,590	$17,057	14%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure cost to support the growth in our current subscription customer base and higher employee-related costs mainly due to an increase in headcount. These increases were partially offset by a decrease in amortization expense for intangible assets for the three and nine months ended September 30, 2023, and internal-use software expense for the nine months ended September 30, 2023. Our subscription gross profit percentages were 76% and 73% for the three months ended September 30, 2023 and 2022, respectively, and 75% and 73% for the nine months ended September 30, 2023 and 2022, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased due to lower personnel costs as our maintenance customer base declined primarily with migrations to our subscription solutions. Maintenance and support gross profit percentages were 62% for both the three and nine months ended September 30, 2023, and 72% for both the three and nine months ended September 30, 2022. Gross profit percentages decreased in 2023 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being relatively fixed.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the period. Services gross profit percentages were 3% and (3)% for the three months ended September 30, 2023 and 2022, respectively, and (1)% and (9)% for the nine months ended September 30, 2023 and 2022, respectively. Services gross profit percentages improved in 2023 compared to 2022 primarily due to an increase in services revenue and a lesser increase in cost of services due to greater efficiencies. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Selling and marketing	$20,324	$22,221	$(1,897)	(9)%	$71,214	$71,528	$(314)	—%
Research and development	22,205	23,303	(1,098)	(5)%	66,343	71,171	(4,828)	(7)%
General and administrative	14,099	13,395	704	5%	42,083	41,561	522	1%
Impairment of fixed assets	—	—	—	—%	—	1,551	(1,551)	(100)%
Total operating expenses	$56,628	$58,919	$(2,291)	(4)%	$179,640	$185,811	$(6,171)	(3)%

Selling and marketing expenses. During the three months ended September 30, 2023, selling and marketing expenses decreased primarily due to a decrease in events and initiatives for sales and marketing, employee-related costs and intangible asset amortization expense. During the nine months ended September 30, 2023, selling and marketing expenses slightly decreased primarily due to a decrease in employee-related costs mainly due to prior organizational changes and intangible asset amortization expense. The decrease was partially offset by an increase in events and initiatives for sales and marketing, and travel expenses.

Research and development expenses. During the three and nine months ended September 30, 2023, research and development expenses decreased primarily due to prior organizational changes and a decreased use of contracted resources. During the nine months ended September 30, 2023, the decrease in research and development expenses also included lower noncash share-based compensation. The noncash share-based compensation was higher in prior year mainly due to the acceleration of equity awards related to the retirement of a senior officer in the first quarter of 2022.

General and administrative expenses. During the three months ended September 30, 2023, general and administrative expenses increased primarily due to employee-related expenses, including share-based compensation and higher professional fees. During the nine months ended September 30, 2023, general and administrative expenses grew modestly, primarily due to increases in professional fees and consulting services.

Impairment of fixed assets. During the nine months ended September 30, 2023 and 2022, we recorded zero and $1.6 million impairment charge related to fixed assets, respectively. The 2022 impairment resulted from changes to our intentions for certain fixed assets in connection with a new agreement with a software vendor.

Non-operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Convertible debt interest and amortization	$(1,497)	$(1,576)	$79	(5)%	$(4,649)	$(4,728)	$79	(2)%
Other (expense) income, net	$(4,288)	$4,158	$(8,446)	(203)%	$(1,046)	$3,738	$(4,784)	(128)%

Convertible debt interest and amortization. Convertible debt expense for the three and nine months ended September 30, 2023 and 2022 related to coupon interest and amortization of debt issuance costs attributable to our Notes.

Other (expense) income, net. The change in other (expense) income, net for the three and nine months ended September 30, 2023 was primarily related to a $4.3 million derivative loss and a $1.8 million loss on debt extinguishment related to the convertible notes exchange. These items were partially offset by higher interest income resulting from an increase in interest rates in 2023 as compared to prior year. In addition, we realized a $3.3 million gain on equity investment recognized in the quarter ended September 30, 2022.

Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Effective tax rate	(1.8)%	(1.9)%	n/a	n/a	(1.0)%	(1.1)%	n/a	n/a
Income tax provision	$241	$254	$(13)	(5)%	$471	$688	$(217)	(32)%

Income tax provision. The tax provision for the three and nine months ended September 30, 2023 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (1.8)% and (1.9)% for the three months ended September 30, 2023 and 2022, respectively, and (1.0)% and (1.1)% for the nine months ended September 30, 2023 and 2022, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates was due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At September 30, 2023, we had $159.1 million of cash, cash equivalents and unrestricted cash and $42.5 million of working capital as compared to $203.6 million of cash, cash equivalents and unrestricted cash and $106.3 million of working capital at December 31, 2022.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our Credit Agreement. In addition, we could access capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss) and the timing of invoicing and cash collections from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of other liabilities.

    We believe our existing cash and cash equivalents, including current estimates of future operating cash flows and funds available under our Credit Agreement, will provide adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, coupon interest and principal payments for our remaining 2024 Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us. During the nine months of 2023, the financial markets experienced some disruption due to certain regional bank failures. We have not experienced any material impact from this disruption but will continue to monitor the situation and take action accordingly.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(3,967)	$(21,936)
Net cash used in investing activities	(2,281)	(1,014)
Net cash (used in) provided by financing activities	(28,269)	2,510
Effect of foreign currency rates on cash	(30)	(289)
Net change in cash, cash equivalents and restricted cash	$(34,547)	$(20,729)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $4.0 million. The improvement year over year was primarily due to increases in sales, the related cash collections, interest income and a reduction in cash operating expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $2.3 million. The increase was due to higher capital expenditures, primarily related to third-party software license renewal, in 2023 as compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $28.3 million. The increase year over year was primarily attributable to a $22.8 million purchase of capped call, in connection with the convertible notes exchange, and also due to higher tax withholding payments of $6.6 million on the vesting of employee share-based awards.

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

Contractual Obligations and Commitments

Other than changes described in Note 10 above and noted below, there have been no material changes to our contractual obligations and commitments disclosed in our Annual Report.

There were no outstanding borrowings under the Credit Agreement as of September 30, 2023. Our Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, our Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. See Note 9 for details on the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

    Although our contracts are predominately denominated in U.S. dollars, we are exposed to foreign currency exchange risk because we also have some contracts denominated in foreign currencies. The effect of a hypothetical 10% adverse change in exchange rates on our foreign denominated receivables as of September 30, 2023 would result in a loss of approximately $0.8 million. We are also exposed to foreign currency risk due to our operating subsidiaries in France, United Kingdom, Canada, Germany, Ireland, Australia, Bulgaria, Ecuador and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the euro, which is our single most significant foreign currency exposure, would have decreased revenue for the three and nine months ended September 30, 2023 by approximately $1.3 million and $3.6 million, respectively. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

    We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this matter and may consider hedging certain foreign exchange risks through the use of currency derivatives in future years.

Interest Rate Risk

    We are exposed to market risk for changes in interest rates related to the variable interest rate on borrowings under the Credit Agreement. As of September 30, 2023, we had no borrowings under the Credit Agreement.

As of September 30, 2023, we had outstanding principal amounts of $150.0 million and $143.8 million of the 2027 and the 2024 Notes, respectively, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise.

    We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on our evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred indebtedness by issuing convertible notes, and we may borrow under our Credit Agreement. Our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. As of September 30, 2023, $150.0 million of aggregate principal amount of the 2027 Notes were outstanding. Following the completion of the Exchange on October 10, 2023, $266.8 million of aggregate principal amount of the 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. As of September 30, 2023, $143.8 million of aggregate principal amount of the 2024 Notes were outstanding. Following the completion of the Exchange on October 10, 2023, $21.7 million of aggregate principal amount of the 2024 Notes are outstanding.

Our Credit Agreement provides for a $50.0 million revolving line of credit, none of which was drawn as of September 30, 2023. The Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our board of directors to repurchase up to $15.0 million in shares of our common stock in the open market or through privately negotiated transactions. As of September 30, 2023, $10.0 million remained available for repurchase under the existing repurchase authorization. We did not make any purchases of our common stock under this program for the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, the following directors and officers, as defined in Rule 161-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:

On August 1, 2023 Leland Jourdan, one of our Directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 2,162 shares of our common stock to satisfy tax obligations related to vesting of RSUs. The plan will terminate on June 7, 2024, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

On August 10, 2023, Scott Cook, our Chief Accounting Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale, from time to time, of up to 12,000 shares of our common stock. The plan will terminate on November 29, 2024, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

On August 11, 2023, Stefan Schulz, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale, from time to time, of up to 64,000 shares of our common stock. The plan will terminate on December 9, 2024, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

On August 30, 2023, Andres Reiner, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale, from time to time, of up to 200,000 shares of our common stock. The plan will terminate on September 9, 2024, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2023.

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

PROS HOLDINGS, INC.

October 31, 2023	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2023	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)