Form 10-K
period 2023-12-31
PROS Holdings, Inc.
filed 2024-02-14
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33554

PROS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		76-0168604
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

3200 Kirby Drive, Suite 600
Houston,	Texas	77098
(Address of Principal Executive Offices)		(Zip code)
Registrant’s telephone number, including area code: 713 335-5151
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	PRO	New York Stock Exchange
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,363,658,912 as of June 30, 2023 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
46,737,830 shares of common stock were issued and outstanding as of February 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2024 Annual Stockholders Meeting (the "2024 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

1

PROS Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

The terms "PROS," "we," "us," and "our" refer to PROS Holdings, Inc., a Delaware corporation, and all of its subsidiaries that are consolidated in conformity with the generally accepted accounting principles in the United States of America ("GAAP").
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends and projections. Forward looking statements can be identified by words such as "future", "believes," "seeks," "expects," "may," "should," "could," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed or implied by these or other forward-looking statements made by us or on our behalf. You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The forward-looking statements made herein are only made as of the date hereof. We undertake no obligation to publicly update forward-looking statements for any reason, except as required by law.
Part I
Item 1. Business
Overview

    PROS provides software solutions that optimize shopping and selling experiences. PROS solutions are used by both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals to help drive profitable growth by leveraging our artificial intelligence ("AI"), self-learning and automation to provide fast, frictionless and personalized transactional experiences for their shoppers across their go-to-market channels. We manage all updates and upgrades of software deployed on the PROS Platform, provide standard configurations of our solutions based on the industries we serve, and offer services to configure our solutions to meet the specific needs of each customer.

Our Solutions

Our cloud-based software solutions, built on the PROS Platform, provide companies with AI-based predictive and prescriptive guidance to deliver real time customized offers and prices to help drive profitable growth. We focus primarily on pricing optimization and management, configure price quote ("CPQ"), airline revenue optimization, airline distribution and retail, and digital offer marketing software. We have infused more than three decades of operational data science research to create the machine learning and AI capabilities of our solutions. For example, our dynamic AI, including forecasting, optimization, neural networks, segmentation and reinforcement learning, allows us to leverage our deep science and research expertise in our solutions.

PROS Platform is a unified platform designed to help businesses create offers, optimize offers, create and manage orders, and market available offers through first- and third-party digital channels. Using our unique and proven AI-based capabilities for deep demand and margin forecasting, network optimization, cost modeling and dynamic pricing, sales, and marketing, the PROS Platform powers both day-to-day decision-making and longer-term business strategy. For example, the PROS Platform helps eliminate barriers between internal stakeholders in the selling process to collaborate on a customer offer and drive it to a close while accelerating pricing and selling efficiencies. Our solutions are provided via software-as-a-service ("SaaS"), are designed to achieve high levels of performance, scalability, availability and security, and leverage our decades of data science and AI expertise to help increase visibility, business agility and customer engagement by aligning sales and pricing strategies across go-to-market channels. The PROS Platform is comprised of the following solutions:

PROS Smart Price Optimization and Management enables businesses to optimize, personalize and harmonize pricing across the complexity of their go-to-market channels in the context of dynamic market and competitive conditions. Our price management capabilities provide a comprehensive pricing platform that offers a single source of accuracy for price management, coordination and strategy. This solution allows businesses to harmonize pricing across go-to-market channels while simultaneously increasing price discipline and protecting price attainment. Pricing users leverage this solution to deploy formulaic price strategies that can incorporate real-time information or conditional data to ensure that every delivered price is up-to-date with the latest market and competitive conditions. With the performance, power and scalability of PROS Real-Time Pricing Engine, B2B and B2C organizations can replace price lists across commerce channels with dynamic calculations for price requests, ensuring that every delivered price is cognizant of conditions at the time of request. This engine allows businesses facing volatile price competition and underlying component costs to leverage data science to systematically adjust pricing in real time. Our price optimization capabilities leverage AI-powered algorithms to provide market-relevant price guidance across sales channels that is dynamically refined to adapt to changing market conditions and buyer behavior. This predictive and prescriptive price guidance provides optimized pricing for each unique buying scenario, which is designed to help businesses drive revenue growth, recover margin leakage, accelerate quote turnaround times and increase win-rates. Smart Price Optimization and Management works with traditional eCommerce scenarios where a sales person is not involved, as well as where a salesperson needs negotiation support, and in all cases this solution provides business-relevant analytics to promote explainability of the AI recommendation.

PROS Smart Configure Price Quote is designed to improve sales productivity and accelerate deal velocity by automating critical sales tasks at scale. Utilizing a foundation of AI and machine learning algorithms, this solution empowers businesses to tailor every offer for every buyer, across all sales channels, leading to more personalized and engaging customer interactions. Smart Configure Price Quote enables users to find and tailor product recommendations, customize configurations, manage approvals, price optimally and generate professional proposals to increase the probability of winning the sale on the first quote. Smart Configure Price Quote supports all selling scenarios including spot-order purchases, subscription orders and setup, and maintenance of negotiated sales agreements. Businesses can also integrate Smart Configure Price Quote into their eCommerce portals, empowering end users to self-serve quotes with confidence.
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
•PROS Airline Real-Time Dynamic Pricing™ offers accurate booking class availability and seat prices scaled across all channels, while keeping the rules, fares and other data in sync. The solution dynamically applies strategies to compute both booking class availability and seat prices in real time at the time of transaction so that airlines can maximize revenue.
•PROS Dynamic Ancillary Pricing provides airlines an AI-based reinforcement learning algorithm to determine optimal prices, based on passengers' willingness to pay and other attributes, for ancillary services such as seat selection, baggage fees and other offered ancillaries.
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

PROS Airline Distribution and Retail solutions enable airlines to become better direct retailers by increasing their control and flexibility over how they sell and distribute offers through scalable shopping, booking and merchandising capabilities to design and distribute offers. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and are entirely passenger service system independent. Our Airline Distribution and Retail suite of products includes:
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

PROS Digital Offer Marketing solutions provide performance content management and search engine marketing tools that enable businesses in the travel industry to drive their customers directly into their direct selling channels, helping create superior brand experiences and foster customer loyalty. These solutions also reduce our customers' dependency and costs associated with transactions routed through third-party intermediaries. PROS Digital Offer Marketing solutions include:
•airTRFX allows airlines to launch and manage digital marketing campaigns by generating digital landing pages for every route, origin and destination in an airline's network with relevant fares and a wide range of local languages.
•airModules provides airlines flight search displays with relevant fares for digital advertising, including maps, histograms, mosaics, carousels, and maps.
•airWire displays dynamic fares and content powered by user-search data independent of third-party intermediaries.
•airSEM provides airline specific search engine marketing tools designed to help airlines build, launch and manage ad campaigns with real-time fares in ad copy.

Our Industry

Rapidly changing markets and buyer expectations make it increasingly harder for companies to compete and grow. In response to these pressures, we believe that market forces, including increasingly dynamic and complex business models, the continued growth of eCommerce, inflation, supply and demand volatility, the volume of enterprise and market data will increase demand for software solutions that enable companies to dynamically configure, price and sell their products and services across buyer channels with speed, precision and consistency. We believe the market for solutions using AI and machine learning that can drive profitable revenue growth is large, growing, and spans most major industries.

Technology

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the complex and demanding processing requirements of sophisticated global enterprises, including those who require sub-second response times. We generally provide our cloud services via cloud computing platform partners who offer Infrastructure-as-a-Service ("IaaS") and Platform-as-a-Service ("PaaS"). Using cloud computing platform partners and their globally distributed infrastructure provides us flexibility to service customers around the globe at scale and in compliance with data residency and privacy requirements. We also deliver our solutions from infrastructure designed and operated by us but secured within third-party data center facilities. Our Platform consists of multi-tenant cloud capabilities with an architecture that incorporates customer-specific data privacy and complies with data sovereignty policies.

Sales, Marketing and Customer Success

    We sell and market our software solutions on the PROS Platform primarily through our direct global sales force and indirectly through go-to-market partners, resellers and system integrators. Our marketing activities consist of a variety of programs designed to generate sales leads, accelerate sales opportunities and build awareness of our solutions. We host an annual customer conference, Outperform, where our customers and prospects are invited to learn about best practices from thought leaders, executives and other practitioners in using technology to compete in the digital economy, hear about our latest innovations, and network with peers across industries. Our customer success team helps ensure customer satisfaction with our solutions, by working with our customers to ensure that our solutions drive value for them in order to drive customer retention.
Professional Services

    We provide software-related professional services, including implementation, configuration, consulting and training services. We offer in-depth expertise, proven best practices and repeatable delivery methodologies based on standardized and tested implementation processes developed through years of experience implementing our software solutions in global enterprises across multiple industries. In addition to our own internal services team, we also work with many third-party system integrators who have been certified to implement our software.

Maintenance and Support

Customers maintaining on-premises licenses that were purchased prior to 2015 are supported through maintenance and support contracts. Revenue from maintenance and support services has continued to decline as a result of existing maintenance customers migrating to our cloud solutions. We notified our legacy on-premises customers that we will be discontinuing maintenance for most of our legacy on-premises software and will continue working with the few remaining on-premises customers to migrate them to our cloud solutions.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing and distribution, transportation and logistics, chemicals and energy, food and consumables, healthcare, insurance, technology and travel. Our customers are generally large corporate enterprises, many with a global footprint, or medium-sized businesses, although we also have customers that are smaller in scope of operations. In 2023, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 65% of our total revenue came from customers outside the U.S. for the year ended December 31, 2023.

Competition

The markets for our solutions are highly competitive, fragmented, rapidly evolving, and subject to changing technology, shifting customer needs, and introductions of new products and services. Due to the breadth of the business problems we solve across our Platform, we compete with a number of companies. These include both larger and smaller competitors, including those providing industry specific software, pricing solutions, CPQ solutions and revenue management solutions, all of which deliver only a part of the functionality of our competing PROS offerings. We also face competition from retail, shopping and merchandising solutions designed for the airline industry. Large enterprise application providers have developed offerings that include functionality that competes against part of our Platform. In addition, we find that custom solutions developed internally by businesses, which generally include some combination of spreadsheets, manual processes, external consultants and internally developed software tools, are often themselves the competition for our Platform.

We believe the principal competitive factors in our markets include:
•breadth and depth of product and service offerings, including functionality, performance, product architecture, data security, reliability and scalability;
•strength of AI and real-time capabilities;
•price, return on investment, total cost of ownership and time-to-value;
•user experience;
•applicability for all current and expected selling channels;
•customer base and reputation;
•breadth and depth of integrations with the software already used by the customer;
•depth of expertise in data and pricing science;
•industry domain expertise and functionality; and
•brand awareness.
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

Research and Development

We believe innovation is the foundation of our business and our ability to compete successfully depends on our continued ability to provide timely and competitive products to our customers as technology continues to advance. We continue to make significant investments in research and development for the enhancement of our existing solutions and the development of new solutions. For example, we believe PROS was the first in the market to use neural network technology to drive hyper-personalized price recommendations. In fiscal 2023 and 2022, we incurred research and development expenses, net of capitalized internal-use software cost, of $89.4 million and $93.4 million, respectively, which includes investments in our product management, product development and science and research groups. We conduct research and development activities in various domestic and international locations and also utilize third-party contractors in various countries. We also employ data scientists, many of whom are Ph.D.'s, to advance our innovation and interact with our customers, product development, sales, marketing and services teams to help keep our science efforts relevant to real-world demands. These scientists have specialties including, but not limited to, AI, machine learning, operations research, management science, statistics, econometrics and computational methods.

Human Capital Resources

We believe we must attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our high ethical standards. We believe that our commitment to innovation begins with our commitment to create an environment where our employees can thrive and reach their full potential. To accomplish this, we offer competitive total rewards, promote diversity, equity, inclusion, belonging, and invest in ongoing employee learning, development, health and welfare. Oversight of our approach to and investment in human capital resources is a key governance matter for our Board of Directors ("Board"). Directly, and through its Compensation and Leadership Development Committee, the Board engages regularly with management on human capital matters. As of December 31, 2023, we had 1,486 full-time personnel, which included 1,335 employees and 151 outsourced personnel. Our team spans 15+ countries, reflecting various backgrounds, ages, gender identities and ethnicities.

Culture. At PROS, our values and culture are embedded in everything we do. We proactively look for ways to maintain our collaborative and open company culture and further improve our organizational health, including through regular employee and management communication, periodic team events and frequent employee pulse surveys. We use insights from employee feedback, including through town halls, leader forums and other communication channels, to inform our human capital resources plans. In the last two years, PROS was Certified™ by Great Place to Work® and recognized as a Best Workplace in Texas, Most Loved Workplace and People’s 100 Companies that Care, which shows the continued impact of our efforts. We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives.

Total Rewards. We require a talented workforce to drive innovation, operational excellence and long-term stockholder value. We also believe that employees should be paid fairly for what they do and how they do it, regardless of their gender, race or other personal characteristics, and we constantly strive for pay parity. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. To attract and retain a talented workforce, we provide total rewards programs, practices and policies designed to be market-competitive, including by benchmarking and setting pay ranges based on market data and also considering factors such as an employee’s role, skills, experience, job location and performance. We have invested in analysis and transparency to demonstrate our commitment to fair compensation and opportunity.

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

Diversity and Inclusion. We believe diversity, equity, inclusion, and belonging ("DEIB") drive innovation and ownership. Our commitment to diversity and inclusion starts at the top with a skilled and diverse Board which provides oversight over our human capital resources efforts, including our DEIB programs and initiatives. As of December 31, 2023, the majority of our Board was comprised of either female and/or ethnically diverse directors, with both female and ethnically diverse representation on our Board for more than 10 years. As of December 31, 2023, women represent 36% of our global employees, and in the U.S., more than 55% of our employees represent minority groups, with underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing 30% of our U.S. employees.

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

Hybrid Work. As the pandemic brought systemic changes to historic work habits, we embraced a hybrid work model focusing on cultivating an inclusive employee experience that promotes in-person collaboration to drive innovation and flexibility, including in work location and work schedules, based on a blend of what makes sense for our business, each team and each employee. We take an integrated approach to helping our employees manage work and personal responsibilities, with a strong focus on employee physical and mental health. Recognizing that working in a hybrid environment across our global company remains relatively new, we offer company-wide initiatives to assist our employees, including productivity, mental and physical health programming, and periodic recharge days. Additional information on our hybrid work model and related wellness initiatives will be included in our 2024 Proxy Statement.

Learning and Development. We believe that continuous learning cultivates innovation and that the development of our most important assets, our people, is foundational to fulfill our mission. We regularly invest in our employees’ career growth and provide our employees opportunities for training on a wide range of skills designed to help them be more effective in their current and future roles. In 2023, all our employees participated in learning and development activities, and we introduced a new PROS University, giving employees access to thousands of courses across a broad range of categories, including leadership, inclusion and diversity, professional skills, technical and compliance. Because the development of our employees and next generation of leaders is critical to our long-term success, we annually engage in a comprehensive talent evaluation and succession planning process, including manager evaluations of all employees and detailed succession planning for all director and above roles with Board oversight over succession planning for senior management and other key roles.

Corporate Information

We were incorporated in Texas in 1985. We reincorporated as a Delaware corporation in 1998. In 2002, we reorganized as a holding company in Delaware. Our principal executive offices are located at 3200 Kirby Drive, Suite 600, Houston, Texas 77098. Our telephone number is (713) 335-5151. Our website is www.pros.com. Our website and any other websites referenced herein, and the information that can be accessed through such websites, are not part of this report nor incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on May 22, 2023, we submitted to the NYSE an annual certification signed by our Chief Executive Officer ("CEO") certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

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

We have been and will continue to be a target for cybersecurity attacks because we store, process and transmit confidential, proprietary and other sensitive information for both our customers and our own business operations. Despite our implementation of security measures and controls designed to prevent, mitigate, eliminate or alleviate known security vulnerabilities, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state actors, as well as events which may arise from human error, fraud or malice on the part of employees, contractors or other third parties. Cybersecurity incidents include, among others, data theft, data corruption, data loss, unauthorized access, mishandling of customer, employee and other confidential data, computer viruses, ransomware or malicious software programs or code, cyber attacks, including advanced persistent threat intrusions by inside actors or third parties, social engineering attacks (“phishing”) targeting our employees, web application and infrastructure attacks, denial of service and similar disruptive events (each a “Security Incident”). We use third-party and public-cloud infrastructure providers, such as Microsoft Azure, IBM, Amazon Web Services ("AWS"), and other third-party service providers, and we are dependent on the security measures of those third parties to protect against Security Incidents. We may experience Security Incidents introduced through the tools and services we use. Our ability to monitor third-party service providers' data security is necessarily limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform. The security measures implemented by us and by our third-party service providers cannot provide absolute security, and there can be no assurance that such security measures will be effective against current or future security threats.

In the normal course of our business, we experience Security Incidents that, to date, we believe have been typical for a SaaS company of our size. However, despite implementing security measures, there is no guarantee of preventing or mitigating a Security Incident. Cyber attacks have in the past, and may again in the future, impede the performance of our products, penetrate the security of our network, cloud platform and other internal systems, or that of our customers, misappropriate proprietary information or cause interruptions to our services. Given the novel and sophisticated ways that cyber criminals engage in cyber attacks, it is reasonable to expect that despite the implementation of security measures, our security measures and the security measures of third-party providers on which we rely would not be sufficient to prevent our systems from being compromised.

The scale and number of cyber attacks continue to grow and the methods and techniques used by threat actors to compromise systems change frequently, continue to evolve at a rapid pace, and may not be recognized until launched or for an extended period of time thereafter. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques and AI, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. Cyber attacks have become more prevalent against SaaS companies generally, have increased as more individuals work remotely, and have increased due to political uncertainty and geopolitical and regional conflicts, including the Russia-Ukraine and Middle East conflicts. As a result, we and our third-party service providers are subject to heightened risks of Security Incidents from nation-state actors or other third parties leveraging tools originating from nation-state actors, and potentially expose us to new complex threats. We may be unable to anticipate these techniques or implement adequate preventative or remediation measures in a timely manner, if at all, even when a vulnerability is known. We and our third-party providers may not be able to address such vulnerability prior to experiencing a Security Incident.

We may incur significant costs and liability in the event of a breach. We may also be required to, or find it appropriate to, expend substantial capital and other resources to remediate or otherwise respond to problems caused by any actual or perceived breaches or Security Incidents. Security Incidents impacting us or our service providers could result in interruptions, delays, cessation of service and loss of existing or potential customers, as well as loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, unauthorized access to, and theft, loss or disclosure of, our and our customers’ proprietary and confidential information, including personal information, litigation, governmental investigations and enforcement actions, including fines or other actions, increased stock price volatility, significant costs related to indemnity obligations, legal liability and other expenses, and material harm to our business, financial condition, cash flows and results of operations. For example, in the event of a ransomware attack, it could be difficult to recover services that are the subject of the ransomware attack and there can be no guarantee as to the timing or completeness of any such recovery. These costs may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We cannot ensure that our commercial insurance will be available or sufficient to compensate us for all costs we may incur as a result of a Security Incident, and if we made significant insurance claims, our ability to obtain comparable insurance in the future may be impaired or only available at significantly increased cost.

There can be no assurance that future Security Incidents will not be material to our business operations, financial condition, cash flows, and results of operations.

Current and future economic and geopolitical uncertainty and other unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in the global economy or conditions in the industries we serve. General macroeconomic conditions impacted by inflation, increased cost of capital, supply chain disruptions, fluctuations in currency exchange rates, and recession risks in major economies, and geopolitics, including armed conflicts, affect the business climate in which we operate. Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Deterioration in the economy, regardless of causes, can negatively impact demand for our solutions and make it difficult to accurately forecast and plan our future business activities. Geopolitical tension and armed conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East, have had, and continue to have, an adverse impact on the global economy, including supply chain disruptions, inflation and capital and commodity markets volatility. All of these risks and conditions could harm our future sales, business and operating results. Our business and operations could also be harmed and our costs could increase if our or our customers’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. While the ultimate scope and broader impact of the ongoing Russia-Ukraine and Middle East conflicts cannot be predicted with certainty, they have not had a material impact to date on our business or ability to operate. However, if any of these conflicts, or other geopolitical tensions, spark additional regional or wider conflicts, then additional risks may manifest themselves, including general geopolitical unrest, broader economic uncertainty, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains and routes, including energy supplies, commodity and other price inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war.

Weakening economic conditions, regardless of the causes, could adversely impact our prospects’ and customers’ rate of information technology spending, delay their purchasing decisions, impact their ability or willingness to purchase or continue to use our solutions, reduce the value, scope or duration of subscription contracts, or limit their ability to pay amounts owed, all of which would adversely affect our operating results. For example, we experienced such an impact as a result of the COVID-19 pandemic, when customers, particularly in the travel industry, delayed and deferred purchasing decisions and requested concessions. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results. Unfavorable trends in the U.S. or global economy, such as rising interest rates, and conditions resulting from financial and credit market fluctuations may cause our customers and prospective customers to decrease their information technology budgets, which would limit our ability to grow our business and negatively affect our operating results.

We have experienced, and may continue to experience, operational cost and cost of capital increases as a result of inflation. While the rate of inflation moderated in the second half of 2023, the U.S. Federal Reserve and other central banks raised, and may continue to raise, interest rates in response to concerns over the inflation rate. Market interest rates have increased, and may continue to increase, as well. Inflation will continue to have an impact on our business if we are unable to achieve commensurate increases in the prices we charge our customers or if increased prices lead to decreased spending by our customers. Although we have taken measures to mitigate the impact of inflation and increased interest rates, if these measures are not effective, our business, financial condition, results of operations, cash flow, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

    Failure to increase business from our customers, sustain our historical renewal rates and/or capture customer IT spend could adversely affect our future revenue and operating results.

Many of our customers initially purchase one of our software solutions for a specific business segment, geographic location, or user group within their organization, and later purchase additional solutions and/or add business segments, other geographic locations and seats for additional users. Our subscription agreements are typically for an initial term of one to five years. These customers might not choose to renew, expand the scope of use for their existing software solutions or purchase additional software solutions for a variety of reasons, including, among others, elongated time to value, changed priorities and competing solutions. In addition, when we deploy new applications and features for our software solutions or introduce new software solutions, our customers may not purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

    We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, perceived and actual time to value, changed customer priorities and budget cuts, our ability to continue to regularly add functionality, the reliability (including uptime) of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of customer bankruptcies, general economic downturns or uncertainty in financial markets. If our customers choose not to renew their subscription agreements with us on favorable terms or at all, our business, operating results, cash flows, and financial condition could be harmed.

We continually improve our Platform and often seek appropriate price increases at subscription renewal. In an inflationary environment, our ability to earn and negotiate appropriate price increases from our customers is important to maintain and grow our operating margins. If we are unable to successfully capture price increases over time, our business, operating results, cash flows, and financial condition could be harmed.

If we fail to manage our profitable growth objective effectively, our business, cash flow and results of operations will be adversely affected.

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

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and AWS, all of which must interoperate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss, telecommunications and human failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, disruptions to the hardware supply chain necessary to maintain these third-party systems or to run our business could impact our service availability and performance. These providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Certain of our applications are essential to our customers’ ability to quote, price, and/or sell their products and services. Interruption in our service may affect the availability, accuracy or timeliness of quotes, pricing or other information and could require us to issue service credits to our customers, damage our reputation, cause our customers to terminate their use of our solutions, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers. In addition, certain of our applications require access to our customers' data which may be held by third parties, some of whom are, or may become, our competitors. For example, many of our travel industry products rely upon access to airline data held by large airline IT providers which compete against certain of our airline products. Certain of these competitors have in the past, and may again in the future, make it difficult for our airline customers to access their data in a timely and/or cost-effective manner.

Any disruption from our third-party data center, software, data or other service providers could impair the delivery of our service and negatively affect our business, damage our reputation, negatively impact our future sales and/or cash flows and lead to legal liability and other costs.

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

We have experienced substantial growth in the number of customers and data volumes serviced by our cloud infrastructure in recent years. While we have designed our cloud infrastructure to meet the current and anticipated future performance and accessibility needs of our customers, we must manage our cloud operations to handle changes in hardware and software parameters, spikes in customer usage and new versions of our software. We have experienced, and may experience in the future, system disruptions, outages and other cloud infrastructure performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal or external), fraud, spikes in customer usage, denial of service issues and other Security Incidents. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis, and for certain of our products, we also offer response time commitments. If we are unable to meet the stated service level or response time commitments, or if we suffer extended periods of unavailability for our solutions, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or customers may choose to terminate or not renew contracts. Any extended service outages or other performance problems could also result in damage to our reputation or our customers’ businesses, cause our customers to elect not to renew or to delay or withhold payment to us, loss of future sales, lead to customers making other claims against us that could harm our subscription revenue, result in an increase in our provision for credit losses, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

If we fail to protect our intellectual property adequately, our business may be harmed.

Our success and ability to compete depends, in part, on our ability to protect our intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. We cannot, however, be certain that steps we take to protect our intellectual property are adequate. The rapid adoption of generative AI brings additional risks to intellectual property, particularly copyrighted material. The rate and pace of development and use of AI tools may outpace our ability to identify misappropriation and protect our intellectual property. Further, in early 2023, the U.S. Federal Trade Commission ("FTC") proposed a sweeping ban on employee non-competition agreements which we have historically utilized with a significant percentage of our employees to enhance the protection of our intellectual property. If the FTC's proposal is issued and upheld, a ban on non-competition agreements would make it more challenging for us to protect our intellectual property and could have a material adverse effect on our business. In addition, laws in certain jurisdictions, including certain U.S. states in which we have employees, ban or limit non-competition agreements. As we have expanded our workforce footprint and jurisdictions have changed their laws to ban or limit non-competition agreements, our ability to fully protect our intellectual property has been reduced.

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

We have completed five acquisitions since 2013, and we plan to continue to acquire other businesses, technologies and products to complement or enhance our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). Acquisitions are typically accompanied by a number of risks, including:

•difficulties in integrating the operations and personnel of the acquired companies;

•difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries;

•disruption of ongoing business and distraction of management;

•inability to maintain relationships with customers and retain employees of the acquired businesses;

•impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•difficulties in incorporating acquired technology and rights into our solutions and services;

•unexpected expenses resulting from the acquisitions; and

•potential unknown liabilities associated with the acquisitions.

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

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of operational, regulatory, economic, foreign currency exchange, tax and political risks. In addition to our operations in the U.S., we have employees and operations in numerous international locales, including in Europe, the Middle East, Latin America and Asia/Australia. We expect our international operations and the geographic footprint of our workforce to continue to grow. We face a wide variety of risks with respect to our international operations, including:

•geopolitical and economic conditions in various parts of the world, including conflicts impacting travel and regional stability, supply chain and labor market disruptions, inflation, currency exchange and interest rate fluctuations and recession;

•sustained disruption to domestic or international travel for any reason, including conflicts, outbreaks of contagious disease such as the COVID-19 pandemic and variations or mutations thereof, as well as any other disrupting events;

•the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•operational and organizational challenges with a more geographically dispersed workforce, including communication and remote management challenges, coordination and collaboration issues, cultural differences, knowledge management and transfer gaps, and other unforeseen costs;

•differing labor and employment regulations, especially where labor laws are generally more advantageous to employees as compared to the U.S.;

•compliance with multiple, conflicting, ambiguous, complex or evolving governmental laws and regulations, including privacy, data security, anti-corruption, import/export, antitrust and industry-specific laws and regulations and our ability to identify and respond timely to compliance issues when they occur;

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

As we continue to expand our business globally, our success depends, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results, financial condition and cash flows.

Market and Competition Risks

Any downturn in sales to our target markets could adversely affect our operating results.

Our success is highly dependent upon our ability to sell our software solutions to customers in our target industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. For example, while the travel industry has made significant recovery from the depths of the COVID-19 pandemic, the airline and rental car industries which we serve continue to face various operational challenges which can limit their ability to engage with us on our solutions.

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

If we are unable to provide enhancements and new features for our existing software solutions or new solutions that achieve market acceptance or to integrate technology, products and services that we acquire into our Platform, our business, revenues and other operating results could be significantly adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. We have experienced, and may experience in the future, delays in the planned release dates of enhancements to our Platform, and we have discovered, and may discover in the future, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our Platform, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. Furthermore, because our software solutions are intended to interoperate with a variety of third-party enterprise software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third-party software necessary to provide effective solutions to our customers could reduce the demand for our software solutions, result in customer dissatisfaction and limit our financial performance.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets for enterprise software applications for pricing optimization and management, CPQ, airline revenue optimization, airline distribution and retail, and digital offer marketing are competitive, fragmented and rapidly evolving. We expect additional competition from other established and emerging companies as the markets in which we compete continue to develop and expand, as well as through industry consolidation, including through a merger or partnership of two or more of our competitors or the acquisition of a competitor by a larger company. For example, the introduction of new AI platforms and applications by competitors or the development of entirely new technologies to replace existing software offerings could negatively impact demand for our Platform. Some of our current and potential competitors may have larger installed bases of users, longer operating histories, broader distribution, greater name recognition, a broader suite of product offerings, and have significantly greater resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands, and devote greater resources to the development, promotion and sale of their products.

Competition could seriously impede our ability to sell our software solutions and services on terms favorable to us or at all. Our current and potential competitors may develop and market new technologies that render our existing or future solutions obsolete, unmarketable or less competitive. In addition, if these competitors develop solutions with similar or superior functionality to our solutions, or if they offer solutions with similar functionality at substantially lower prices than our solutions, we may need to decrease the prices for our solutions in order to remain competitive. In addition, our competitors have and may in the future, offer their products and services at a lower price, or offer price concessions, delayed payment terms, or provide financing or other terms and conditions that are more enticing to potential customers. For example, technology advancements in AI that drive material improvements in operating efficiency may allow competitors to further compete with us on price. If we are unable to maintain our current pricing due to competitive pressures, our margins could be reduced and our operating results could be adversely affected. If we do not compete successfully against current or future competitors, competitive pressures could materially and adversely affect our business, financial condition, cash flows and operating results.

We focus primarily on pricing optimization and management, CPQ, airline revenue optimization, airline distribution and retail, and digital offer marketing software and if the markets for these software solutions develop more slowly than we expect or if we fail to capitalize on the market opportunity, our business could be harmed.

We derive most of our revenue from providing our software solutions for pricing optimization and management, CPQ, airline revenue optimization, airline distribution and retail, and digital offer marketing, as well as providing implementation services and ongoing customer support. These markets are evolving rapidly, and it is uncertain whether software for these markets will achieve and sustain high levels of demand. Our success depends on the willingness of businesses in our target markets to use the types of solutions we offer and our ability to capture share in these markets. Some businesses may be reluctant or unwilling to implement such software for a number of reasons, including failure to understand the potential returns of improving their processes, lack of knowledge about the potential benefits that such software may provide, or reluctance to change existing internal processes. Some businesses may elect to improve their pricing and sales processes through solutions obtained from their existing enterprise software providers, whose solutions are designed principally to address functional areas other than what our solutions provide. If businesses do not embrace the benefits of vendor software solutions in the areas in which we focus, then these markets may not continue to develop or may develop more slowly than we expect, either of which would significantly and adversely affect our revenue, operating results, and cash flows.

Human Capital Risks

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.

We believe that a critical component of our success has been our corporate culture, and we invest substantial time and resources in building and maintaining our culture and developing our personnel; however, as we continue to scale our business both organically and through potential acquisitions, it may be increasingly difficult to maintain our culture. Moreover, our shift to both a hybrid work environment and a more geographically dispersed workforce requires significant action to preserve our culture. While we have implemented many wellness, development and supportive programs for our workforce, the shift to a hybrid work environment and the expansion of our workforce footprint presents risks to our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic objectives.

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

Regulatory, Compliance and Litigation Risks

Complex and evolving global laws and regulations expose us to potential liability, increased costs and other adverse impacts on our business.

We provide our cloud software solutions globally and our operations are subject to complex and evolving laws and regulations, including laws on data privacy, data localization, data security, labor and employment, import/export and AI. Compliance with these laws and regulations is onerous and expensive. In addition, these laws and regulations may be inconsistent across jurisdictions and are subject to differing, and sometimes conflicting, interpretations. Although we have implemented policies, procedures and controls designed to ensure compliance with applicable laws, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures. If we are found to have violated laws and regulations, it could materially adversely affect our business, reputation, results of operations, cash flow, and financial condition. Regulatory changes have in the past, and may in the future be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures.

Our cloud software solutions process data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to

us. Any perceived inability to adequately address privacy, data localization or cybersecurity compliance or to comply with more complex and numerous laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition, results of operations and cash flows.

Evolving laws and changing interpretations of existing laws by regulators and courts, have in the past, and may continue to create new compliance obligations, increase our costs to provide our products and services, adversely affect our sales cycles, affect our ability to implement business models effectively, limit us from offering certain solutions in certain jurisdictions or circumstances, and expand the scope of potential liability, either jointly or severally with our customers, partners and suppliers. For example, evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and receive personal data have in the past, and may in the future increase our costs and operational risks. While AI regulation is in the nascent stages of development globally, the evolving AI regulatory environment may adversely impact our sales cycle times, increase our research and development costs, and increase our liability related to the use of AI that are beyond our control or result in inconsistencies in evolving legal frameworks across jurisdictions. While we believe we have taken a responsible approach to the development and use of AI in our solutions, there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our solutions available without costly changes, requiring us to change our AI development practices, business strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm or legal liability. If jurisdictions implement more restrictive or onerous regulations, such developments could adversely impact our business, financial condition, cash flows, and results of operations.

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

•increased maintenance and support expenses; and

•increased insurance costs.

Our agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our software solutions and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot provide assurance that our current liability insurance coverage would continue to be available on acceptable terms or at all. In addition, the insurer may deny coverage on any future claims. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention may be diverted from our operations.

Business Model and Capital Structure Risks

We have experienced losses since we transitioned to a cloud strategy, and we may continue to incur losses for longer than we expect.

We expect our expenses to continue to exceed our revenues in the near term as we continue to make investments as part of our cloud strategy, particularly in new product development, sales, marketing, security, privacy and cloud operations. While we delivered significant free cash flow in 2023 and profitable operations on an adjusted EBITDA basis, our ability to return to profitability depends on our ability to: continue to drive subscription sales, enhance our existing products and develop new products, scale our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, renew our subscription agreements with existing customers, and manage our expenses. If we are not able to execute on these actions, our business may not grow as we anticipate, our operating results could be adversely affected and we will continue to incur net losses in the future. Additionally, our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations, financial condition and cash flows.

We incurred indebtedness by issuing convertible notes, and we may borrow under our Credit Agreement. Our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. In October 2023, following the completion of the Exchange described in Note 16 to the Consolidated Financial Statements, we issued an additional $116.8 million of principal amount of 2027 Notes. As of December 31, 2023, $266.8 million of aggregate principal amount of the 2027 Notes are outstanding.

In May 2019, we issued $143.8 million principal amount of 1.0% convertible senior notes ("2024 Notes" and together with the 2027 Notes, the "Notes") due May 15, 2024, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Following the completion of the Exchange, as of December 31, 2023, $21.7 million of aggregate principal amount of the 2024 Notes are outstanding.

Our Credit Agreement provides for a $50.0 million revolving line of credit, none of which was drawn as of December 31, 2023. The Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of agreements entered into during prior quarters. The time between entering into a contract and recognizing subscription revenue can be extended for certain contracts and products, including certain of our travel products, for a number of reasons such as extended implementation planning and delayed "go live." Consequently, any declines, or increases, in new or renewed subscriptions in any quarter are not fully reflected in our revenue for that quarter, but negatively, or positively, affect our subscription revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market demand of our services or decreases in our retention rate are not fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from additional sales must be recognized over the applicable subscription term. We may be unable to timely adjust our cost structure to reflect changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the term of the customer agreement. As a result, increased sales growth results in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. In addition, we expect to continue to experience some seasonal variations in our cash flows from operating activities, including, as a result of the timing of payment of payroll taxes, performance bonuses to our employees and costs associated with annual company-wide events, each of which have historically been highest in our first fiscal quarter. Therefore, the results of any prior quarterly periods should not be relied upon as an indication of our future operating performance.

If we fail to migrate our remaining customers with on-premises software licenses to our latest cloud software solutions, our future revenue and our costs to provide support to those customers may be negatively impacted.

We notified our customers of our legacy on-premises software products that we will be discontinuing maintenance for most of our legacy on-premises software. These customers will need to migrate to our current cloud solutions to continue to be supported and take advantage of our latest features, functionality and security which are only available via the PROS cloud. When considering whether to migrate, these customers may evaluate alternative solutions due to the additional change in management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our internal development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue will be affected.

If our goodwill or amortizable intangible assets become impaired, we could be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. GAAP requires us to test for goodwill impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations and financial condition.

Risks Relating to Ownership of our Common Stock

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock, and the software industry generally, has been and is likely to continue to be volatile. Volatility could make it difficult to trade shares of our common stock at predictable prices or times. A wide variety of factors have caused historic volatility and may cause the market price of our common stock to be volatile in the future, including the following:

•U.S. and global economic and geopolitical conditions and events, including global crises such as the COVID-19 pandemic;

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

•conversion of convertible notes into equity or sales of common stock or other securities by us;

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

Item 1B. Unresolved Staff Comments

    None.
Item 1C. Cybersecurity

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees. Our Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance. As discussed in more detail under the heading “Governance” below, our Board and management devote significant time to cybersecurity risk oversight. The Board annually reviews our overall cybersecurity risk profile to help ensure that sensitive data remains secure in an ever-changing threat landscape, including risk preparedness and mitigation strategies. This assessment considers a range of factors, including our business objectives, the threat landscape, industry trends and regulatory requirements. The Audit Committee of the Board ("Audit Committee") spearheads the oversight of our cybersecurity risk management and regularly meets, not less than quarterly, with our Chief Information Security Officer (“CISO”) and other members of management, including those with significant roles in our cybersecurity efforts. Our Executive Steering Committee, described below, provides senior management oversight to our cybersecurity program.

Collaborative Approach. We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards. We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning. We have established and maintain incident response and recovery plans that address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness. We provide regular, mandatory training for our employees regarding cybersecurity threats and our security policies to equip our employees with tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We regularly assess and test our cybersecurity policies, standards, processes and practices. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage recognized third-party experts to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. We adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our Board, in coordination with the Audit Committee, oversees our ERM process, including the management of risks from cybersecurity threats. The Board and the Audit Committee receive regular presentations and reports on cybersecurity risks from our CISO, which address a wide range of topics including recent developments, evolving standards, security effectiveness, vulnerability assessments, third-party and independent reviews, the threat environment, incident response planning, remediation efforts, employee training and awareness (including the results of our annual cybersecurity training), technological trends and information security considerations arising with respect to our peers and third parties. On a quarterly basis, our Audit Committee discusses our approach to cybersecurity risk management with our CISO and other members of management, including planned initiatives to help the Board evaluate the effectiveness of our cybersecurity program. One of our independent directors, Ms. Hammoud, a seasoned software executive, participates in Audit Committee meetings during cybersecurity sessions and provides direct guidance to our CISO outside of regularly scheduled Board meetings on cybersecurity matters.

Our CISO, in coordination with our Executive Steering Committee, including our CEO, our Chief Financial Officer (“CFO”), our Executive Vice President, Engineering, our Director of IT and our General Counsel, works collaboratively across the Company to implement a program intended to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to provide governance over cybersecurity issues, address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our CISO and management monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee, and in certain incidents to the Board, when appropriate.

Our CISO has served in various roles in risk management and enterprise and cybersecurity for over 20 years, including serving as Deputy CISO at a global cybersecurity software company. Our CISO has attained numerous professional certifications, including Certified Information Systems Security Professional, Certified in Risk and Information Systems Control, Certified Information Security Manager, Certified Information Systems Auditor, and GIAC Security Operations Manager. Our CEO, who has decades of software engineering experience, has served as our CEO and as a member of our Board for thirteen years, during which time he has overseen our ERM program, including risks arising from cybersecurity threats. Our CFO and General Counsel each have more than 20 years of experience managing risks, including both at the Company and with other public companies. The other members of our Executive Steering Committee are all experienced leaders in their respective areas of management with extensive SaaS operational experience.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, cash flows, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 7, 2024 there were 34 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2018, and ending December 31, 2023. The graph is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return

Index Value
200
150
100
50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
PRO
S&P 500
Russell 2000 Index

(1)The graph assumes that $100 was invested on December 31, 2018 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
PRO	$100.00	$190.83	$161.69	$109.84	$77.26	$123.54
S&P 500	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
Russell 2000 Index	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31

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

During 2023, we did not make any purchases of our common stock under this program. As of December 31, 2023, $10.0 million remains available under the stock repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the year ended December 31, 2023.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

In 2023, we continued to grow our subscription revenue by enabling our customers to leverage our AI-driven solutions on the PROS Platform, while also generating positive net operating cash flows of $9.9 million during a challenging macroeconomic environment. Other notable items for 2023 include:
•increased subscription revenue by 15% and total revenue by 10% as compared to prior year;
•gross revenue retention rates remained above 93% during the trailing twelve months ended December 31, 2023;
•recurring revenue, which consists of subscription and maintenance and support revenue, accounted for 84% of our total revenue; and
•extended the maturity of most of PROS debt to 2027 by exchanging approximately 85% of PROS outstanding convertible notes due in May 2024 for newly issued convertible notes due in September 2027.

Key Performance Metrics

We regularly review the following key performance metrics to assess the health and trajectory of our business:

Subscription ARR. Subscription annual recurring revenue ("Subscription ARR"), a non-GAAP financial measure, is defined, as of a specific date, as contracted subscription revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions. Subscription ARR should be viewed independently of subscription revenue, deferred revenue and other GAAP measures, and is not intended to be combined with any of these items. We adjust our reported subscription ARR on an annual basis to reflect exchange rate changes. Our constant currency subscription ARR is based on the actual currency rates set at the beginning of the year. The same rates are used to measure both 2023 and 2022 ARR. Subscription ARR on a constant currency basis as of December 31, 2023 was $257.9 million, up from $227.0 million as of December 31, 2022, an increase of 14%. Subscription ARR on an as reported basis as of December 31, 2023 was $259.0 million, approximately $1.2 million higher than our constant currency subscription ARR.

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $9.9 million for the year ended December 31, 2023, as compared to net cash used in operating activities of $23.9 million for the year ended December 31, 2022. The improvement year over year was primarily due to increases in sales and the related cash collections, an increase in interest income and a decrease in cash operating expenses.

Free Cash Flow. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow for the year ended December 31, 2023 was $11.4 million, compared to free cash flow used of $21.7 million for the year ended December 31, 2022, an improvement of approximately $33 million. The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$9,877	$(23,906)
Severance	4,081	3,058
Purchase of property and equipment	(2,543)	(861)
Capitalized internal-use software development costs	(48)	—
Free cash flow	$11,367	$(21,709)

Factors Affecting Our Performance

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•Macroeconomic and Geopolitical Environment. The companies we serve continue to navigate a complex macroeconomic environment impacted by inflation, higher interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, geopolitical conflicts, including the Russia-Ukraine and Middle East conflicts, and other local and regional macroeconomic conditions. Uncertain macroeconomic and industry conditions in countries and regions in which we operate create a continued challenging selling environment for large enterprise technology deployments. Despite this environment, we remain confident in our ability to help our customers drive profitable growth by optimizing their shopping and selling experiences. For example, pricing volatility and inflation are catalysts for demand for our AI-driven price optimization and management solutions. Partly, as a result, we grew both subscription revenue and total revenue by double digits in 2023. We believe in the near term that new customers will emphasize smaller scope initial purchases and fast return on their investments. We believe this emphasis will require solid execution by our teams to capitalize on these demand drivers.

•Profitable Growth as a Priority. We continue to focus on profitability by investing in a disciplined manner to drive revenue growth and support our long-term initiatives. This includes investments designed to accelerate our customer time-to-value, improve efficiency and operations, further leveraging AI in our business operations, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease long-term as we increase our revenues and focus on profitability.

•Artificial Intelligence. The rapidly evolving market interest in generative AI and associated interest in all aspects of AI is driving businesses around the world and across industries to consider, invest in and use applications leveraging AI. For example, companies are looking to AI to extract insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. The pace of change across industries helps fuel demand for our CPQ solutions as businesses look to use AI to replace manual selling processes. Our solutions have utilized AI for years, and our legacy of AI development continues to influence our category-leading solutions. For example, our platform is now powered by our 4th generation AI, using a deep neural network that leverages all available data and attributes to improve prediction accuracy. We are also utilizing and considering new ways to further utilize AI in our business operations to drive efficiencies, improve knowledge management, gain insights and increase productivity.

•Travel Industry Stabilizing. The travel industry continues to recover from the unprecedented disruption caused by the pandemic with global air passenger traffic increasing significantly in 2023 to near pre-pandemic levels. Despite significant geographic and individual airline variances in the timetable for full recovery and persistent operational, cost and supply chain headwinds, airline analysts continue to forecast strong travel demand and overall airline industry profitability in 2024. However, these trends could be impacted negatively if inflation further impacts consumer disposable income or if business travel does not recover to pre-pandemic levels. As airlines stabilize and plan for future growth, we have seen renewed broad interest in our solutions, even as some individual airlines continue to manage challenges in internal capacity related to technology projects.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers drives demand for technology that provides fast, frictionless and personalized buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer not to interact with sales representatives as their primary source of research, and to buy online when they have already decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology, including mobile device-enabled solutions, to enhance their ability to capture a greater percentage of bookings through their own channels such as their websites. We believe companies must adopt technologies which power these types of experiences across sales channels to compete in digital commerce.

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
Description of Key Components of our Operating Results

Revenue

    We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support. Recurring revenues accounted for 84% of our total revenue in 2023.

    Subscription. Subscription services revenue primarily consists of fees that give customers access to one or more of our cloud applications and include related customer support. We primarily recognize subscription revenue ratably over the contractual term of the customer arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where fees are based on a number of transactions, are recognized on a usage basis.

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
Cost of Revenue

Cost of subscription. Cost of subscription consists of infrastructure costs to support our current subscription customer base including third-party hosting services and expenses related to operating our network infrastructure, including salaries and related expenses, operating lease payments, amortization of capitalized software and an allocation of depreciation, amortization of certain intangible assets and allocated overhead.

Cost of maintenance and support. Cost of maintenance and support consists largely of employee-related costs and an allocation of depreciation and overhead.

Cost of services. Cost of services includes those costs related to services and implementation of our solutions, primarily employee-related costs and third-party contractors, billable and non-billable travel and an allocation of depreciation and overhead. Cost of providing services may vary from quarter to quarter depending on a number of factors, including the amount of services required to implement and configure our solutions.

Services gross profit varies period to period depending on different factors, including the level of services required to implement our solutions, our mix of employees and third-party contractors, our effective billable man-day rates, our use of third-party system integrators and the billable utilization of our services personnel.
Operating Expenses

Selling and marketing. Selling and marketing expenses primarily consist of employee-related costs, third-party contractors, sales commissions, sales and marketing programs such as lead generation programs, company awareness programs, our annual Outperform conference, participation in industry trade shows, other sales and marketing programs, travel, amortization expenses associated with acquired intangible assets and allocated overhead. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years.

Research and development. Research and development expenses primarily consist of employee-related costs and third-party contractors who work on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, security and an allocation of depreciation, facilities and overhead.

General and administrative. General and administrative expenses primarily consist of employee-related costs for executive, accounting, finance, legal, human resources and internal IT support functions and an allocation of depreciation and overhead. General and administrative expenses also include outside legal and accounting fees and provision for bad debts.

Acquisition-related expenses. Acquisition-related expenses consist primarily of advisory, legal, accounting and other professional fees, insurance and integration costs for our acquisitions.
Results of Operations
Comparison of year ended December 31, 2023 with year ended December 31, 2022
Revenue:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$234,024	77%	$204,041	74%	$29,983	15%
Maintenance and support	19,958	7%	28,592	10%	(8,634)	(30)%
Total subscription, maintenance and support	253,982	84%	232,633	84%	21,349	9%
Services	49,726	16%	43,504	16%	6,222	14%
Total revenue	$303,708	100%	$276,137	100%	$27,571	10%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and, to a lesser extent, customer churn. We expect maintenance and support revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue increased primarily as a result of higher sales of professional services to our existing customers. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, the timing of services revenue recognition on certain subscription contracts and efficiencies in our solutions implementations requiring less professional services during a particular period.

    Cost of revenue and gross profit:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$57,212	19%	$55,039	20%	$2,173	4%
Cost of maintenance and support	7,703	3%	8,004	3%	(301)	(4)%
Total cost of subscription, maintenance and support	64,915	21%	63,043	23%	1,872	3%
Cost of services	50,398	17%	47,037	17%	3,361	7%
Total cost of revenue	$115,313	38%	$110,080	40%	$5,233	5%
Gross profit	$188,395	62%	$166,057	60%	$22,338	13%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure costs to support the growth in our subscription customer base and higher employee-related costs mainly due to an increase in headcount. These increases were partially offset by a decrease in amortization expense for developed technology intangible assets. Our subscription gross profit percentages were 76% and 73% for the years ended December 31, 2023 and 2022, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased due to lower personnel costs as our maintenance customer base declined primarily with migrations to our subscription solutions. Maintenance and support gross profit percentages for the years ended December 31, 2023 and 2022, were 61% and 72%, respectively. Gross profit percentages decreased in 2023 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being relatively fixed.

Cost of services. Cost of services increased primarily due to higher personnel costs to support the increase in our services revenue during the period. Services gross profit percentages for the years ended December 31, 2023 and 2022, were (1)% and (8)%, respectively. Services gross profit percentages improved in 2023 compared to 2022 primarily due to an increase in services revenue and a lesser increase in cost of services due to greater efficiencies.

    Operating expenses:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$92,389	30%	$94,986	34%	$(2,597)	(3)%
Research and development	89,361	29%	93,412	34%	(4,051)	(4)%
General and administrative	57,247	19%	54,202	20%	3,045	6%
Impairment charges	—	—%	1,551	1%	(1,551)	(100)%
Total operating expenses	$238,997	79%	$244,151	88%	$(5,154)	(2)%

Selling and marketing expenses. Selling and marketing expenses decreased primarily due to decreases in employee-related costs mainly due to prior organizational headcount changes and intangible asset amortization expense. The decrease was partially offset by an increase in travel expenses, sales and marketing events and other initiatives.

Research and development expenses. Research and development expenses decreased primarily due to prior organizational headcount changes, a decrease in the use of contract resources and a decrease in noncash share-based compensation. The noncash share-based compensation was higher in 2022 mainly due to the acceleration of equity awards related to the retirement of a senior officer in the first quarter of 2022.

General and administrative expenses. General and administrative expenses increased primarily due to employee-related expenses, including share-based compensation, and higher professional fees and consulting services.

Impairment of fixed assets. During the year ended December 31, 2022, we recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from changes to our intentions for these assets in connection with a new agreement with a software vendor.

    Non-operating expenses:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(5,882)	(2)%	$(6,304)	(2)%	$422	(7)%
Other income, net	$1,063	—%	$3,084	1%	$(2,021)	(66)%

    Convertible debt interest and amortization. Our convertible debt expense consisted of coupon interest, amortization of debt premium and debt issuance costs attributable to our Notes. The decrease in expense was related to the exchange of about 85% of PROS outstanding convertible notes due in May 2024 for newly issued convertible notes due in September 2027. Please see Note 16 to the Consolidated Financial Statements for more information.

    Other income, net. The change in other income, net for the year ended December 31, 2023, primarily related to a $4.5 million derivative loss and a $1.8 million loss associated with the Notes exchange mentioned above. These items were partially offset by higher interest income on our cash balances from higher interest rates in 2023 as compared to prior year. In addition, we realized net gains on certain equity investments both in 2023 and 2022, which overall contributed to the decrease year over year. Please see Note 24 to the Consolidated Financial Statements for more information.

    Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Variance $	Variance %
Effective tax rate	(1.7)%	(1.1)%	n/a	(1)%
Income tax provision	$933	$932	$1	—%

Our tax provision for the year ended December 31, 2023 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2023 and 2022 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2023 and 2022 only included foreign income and withholding taxes, resulting in an effective tax rate of (1.7)% and (1.1)%, respectively. The difference between the effective tax rates and the federal statutory rate of 21% for the years ended December 31, 2023 and 2022 was primarily due to the increase in our valuation allowance of $4.8 million and $16.6 million, respectively.

    As of December 31, 2023 and 2022, we had a valuation allowance on our net deferred tax assets of $167.6 million and $165.7 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss and other deferred tax assets including capitalized research and development costs under Internal Revenue Code Section 174 as updated by the Tax Cuts and Jobs Act of 2017.

Comparison of year ended December 31, 2022 with year ended December 31, 2021

For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023.
Liquidity and Capital Resources

At December 31, 2023, we had $168.7 million of cash and cash equivalents and $37.3 million of working capital as compared to $203.6 million of cash and cash equivalents and $106.3 million of working capital at December 31, 2022.

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

    We believe we will have adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, and coupon interest of our Notes for the next twelve months, as well as for principal payments for our remaining 2024 Notes due May 2024. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$9,877	$(23,906)	$(18,555)
Net cash used in investing activities	(2,704)	(1,142)	(85,173)
Net cash (used in) provided by financing activities	(32,357)	1,069	2,471
Effect of foreign currency rates on cash	304	53	(324)
Net change in cash, cash equivalents and restricted cash	$(24,880)	$(23,926)	$(101,581)

Operating Activities

Net cash provided by operating activities in 2023 was $9.9 million and increased as compared to net cash used in operating activities of $23.9 million in 2022. The improvement year over year was primarily due to increases in sales and the related cash collections, an increase in interest income and a decrease in cash operating expenses.

Investing Activities

Net cash used in investing activities for 2023 was $2.7 million and increased as compared to $1.1 million in 2022. The increase was due to higher capital expenditures, primarily related to third-party software license renewal.

Financing Activities

Net cash used in financing activities for 2023 was $32.4 million and increased as compared to net cash provided by financing activities of $1.1 million in 2022. The increase year over year was primarily attributable to a $22.2 million purchase of capped call and a payment of $2.2 million for debt issuance cost, both in connection with the convertible notes exchange. The increase was also due to higher tax withholding payments of $7.6 million on the vesting of employee share-based awards, a payment of $0.8 million for debt issuance cost related to our new credit agreement and $0.6 million less in proceeds from employee stock plans.

Stock Repurchases

In August 2008, our Board of Directors authorized a stock repurchase program for the purchase of up to $15.0 million of our common stock. No shares were repurchased under the program during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, $10.0 million remained available in the stock repurchase program. The repurchase of stock, if continued, will be funded primarily with existing cash balances. The timing of any repurchases will depend upon various factors including, but not limited to, market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For additional information on the stock repurchase program see Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations as of December 31, 2023 consist of obligations under our Notes, operating leases and various service agreements.

The following table sets forth our material contractual obligations, excluding imputed interest as it related to operating leases, as of December 31, 2023. For further information, see the associated Notes to Consolidated Financial Statements as referenced below:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Reference
Notes, including interest	$312,759	$27,824	$12,007	$272,928	$—	Note 16
Operating leases	43,265	7,895	8,153	7,994	19,223	Note 8
Purchase commitments	134,122	40,408	93,714	—	—	Note 18
Total contractual obligations	$490,146	$76,127	$113,874	$280,922	$19,223
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

Revenue Recognition

We derive our revenues primarily from subscription services, services and associated software maintenance and support.

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

At December 31, 2023, we had $68.2 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.5 years.
Accounting for Income Taxes

    We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2023, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), expense recognition of our lease obligations, Research and Experimentation ("R&E") tax credit carryforwards and net operating losses.

    We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine it is more likely than not our net deferred tax assets will not be realized. During 2023, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2023.

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

The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, projected revenue, discount rate, obsolescence rate, cost of sales, operating expenses and customer attrition rate. We estimate fair value primarily utilizing the income and market approaches, including the multi-period excess earnings method for certain intangible assets. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Loss.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2023, would have resulted in a $0.8 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, UK, Canada, Germany, Ireland, Australia, Bulgaria, Singapore and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure related to revenue, would have changed revenue for the year ended December 31, 2023 by approximately $4.9 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

    As of December 31, 2023, we had outstanding principal amounts of $21.7 million and $266.8 million of the 2024 and the 2027 Notes, respectively, which are fixed-rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information
    Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, the following directors and officers, as defined in Rule 161-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:

On November 15, 2023, Timothy V. Williams, one of our Directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 2,882 shares of our common stock to satisfy tax obligations related to vesting of RSUs. The plan will terminate on June 3, 2024, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 13. Certain Relationships, Related Transactions and Director Independence
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition – subscription and services revenue

As described in Note 2 to the consolidated financial statements, the Company recognized subscription and services revenue of $283.8 million for the year ended December 31, 2023. The Company derives its revenues primarily from subscriptions, services, and associated software maintenance and support. A portion of the Company's customer contracts contain multiple performance obligations. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The principal consideration for our determination that performing procedures relating to revenue recognition - subscription and services revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of subscription and services revenue and allocation of the transaction price to each performance obligation. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, proof of delivery, invoices, and subsequent payment receipts; (ii) testing, on a sample basis, the accuracy of management’s calculation of the transaction price and the allocation of the transaction price to each performance obligation based on the relative standalone selling price; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, proof of delivery, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 14, 2024
We have served as the Company’s auditor since 2002.

3

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$168,747	$203,627
Trade and other receivables, net of allowance of $574 and $609, respectively	49,058	48,178
Deferred costs, current	4,856	6,032
Prepaid and other current assets	12,013	9,441
Total current assets	234,674	267,278
Restricted cash	10,000	—
Property and equipment, net	23,051	25,012
Operating lease right-of-use assets	14,801	17,474
Deferred costs, noncurrent	10,292	8,764
Intangibles, net	11,678	17,851
Goodwill	107,860	107,561
Other assets, noncurrent	9,477	9,012
Total assets	$421,833	$452,952
Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$3,034	$7,964
Accrued liabilities	13,257	12,854
Accrued payroll and other employee benefits	32,762	23,797
Operating lease liabilities, current	5,655	7,662
Deferred revenue, current	120,955	108,659
Current portion of convertible debt, net	21,668	—
Total current liabilities	197,331	160,936
Deferred revenue, noncurrent	3,669	8,298
Convertible debt, net, noncurrent	272,324	289,779
Operating lease liabilities, noncurrent	25,118	28,184
Other liabilities, noncurrent	1,264	1,228
Total liabilities	499,706	488,425
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,184,584 and 50,318,726 shares issued, respectively; 46,503,861 and 45,638,003 shares outstanding, respectively	51	50
Additional paid-in capital	604,084	590,475
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(647,252)	(590,898)
Accumulated other comprehensive loss	(4,909)	(5,253)
Total stockholders’ (deficit) equity	(77,873)	(35,473)
Total liabilities and stockholders’ (deficit) equity	$421,833	$452,952
The accompanying notes are an integral part of these consolidated financial statements.
4

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$234,024	$204,041	$178,006
Maintenance and support	19,958	28,592	35,111
Total subscription, maintenance and support	253,982	232,633	213,117
Services	49,726	43,504	38,306
Total revenue	303,708	276,137	251,423
Cost of revenue:
Subscription	57,212	55,039	53,418
Maintenance and support	7,703	8,004	8,512
Total cost of subscription, maintenance and support	64,915	63,043	61,930
Services	50,398	47,037	42,995
Total cost of revenue	115,313	110,080	104,925
Gross profit	188,395	166,057	146,498
Operating expenses:
Selling and marketing	92,389	94,986	86,445
Research and development	89,361	93,412	82,268
General and administrative	57,247	54,202	49,742
Acquisition-related	—	—	2,386
Impairment of fixed assets	—	1,551	—
Loss from operations	(50,602)	(78,094)	(74,343)
Convertible debt interest and amortization	(5,882)	(6,304)	(6,304)
Other income, net	1,063	3,084	308
Loss before income tax provision	(55,421)	(81,314)	(80,339)
Income tax provision	933	932	870
Net loss	(56,354)	(82,246)	(81,209)
Net loss per share:
Basic and diluted	(1.22)	(1.82)	(1.83)
Weighted average number of shares:
Basic and diluted	46,155	45,269	44,348

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	344	(594)	(1,228)
Other comprehensive income (loss), net of tax	344	(594)	(1,228)
Comprehensive loss	$(56,010)	$(82,840)	$(82,437)
The accompanying notes are an integral part of these consolidated financial statements.
5

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(56,354)	$(82,246)	$(81,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,707	14,967	12,060
Amortization of debt premium and issuance costs	861	1,491	1,491
Share-based compensation	42,357	42,714	35,075
Deferred income tax, net	(63)	—	—
Provision for credit losses	(19)	(280)	(1,910)
Loss on disposal of assets	57	—	—
Impairment of fixed assets	—	1,551	—
(Gain)/Loss on equity investments, net	(828)	(1,308)	—
Loss on derivatives	4,489	—	—
Loss on debt extinguishment	1,779	—	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(899)	(7,330)	12,560
Deferred costs	(351)	486	3,202
Prepaid expenses and other assets	(1,347)	1,712	1,828
Operating lease right-of-use assets and liabilities	(2,786)	(2,175)	1,534
Accounts payable and other liabilities	(5,039)	3,964	(515)
Accrued liabilities	723	26	(426)
Accrued payroll and other employee benefits	8,950	(8,191)	4,693
Deferred revenue	7,640	10,713	(6,938)
Net cash provided by (used in) operating activities	9,877	(23,906)	(18,555)
Investing activities:
Purchase of property and equipment	(2,543)	(861)	(2,796)
Purchase of equity securities	(113)	(281)	(2,895)
Acquisition of EveryMundo, net of cash acquired	—	—	(79,482)
Capitalized internal-use software development costs	(48)	—	—
Net cash used in investing activities	(2,704)	(1,142)	(85,173)
Financing activities:
Proceeds from employee stock plans	2,170	2,722	3,111
Tax withholding related to net share settlement of stock awards	(9,299)	(1,653)	(352)
Payments of notes payable	—	—	(288)
Debt issuance costs related to convertible debt	(2,198)	—	—
Purchase of Capped Call	(22,193)	—	—
Debt issuance costs related to Credit Agreement	(837)	—	—
Net cash (used in) provided by financing activities	(32,357)	1,069	2,471
Effect of foreign currency rates on cash	304	53	(324)
Net change in cash, cash equivalents and restricted cash	(24,880)	(23,926)	(101,581)
Cash, cash equivalents and restricted cash:
Beginning of period	203,627	227,553	329,134
End of period	$178,747	$203,627	$227,553

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$168,747	$203,627	$227,553
Restricted cash	10,000	—	—
Total cash, cash equivalents and restricted cash	$178,747	$203,627	$227,553

6

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income taxes, net of refunds	$(188)	$(146)	$(403)
Interest	$(4,626)	$(4,938)	$(4,988)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$115	$11	$81
The accompanying notes are an integral part of these consolidated financial statements.
7

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,461,544	$48	$589,040	4,680,723	$(29,847)	$(438,773)	$(3,431)	$117,037
Stock awards net settlement	977,915	1	(353)	—	—	—	—	(352)
Proceeds from employee stock plans	81,083	—	3,111	—	—	—	—	3,111
Cumulative effect of adoption of ASU 2020-06	—	—	(80,098)	—	—	11,330	—	(68,768)
Noncash share-based compensation	—	—	34,993	—	—	—	—	34,993
Other comprehensive income (loss)	—	—	—	—	—	—	(1,228)	(1,228)
Net loss	—	—	—	—	—	(81,209)	—	(81,209)
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	1,010,875	1	(1,654)	—	—	—	—	(1,653)
Proceeds from employee stock plans	106,586	—	2,722	—	—	—	—	2,722
Noncash share-based compensation	—	—	42,714	—	—	—	—	42,714
Other comprehensive income (loss)	—	—	—	—	—	—	(594)	(594)
Net loss	—	—	—	—	—	(82,246)	—	(82,246)
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	761,850	1	(9,300)	—	—	—	—	(9,299)
Proceeds from employee stock plans	104,008	—	2,170	—	—	—	—	2,170
Purchase of Capped Call	—	—	(21,618)	—	—	—	—	(21,618)
Noncash share-based compensation	—	—	42,357	—	—	—	—	42,357
Other comprehensive income (loss)	—	—	—	—	—	—	344	344
Net loss	—	—	—	—	—	(56,354)	—	(56,354)
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
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

Use of Estimates

    The preparation of these Consolidated Financial Statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses during the reporting period. The judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, the determination of the period of benefit for deferred commissions, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation and amortization, fair value of assets acquired and liabilities assumed for business combinations, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase, or the ability to be settled in cash within a period of three months, to be cash equivalents, except for commercial paper which is classified as short-term investments, if any. The Company has a cash management program that provides for the investment of excess cash balances, primarily in short-term treasury and money market instruments.
9

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

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation on leasehold improvements is recorded using the shorter of the lease term or useful life. When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the Consolidated Statements of Comprehensive Loss in the period of disposal.

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

Leases

    The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and noncurrent operating lease liabilities in the Company's Consolidated Balance Sheets.

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

    The Company’s lease terms will include options to extend the lease when it is reasonably certain the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company’s lease agreements do not contain any residual value guarantees.

10

Deferred Costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are capitalized and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts and expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for contract renewals). The Company also capitalizes amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer contracts acquired. There were no such amounts capitalized in the years ended December 31, 2023 and 2022. Amortization of deferred costs is included in selling and marketing expense in the Consolidated Statements of Comprehensive Loss.

Deferred Implementation Costs

    The Company capitalizes certain contract fulfillment costs, including personnel and other costs (such as hosting, employee salaries, benefits and payroll taxes), associated with contract arrangements where services are not distinct from other undelivered performance obligations in its customer contracts. The Company analyzes implementation costs and capitalizes those costs directly related to customer contracts that are expected to be recoverable. Deferred implementation costs are amortized ratably over the remaining contract term once the revenue recognition criteria for the respective performance obligation has been met and revenue recognition commences. Deferred implementation costs are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. Amortization of deferred implementation costs is included in cost of subscription and cost of services revenues in the Consolidated Statements of Comprehensive Loss.

    Deferred Revenue

    Deferred revenue primarily consists of customer invoicing in advance of revenues being recognized. The Company generally invoices its customers annually in advance for subscription services and maintenance and support. Deferred revenue anticipated to be recognized during the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

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

Business Combinations, Intangible Assets and Goodwill

The Company records tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, projected revenue, discount rate, obsolescence rate, cost of sales, operating expenses and customer attrition rate. The Company estimates fair value primarily utilizing the income and market approaches, including the multi-period excess earnings method for certain intangible assets. Its estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Comprehensive Loss.

11

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

    Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2023, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.

    Equity Investments
    Investments in equity securities of privately held companies without readily determinable fair value, where the Company does not exercise significant influence over the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the Consolidated Statements of Comprehensive Loss.

    Financial Instruments

    The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2023 and 2022. For additional information on the Company’s fair value measurements, see Note 10 to the Consolidated Financial Statements.

    Convertible Senior Notes

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"); for the impact of adoption of the new standard, refer to "Recently Adopted Accounting Pronouncements" below.

Under the new standard, the Company records the principal amount of the Notes as a liability. Issuance costs attributable to the Notes are being amortized on a straight-line basis over the respective terms of the Notes and are presented as a direct deduction from current portion of convertible debt, net and convertible debt, net, noncurrent in the Consolidated Balance Sheets.

    Research and Development

    Research and development costs for software sold to customers are generally expensed as incurred. These costs include salaries and personnel costs, including employee benefits, third-party contractor expenses, software development tools,
12

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

    Treasury Stock

    The Company is authorized to make treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by its Board of Directors on August 28, 2008. The Company accounts for the purchase of treasury stock under the cost method. For additional information on the Company’s stock repurchase program, see Note 12 to the Consolidated Financial Statements. There were no treasury stock repurchases under the program for the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition

The Company derives its revenues primarily from subscriptions, services, and associated software maintenance and support.

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

13

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

Foreign Currency

The Company has certain contracts denominated in foreign currencies and therefore a portion of the Company’s revenue is subject to foreign currency risks. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables, are classified in other income, net included in the accompanying Consolidated Statements of Comprehensive Loss.
The functional currency of PROS France SAS ("PROS France") is the Euro. The financial statements of this subsidiary are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ (deficit) equity.
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
14

The following table presents the number of awards outstanding for each award type as of December 31, 2023 and 2022 (in thousands):

	December 31,
Award type	2023	2022
Restricted stock units (time-based)	2,767	2,235
Market stock units	358	216
EveryMundo equity consideration	—	137

Restricted stock units. The fair value of the RSUs (time-based and performance-based) is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period. RSUs include (i) time-based awards and (ii) performance-based awards in which the number of shares that vest are based upon achievement of certain internal performance metrics set by the Company.
Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending December 31, 2023, December 31, 2024 and December 31, 2025 ("Performance Period"), respectively. The MSUs will vest on January 31, 2024, January 31, 2025 and January 31, 2026, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.

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
At December 31, 2023, there were an estimated $68.2 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 14 to the Consolidated Financial Statements.

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
15

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging - Contracts in an Entity's Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company's interim and annual periods beginning January 1, 2022, and earlier adoption is permitted on January 1, 2021. The Company may elect to apply the amendments on a retrospective or modified retrospective basis. The Company early adopted the new standard effective January 1, 2021 on the modified retrospective basis. The adoption decreased additional paid-in capital by $80.1 million related to the equity conversion component of the outstanding convertible notes which was previously separated and recorded in equity, and increased convertible debt, net by $68.8 million related to the removal of the debt discounts and adjustment of debt issuance cost recorded under the previous standard. The net cumulative effect of the adjustments of $11.3 million was recorded as a decrease to the opening balance of the accumulated deficit as of January 1, 2021. The adoption had no impact on the Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and other segment items on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding income taxes paid by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
16

    With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023, that are of significance or potential significance to the Company.
3. Business Combinations

    EveryMundo

On November 30, 2021, the Company acquired EveryMundo LLC ("EveryMundo"), a privately held company based in Miami, Florida, for a cash consideration, net of cash acquired, of approximately $79.5 million and an equity consideration of approximately $10.0 million. Since the equity consideration is contingent on certain employees' continued employment with the Company for a two-year period, it was determined, based on accounting guidance, the related amounts should be treated as post-combination compensation and accordingly are not included as part of the purchase price allocation. EveryMundo is a digital offer marketing pioneer that enables brands to broaden their digital reach and deepen customer engagement, providing greater control over direct and indirect channels they participate in.

Since the acquisition date and for the year ended December 31, 2021, the Company included $1.1 million of revenue and $1.4 million of net loss related to EveryMundo in its Consolidated Statements of Comprehensive Loss. During the years ended December 31, 2023, 2022 and 2021, the Company incurred acquisition-related costs of zero, zero and $2.4 million, respectively, consisting primarily of advisory, legal, accounting and other professional fees, and integration costs.

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

Pro Forma Financial Information

    The unaudited financial information in the table below summarizes the combined results of operations of the Company and EveryMundo, on a pro forma basis as though the Company had acquired EveryMundo on January 1, 2021. The pro forma
17

information for all periods presented also includes the effect of business combination accounting resulting from the acquisition, including amortization charges from acquired intangible assets.

Year Ended December 31,
(in thousands, except earnings per share)	2021
Total revenue	$261,807
Net loss	(99,605)
Earnings per share - basic and diluted	$(2.25)
4. Trade and Other Receivables, Net

Accounts receivable at December 31, 2023 and 2022, consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$41,826	$40,852
Unbilled receivables and contract assets	7,806	7,935
Total receivables	49,632	48,787
Less: Allowance for credit losses	(574)	(609)
Trade and other receivables, net	$49,058	$48,178

The bad debt (recovery) expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021, totaled approximately zero, $(0.3) million and $(1.9) million, respectively.
5. Deferred Costs

    Deferred costs, which primarily consist of capitalized sales commissions, were $15.1 million and $14.8 million as of December 31, 2023 and December 31, 2022, respectively. Amortization expense for the deferred costs was $5.7 million, $5.8 million and $6.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Deferred Implementation Costs

    Deferred implementation costs, which relate to certain customer contract fulfillment costs, were $1.0 million and $1.6 million as of December 31, 2023 and December 31, 2022, respectively. Amortization expense for the deferred implementation costs was $0.8 million, $1.2 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
7. Property and Equipment, Net
Property and equipment, net as of December 31, 2023 and 2022 consists of the following:

		December 31,
	Estimated useful life	2023	2022
Furniture and fixtures	5-10 years	$6,300	$6,318
Computers and equipment	3-5 years	14,216	15,262
Software	3-6 years	5,552	4,422
Capitalized internal-use software development costs	3 years	11,879	11,746
Leasehold improvements	Shorter of lease term or useful life	21,727	21,918
Property and equipment, gross		59,674	59,666
Less: Accumulated depreciation and amortization		(36,623)	(34,654)
Property and equipment, net		$23,051	$25,012

18

Depreciation and amortization was approximately $4.5 million, $5.2 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company disposed of approximately $2.7 million, $3.1 million and $1.5 million, respectively, of fully depreciated assets. During the year ended December 31, 2023, the Company recognized an immaterial amount of loss on disposal of assets. During the years ended December 31, 2022 and 2021, the Company recognized no loss on disposal of assets. As of December 31, 2023 and 2022, the Company had approximately $14.6 million and $14.4 million of fully depreciated assets in use.
During the years ended December 31, 2023 and 2022, the Company capitalized an immaterial amount and zero, respectively, of internal-use software development costs related to its subscription solutions. As of December 31, 2023 and 2022, $11.9 million and $11.7 million, respectively, of capitalized internal-use software development costs were subject to amortization and $11.8 million and $10.9 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2023 and 2022.
During the year ended December 31, 2022, the Company recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor. The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2023 and 2021.

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

As of December 31, 2023, the Company did not have any finance leases.

    The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$6,684	$8,576	$9,737
Variable lease cost	5,408	4,264	3,905
Sublease income	(285)	(222)	(108)
Total lease cost	$11,807	$12,618	$13,534

Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Cash paid for operating lease liabilities	$8,673	$8,423	$8,828
Right-of-use asset obtained in exchange for operating lease liability	$3,207	$787	$1,949

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	8.4 years	8.5 years
Weighted average discount rate:
Operating leases	8.13%	7.63%

In December 2023, the Company modified an existing operating lease to add one year to the original lease term. The modification resulted in an increase in the related right-of-use asset and corresponding lease liability of $2.4 million. In January 2023 and 2022, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1.0 million and the result of the 2022 modification was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.
19

    As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2024	$7,895
2025	4,090
2026	4,063
2027	3,965
2028	4,029
Thereafter	19,223
Total operating lease payments	43,265
Less: Imputed interest	(12,492)
Total operating lease liabilities	$30,773
9. Goodwill and Intangible Assets

    The change in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, was as follows (in thousands):

Balance as of December 31, 2021	$108,133
Foreign currency translation adjustments	(572)
Balance as of December 31, 2022	107,561
Foreign currency translation adjustments	299
Balance as of December 31, 2023	$107,860

    The goodwill balance related to PROS France is denominated in Euro and the goodwill balance related to PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.), Pros Travel Retail SAS (formerly Travelaer SAS) and EveryMundo is denominated in U.S. dollar.

    Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2023
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$42,394	$34,314	$8,080
Maintenance relationships	8	3,424	3,424	—
Customer relationships	5	17,926	15,881	2,045
Trade name	8	2,100	547	1,553
Acquired technology	2	1,925	1,925	—
Total		$67,769	$56,091	$11,678
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2023.

		December 31, 2022
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$42,120	$29,409	$12,711
Maintenance relationships	8	3,374	3,374	—
Customer relationships	5	17,902	14,578	3,324
Trade name	8	2,100	284	1,816
Acquired technology	2	1,925	1,925	—
Total		$67,421	$49,570	$17,851
20

*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2022.

    Intangible asset amortization expense for the years ended December 31, 2023, 2022 and 2021 was $6.2 million, $9.8 million and $4.0 million, respectively. As of December 31, 2023, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2024	$4,637
2025	3,736
2026	2,533
2027	263
2028	263
Thereafter	246
Total amortization expense	$11,678
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

A portion of the Company’s existing cash and cash equivalents are invested in short-term interest-bearing obligations with original maturities less than 90 days, principally various types of treasury, money market funds and deposits in banks. The Company does not enter into investments for trading or speculative purposes.

At December 31, 2023 and 2022, the Company had approximately $153.2 million and $168.1 million invested in treasury, money market funds and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 16 for further detail regarding the Notes.

As of December 31, 2023 and 2022, the Company had $8.0 million and $7.1 million, respectively, of equity securities in privately held companies and a venture fund, which are included in other assets, noncurrent in the Consolidated Balance Sheet. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and if a qualitative assessment indicated that the investment is impaired.

During the fourth quarter of 2023 and the third quarter of 2022, the Company identified observable price changes related to an equity investment without a readily determinable fair value and recorded non-cash gains of $0.8 million and $3.3 million, respectively, in other income, net in the Consolidated Statements of Comprehensive Loss. During the fourth quarter of 2022, the Company identified an observable price change related to another equity investment. The change was determined to be a decrease in fair value below the carrying cost of the equity investment and the Company recorded an impairment loss of $2.0 million in other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2023 and 2021, the Company determined there were no impairments on its equity investments.
11. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the years ended December 31, 2023 and 2022, the Company recognized approximately $110.1 million and $93.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

    Performance Obligations

    As of December 31, 2023, the Company expects to recognize approximately $469.6 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $227.5 million of these performance obligations over the next 12 months, with the balance recognized thereafter.
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
The Company did not repurchase any shares under this plan for the years ended December 31, 2023 and 2022. The remaining amount available to purchase common stock under this plan was $10.0 million as of December 31, 2023.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(56,354)	$(82,246)	$(81,209)
Denominator:
Weighted average shares (basic)	46,155	45,269	44,348
Dilutive effect of potential common shares	—	—	—
Weighted average shares (diluted)	46,155	45,269	44,348
Basic earnings per share	$(1.22)	$(1.82)	$(1.83)
Diluted earnings per share	$(1.22)	$(1.82)	$(1.83)

    Dilutive potential common shares consist of shares issuable upon the vesting of RSUs, MSUs and equity consideration. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.5 million, 2.3 million and 1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 6.0 million for the year ended December 31, 2023 and 5.8 million for each of the years ended December 31, 2022 and 2021.
22

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

As of December 31, 2023, the Company had outstanding equity awards to acquire 2,963,362 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at 100% of the MSUs initially granted), and inclusive of 2,605,290 RSUs and 358,072 MSUs. As of December 31, 2023, 4,339,751 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2023, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

Inducement awards. In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of EveryMundo. As of December 31, 2023, the Company had 162,104 outstanding equity inducement awards (the inducement awards, together with the 2017 Stock Plan are referred to as the "Stock Plans").

Equity consideration. As part of the EveryMundo acquisition in November 2021, the purchase agreement included equity consideration of 273,120 shares of the Company's common stock to be issued to the recipients contingent on their employment with the Company during a two-year period. Based on the underlying agreements, this portion of the consideration was determined to represent post-combination noncash share-based compensation expense from an accounting perspective as opposed to purchase consideration. The grant date fair value of the equity consideration stock awards is $36.32 and they vested in equal annual installments over a two-year period from the grant date. As of December 31, 2023, the Company had no outstanding equity consideration shares.

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Loss. The following table summarizes noncash share-based compensation expense, net of amounts capitalized, for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Share-based compensation:
Cost of revenue	$3,923	$3,898	$3,679
Operating expenses:
Selling and marketing	11,834	12,360	10,407
Research and development	10,524	12,496	8,288
General and administrative	16,076	13,960	12,701
Total included in operating expenses	38,434	38,816	31,396
Total share-based compensation expense	$42,357	$42,714	$35,075

At December 31, 2023, there were an estimated $68.2 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.5 years.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees and consultants have historically vested in equal annual installments over a one to four-year period from the grant date. RSUs granted to employees and consultants in 2022 and 2023 vest 25% after one year and in equal quarterly installments for the remaining term of the award which is typically three additional years. RSUs granted to independent directors vest upon the earlier of one year from the date of grant or the next annual meeting of stockholders.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2023, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Unvested at December 31, 2022	2,235	$36.39
Granted	1,652	25.82
Vested	(953)	35.90
Forfeited	(167)	31.02
Unvested at December 31, 2023	2,767	$30.50	2.49

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $25.82, $30.03 and $43.28, respectively. The total fair value as of the respective vesting date of time-based RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $27.0 million, $24.6 million and $32.9 million, respectively.

RSUs (performance-based)

During 2019 and 2020, the Company granted performance-based RSUs ("PRSUs") under the 2017 Stock Plan to certain executive employees. The actual number of PRSUs that were eligible to vest pursuant to these awards, up to a maximum of 200% of the PRSUs initially granted, was based upon achievement of certain internal performance metrics, as defined by each award's plan documents or individual award agreements. The shares earned from the 2019 PRSUs vested on January 15, 2022. No shares were earned from the 2020 PRSUs. The total fair value as of the respective vesting date of performance-based RSUs vested during the years ended December 31, 2023 and 2022 was zero and $2.1 million, respectively.

MSUs

In 2021, 2022 and 2023, the Company granted MSUs under the Stock Plans to certain executive employees. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The 2021 MSUs will vest on January 31, 2024, the 2022 MSUs will vest on January 31, 2025 and the 2023 MSUs will vest on January 31, 2026. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The Company did not grant any MSUs in 2020. The following table summarizes the Company's MSUs activity for the year ended December 31, 2023 (number of shares in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Unvested at December 31, 2022	216	$43.34
Granted	142	30.42
Vested	—	—
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2023	358	$38.21	1.21

The total fair value as of the respective vesting date of the MSUs vested during the years ended December 31, 2023, 2022 and 2021 was zero, zero and $10.7 million, respectively.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population. Significant assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Volatility	63.26%	54.50%	53.29%
Risk-free interest rate	3.76%	1.20%	0.22%
Expected award life in years	2.97	2.97	2.97
Dividend yield	—%	—%	—%

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP Plan increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the year ended December 31, 2023, the Company issued 104,008 shares under the ESPP. As of December 31, 2023, 283,117 shares remain authorized and available for issuance under the ESPP. As of December 31, 2023, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
15. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State and Foreign	933	932	870
	933	932	870
Deferred:
Federal	—	—	—
State	—	—	—
Income tax provision	$933	$932	$870
25

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the years ended December 31, 2023, 2022 and 2021, respectively, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision at the U.S. federal statutory rate	$(11,639)	$(17,076)	$(16,870)
Increase (decrease) resulting from:
Nondeductible expenses	622	215	630
Statutory to GAAP income adjustment	28	238	(193)
Noncash share-based compensation	3,221	3,971	1,194
Other	822	442	624
Cancellation of debt income	2,272	—	—
Incremental benefits for tax credits	(1,599)	(1,976)	(2,494)
Change in tax rate/income subject to lower tax rates	3,208	(865)	571
Change related to prior tax years	(774)	(662)	759
Change in valuation allowance	4,772	16,645	16,649
Income tax provision	$933	$932	$870

The Company’s effective tax rate was (1.7)%, (1.1)% and (1.1)% for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company's effective tax rate was impacted primarily by changes in valuation allowance.
The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Noncurrent deferred taxes:
Property and equipment	$(869)	$(812)
Noncash share-based compensation	3,363	3,611
Disallowed interest expense	7,347	2,664
Capitalized software	—	(66)
Amortization	1,850	2,074
Operating lease right-of-use assets	(8,818)	(8,238)
Operating lease liabilities	12,312	12,305
R&E tax credit carryforwards	18,461	16,862
Capitalized research and development expenses	22,575	18,089
Deferred revenue	849	1,823
Federal Net Operating Losses ("NOLs")	90,964	92,960
State NOLs	2,267	3,589
State credits	4,157	4,157
Foreign NOLs	15,132	15,381
Foreign tax credit carryforward	2,033	2,057
Other	(3,814)	(671)
Total noncurrent deferred tax assets	167,809	165,785
Less: Valuation allowance	(167,632)	(165,671)
Total net deferred tax asset	$177	$114

The net deferred tax asset is classified as other assets, noncurrent in the accompanying Consolidated Balance Sheets.

The Company continues to record a valuation allowance against its U.S. Federal, U.S. State, and France net deferred tax balances. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2023, the Company determined there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2023 and 2022.

The U.S. federal net operating losses, R&E tax credit and U.S. foreign tax credit carryforward amount available to be used in future periods, taking into account the Section 382 annual limitation and current year losses, is approximately $433.1 million, $22.6 million and $2.0 million, respectively. The Company’s net operating losses will begin to expire in 2024, R&E credits will begin to expire in 2031 and foreign tax credits began to expire in 2022. The U.S. net operating losses generated after January 1, 2018 have no expiration. Also included in foreign net operating losses are $60.5 million of French carryforwards which have no expiration.

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

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2023 and 2022. The Company is presently investing in international operations located in Europe, North America, United Arab Emirates, Australia, Hong Kong and Singapore. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the years ended December 31, 2023 and 2022, the Company had no balance in its reserve for unrecognized tax benefits. The balance for net unrecognized tax benefits for the year ended December 31, 2021 was immaterial. The Company recorded immaterial amounts for interest and penalties to tax expense for the year ended December 31, 2021. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The following table sets forth the changes to the Company's unrecognized tax benefit for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$—	$—	$14
Changes based on tax positions related to prior year	—	—	—
Changes due to settlement	—	—	(14)
Ending balance	$—	$—	$—
The table above has been updated to reflect gross tax liability, exclusive of interest and penalties and other offsetting amounts.
16. Convertible Senior Notes

The Company issued $143.8 million principal amount of the 2024 Notes in May 2019 and $150.0 million principal amount of the 2027 Notes in September 2020. The interest rate for the 2024 Notes is fixed at 1% per annum and interest is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The interest rate for the 2027 Notes is fixed at 2.25% per annum and interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. The 2024 Notes mature on May 15, 2024 and the 2027 Notes mature on September 15, 2027, unless redeemed or converted in accordance with their terms prior to such date.

Each $1,000 of principal of the 2024 Notes will initially be convertible into 15.1394 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $66.05 per share. Each $1,000 of principal of the 2027
27

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

On August 23, 2023, the Company entered into legally binding exchange agreements with a limited number of existing holders of the 2024 Notes to exchange approximately $122.0 million aggregate principal amount of the existing 2024 Notes for a principal amount of the 2027 Notes at an exchange ratio to be determined based on the daily volume-weighted average trading price of the Company’s common stock over a thirty-day trading period beginning August 24, 2023 (such exchange transactions, the “Exchange”).

Although the Exchange was not completed until October 10, 2023, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2024 Notes subject to the Exchange, and therefore was required to be accounted for as an extinguishment transaction in August 2023. The Company derecognized the portion of the carrying value of the 2024 Notes to be exchanged and recorded the new debt resulting from the substantial modification of terms at fair value as of August 23, 2023, which was approximately $123.3 million, and recorded a $1.8 million loss on debt extinguishment in the third quarter of 2023. The loss on debt extinguishment is included in other income, net in the Consolidated Statements of Comprehensive Loss.

The Company concluded that the variability in the principal amount of the 2027 Notes to be issued in connection with the Exchange due to changes in stock price is a feature embedded in the restructured debt that is required to be accounted for as an embedded derivative and remeasured to fair value until settlement. This feature was recorded in convertible debt, net, with an initial value at the time of the transaction equal to zero, and subsequently remeasured at settlement with a fair value of $3.9 million. At settlement and for the year ended December 31, 2023, the Company recorded a derivative loss of $3.9 million which is included in other income, net in the Consolidated Statements of Comprehensive Loss. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and the value of the 2027 Notes, which represent level 2 in the fair value hierarchy.

On October 10, 2023, the Company settled the exchange agreements for the exchange of $122.0 million aggregate principal amount of its outstanding 2024 Notes for newly issued $116.8 million aggregate principal amount of its outstanding 2027 Notes. Following the settlement of the Exchange, $21.7 million in aggregate principal amount of the 2024 Notes and $266.8 million in aggregate principal amount of the 2027 Notes remain outstanding with terms unchanged. The 2027 Notes issued in the Exchange constitute a further issuance of, and form a single series and will be fungible with, the existing 2027 Notes. The effective interest rate related to the amortization of the premium on the 2027 Notes issued in the Exchange was 2.14%. The Company incurred debt issuance cost of $2.2 million related to the Exchange which is recorded in convertible debt, net.

As of December 31, 2023, the 2024 and 2027 Notes are not yet convertible, and their remaining life is approximately 5 months and 45 months, respectively.
As of December 31, 2023 and 2022, the fair value of the principal amount of the Notes was $320.5 million and $263.7 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Principal	$288,529	$293,750
Debt premium, net of amortization	9,776	—
Debt issuance cost, net of amortization	(4,313)	(3,971)
Net carrying amount	$293,992	$289,779

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Coupon	$5,145	$4,813	$4,813
Amortization of debt issuance costs	1,349	1,491	1,491
Amortization of debt premium	(612)	—	—
Total	$5,882	$6,304	$6,304

    Capped Call Transactions

In May 2019 and in September 2020, in connection with the offering of the 2024 and 2027 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option
29

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

In August 2023, in connection with the Exchange, the Company entered into additional capped call transactions (the “Additional Capped Call”) with certain option counterparties. The Company agreed to pay a premium to the option counterparties for the Additional Capped Call for an amount to be determined based on the volume-weighted average trading price of the Company’s common stock over a thirty-day reference period beginning August 24, 2023. The conversion price of the Additional Capped Call is the same as the 2027 Notes Capped Call above. Initial funding of the Additional Capped Call occurred in the third quarter of 2023. The Additional Capped Call had a deferred premium component indexed to the Company's stock price and required to be settled in cash, and therefore the Additional Capped Call was a derivative instrument that, at inception, did not meet the qualifications for equity classification. On October 10, 2023, the Company settled the deferred premium on the Additional Capped Call resulting in a final value of $22.2 million. As a result of the final remeasurement of the derivative asset, the Company recorded a derivative loss of $0.6 million for the year ended December 31, 2023, which is included in other income, net in the Consolidated Statements of Comprehensive Loss. Once the deferred premium was settled, the instrument met the requirements for equity classification and the Company reclassified the Additional Capped Call to additional paid-in capital on the Consolidated Balance Sheet.
17. Credit Facility
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

The Credit Agreement contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement also has a depository condition which requires the Company to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount has been included in restricted cash in the Consolidated Balance Sheets. As of December 31, 2023, the Company was in compliance with all financial covenants and the depository condition in the Credit Agreement.

As of December 31, 2023, $0.7 million of unamortized debt issuance cost related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. For the year ended December 31, 2023, the Company recorded $0.1 million of amortization of debt issuance cost which is included in other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Agreement.
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
30

Purchase Commitments

The purchase commitments consist of agreements to purchase goods and services entered into the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of December 31, 2023 (in thousands):

Year Ending December 31,	Amount
2024	$40,408
2025	45,168
2026	48,546
2027	—
2028	—
Thereafter	—
Total	$134,122

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

International revenue for the years ended December 31, 2023, 2022 and 2021, amounted to approximately $196.7 million, $177.8 million and $162.5 million, respectively, representing 65%, 64% and 65%, respectively, of annual revenue.
31

The following geographic information is presented for the years ended December 31, 2023, 2022 and 2021. The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2023		2022		2021
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$107,004	35%	$98,361	36%	$88,892	35%
Other	27,239	9%	25,137	9%	21,349	9%
Subtotal	134,243	44%	123,498	45%	110,241	44%
Europe	99,470	33%	83,485	30%	76,484	30%
Asia Pacific	39,454	13%	41,055	15%	41,234	16%
The Middle East	28,040	9%	26,395	9%	21,962	9%
Africa	2,501	1%	1,704	1%	1,502	1%
Total revenue	$303,708	100%	$276,137	100%	$251,423	100%
20. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2023, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for 10% or more of revenue.
21. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
22. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 8% of employee contributions, and the Company may also make discretionary contributions. In April 2023, the Company's matching contribution changed to 50% of the first 4% of employee contributions for the duration of the year ended December 31, 2023. Matching contributions by the Company in 2023, 2022 and 2021 totaled approximately $2.7 million, $3.9 million and $3.5 million, respectively.

23. Severance and Other Related Costs

In October 2022, the Company reprioritized its investments to focus on supporting key growth areas of its business. As a result of this reprioritization, the Company incurred approximately $4.0 million of severance, employee benefits, outplacement and related costs in the fourth quarter of 2022. These costs were recorded primarily as operating expenses in the Consolidated Statements of Comprehensive Loss, mainly research and development, and sales and marketing. During the quarter ended December 31, 2022, cash payments of $3.1 million were recorded for the incurred costs.

In the first quarter of 2023, the Company made certain organizational changes and incurred approximately $3.6 million of severance, employee benefits, outplacement and related costs. These costs were recorded primarily as operating expenses in the Consolidated Statements of Comprehensive Loss, mainly research and development, and sales and marketing. During the year ended December 31, 2023, cash payments of $4.1 million were recorded for the incurred severance costs. As of December 31, 2023, all severance and other related costs were fully paid.

32

24. Other Income, Net

Other income, net consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income (expense), net	$7,728	$2,333	$(137)
Foreign currency (loss) gain, net	(1,124)	(613)	281
Gain/(loss) on equity investments, net (2)	828	1,308	—
Loss on derivatives (1)	(4,489)	—	—
Loss on debt extinguishment (1)	(1,779)	—	—
Other	(101)	56	164
Total other income, net	$1,063	$3,084	$308
(1) Losses were recognized in connection with the Notes Exchange, see Note 16.
(2) See Note 10 for additional detail on the gain (loss) on equity investments, net.

33

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for credit losses
2023	$609	$114	$(149)	$—	$574
2022	$1,206	$552	$(1,149)	$—	$609
2021	$4,122	$161	$(3,077)	$—	$1,206
Valuation allowance
2023	$165,671	$4,772	$—	$(2,811)	$167,632
2022	$146,832	$16,645	$—	$2,194	$165,671
2021	$130,733	$16,649	$—	$(550)	$146,832
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.
34

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.5	Global Note, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.6	Form of 2.250% Convertible Senior Notes due 2027		8-K	10/10/2023

4.7	Description of Registered Securities.		10-K	2/19/2020

4.8	Credit Agreement dated as of July 21, 2023 between Registrant, the guarantors, and Texas Capital Bank, as administrative agent (certain information redacted).		8-K	7/21/2023

10.1+	Amended and Restated 2017 Equity Incentive Plan, as amended.		DEF-14A	3/31/2023

10.2+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.3+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.4+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.5+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2022)		10-K	2/18/2022

10.6+	2013 Employee Stock Purchase Plan, as amended.		DEF-14A	4/2/2021

10.7	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.8+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.9+	Amended and Restated Employment Agreement, dated November 8, 2023, by and between PROS, Inc., Registrant, and Stefan B. Schulz.	X

10.10+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.11	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.12	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.13	Form of Base Capped Call Confirmation.		8-K	9/16/2020

10.14	Form of Additional Capped Call		8-K	8/24/2023

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation	X

Exhibit No.	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Reference is made to page F-39 of this Annual Report on Form 10-K.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

35

Item 16. Form 10-K summary

    Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.
36

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2024.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2024
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2024
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2024
Scott Cook

/s/ William Russell	Chairman of the Board	February 14, 2024
William Russell

/s/ Michelle Benfer	Director	February 14, 2024
Michelle Benfer

/s/ Carlos Dominguez	Director	February 14, 2024
Carlos Dominguez

/s/ Raja Hammoud	Director	February 14, 2024
Raja Hammoud

/s/ Cynthia Johnson	Director	February 14, 2024
Cynthia Johnson

/s/ Leland T. Jourdan	Director	February 14, 2024
Leland T. Jourdan

/s/ Catherine Lesjak	Director	February 14, 2024
Catherine Lesjak

/s/ Greg B. Petersen	Director	February 14, 2024
Greg B. Petersen

/s/ Timothy V. Williams	Director	February 14, 2024
Timothy V. Williams

37