Form 10-Q
period 2024-03-31
PROS Holdings, Inc.
filed 2024-05-07
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 47,004,361 as of May 1, 2024.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$156,423	$168,747
Trade and other receivables, net of allowance of $724 and $574, respectively	51,035	49,058
Deferred costs, current	4,642	4,856
Prepaid and other current assets	10,809	12,013
Total current assets	222,909	234,674
Restricted cash	10,000	10,000
Property and equipment, net	21,572	23,051
Operating lease right-of-use assets	15,824	14,801
Deferred costs, noncurrent	9,899	10,292
Intangibles, net	10,378	11,678
Goodwill	107,641	107,860
Other assets, noncurrent	9,666	9,477
Total assets	$407,889	$421,833
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$2,535	$3,034
Accrued liabilities	14,985	13,257
Accrued payroll and other employee benefits	16,157	32,762
Operating lease liabilities, current	5,135	5,655
Deferred revenue, current	128,359	120,955
Current portion of convertible debt, net	21,702	21,668
Total current liabilities	188,873	197,331
Deferred revenue, noncurrent	4,289	3,669
Convertible debt, net	271,937	272,324
Operating lease liabilities, noncurrent	25,616	25,118
Other liabilities, noncurrent	1,191	1,264
Total liabilities	491,906	499,706
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,649,163 and 51,184,584 shares issued, respectively; 46,968,440 and 46,503,861 shares outstanding, respectively	52	51
Additional paid-in capital	609,469	604,084
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(658,609)	(647,252)
Accumulated other comprehensive loss	(5,082)	(4,909)
Total stockholders' (deficit) equity	(84,017)	(77,873)
Total liabilities and stockholders' (deficit) equity	$407,889	$421,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$64,349	$55,969
Maintenance and support	3,595	5,712
Total subscription, maintenance and support	67,944	61,681
Services	12,744	11,501
Total revenue	80,688	73,182
Cost of revenue:
Subscription	14,613	14,093
Maintenance and support	1,862	2,282
Total cost of subscription, maintenance and support	16,475	16,375
Services	12,358	13,167
Total cost of revenue	28,833	29,542
Gross profit	51,855	43,640
Operating expenses:
Selling and marketing	22,682	26,010
Research and development	24,413	22,291
General and administrative	15,062	14,135
Loss from operations	(10,302)	(18,796)
Convertible debt interest and amortization	(1,202)	(1,576)
Other income, net	458	1,451
Loss before income tax provision	(11,046)	(18,921)
Income tax provision	311	81
Net loss	$(11,357)	$(19,002)

Net loss per share:
Basic and diluted	$(0.24)	$(0.41)
Weighted average number of shares:
Basic and diluted	46,817	45,926
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(173)	$176
Other comprehensive (loss) income, net of tax	(173)	176
Comprehensive loss	$(11,530)	$(18,826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(11,357)	$(19,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,204	3,001
Amortization of debt premium and issuance costs	(284)	373
Share-based compensation	12,700	9,904
Provision for credit losses	149	108
Gain on lease modification	(697)	—
Loss on disposal of assets	774	35
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,098)	2,239
Deferred costs	606	425
Prepaid expenses and other assets	1,070	(2,505)
Operating lease right-of-use assets and liabilities	(848)	(591)
Accounts payable and other liabilities	(637)	(3,793)
Accrued liabilities	2,327	504
Accrued payroll and other employee benefits	(16,611)	(8,174)
Deferred revenue	8,058	11,333
Net cash used in operating activities	(4,644)	(6,143)
Investing activities:
Purchases of property and equipment	(223)	(1,546)
Capitalized internal-use software development costs	(17)	—
Investment in equity securities	(113)	—
Net cash used in investing activities	(353)	(1,546)
Financing activities:
Proceeds from employee stock plans	1,024	1,137
Tax withholding related to net share settlement of stock awards	(8,338)	(4,710)
Net cash used in financing activities	(7,314)	(3,573)
Effect of foreign currency rates on cash	(13)	11
Net change in cash, cash equivalents and restricted cash	(12,324)	(11,251)
Cash, cash equivalents and restricted cash:
Beginning of period	178,747	203,627
End of period	$166,423	$192,376

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$156,423	$192,376
Restricted cash	10,000	—
Total cash, cash equivalents and restricted cash	$166,423	$192,376

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$119	$136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	424,171	1	(8,339)	—	—	—	—	(8,338)
Proceeds from employee stock plans	40,408	—	1,024	—	—	—	—	1,024
Noncash share-based compensation	—	—	12,700	—	—	—	—	12,700
Other comprehensive (loss) income	—	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	—	—	(11,357)	—	(11,357)
Balance at March 31, 2024	46,968,440	$52	$609,469	4,680,723	$(29,847)	$(658,609)	$(5,082)	$(84,017)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	338,089	1	(4,711)	—	—	—	—	(4,710)
Proceeds from employee stock plans	55,149	—	1,137	—	—	—	—	1,137
Noncash share-based compensation	—	—	9,904	—	—	—	—	9,904
Other comprehensive (loss) income	—	—	—	—	—	—	176	176
Net loss	—	—	—	—	—	(19,002)	—	(19,002)
Balance at March 31, 2023	46,031,241	$51	$596,805	4,680,723	$(29,847)	$(609,900)	$(5,077)	$(47,968)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and stockholders' (deficit) equity for the three months ended March 31, 2024 and 2023.
Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.
Changes in accounting policies
There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $150.6 million and $153.2 million at March 31, 2024 and December 31, 2023, respectively, and were invested in treasury, money market funds and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.5 million and $15.1 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for the deferred costs was $1.3 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Recently issued accounting pronouncements not yet adopted

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $54.5 million and $49.4 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription, maintenance and support, and services.

    Performance obligations

As of March 31, 2024, the Company expects to recognize approximately $447.6 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $227.4 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three months ended March 31, 2024 and 2023. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended March 31,
	2024		2023
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$26,933	33%	$26,232	36%
Europe	25,671	32%	22,949	31%
The rest of the world	28,084	35%	24,001	33%
Total revenue	$80,688	100%	$73,182	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 9 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of March 31, 2024, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$2,233	$2,251
Right-of-use asset obtained in exchange for operating lease liability	$2,126	$—

In February 2024, an existing operating lease was modified due to a reduction of square footage at one of the Company's offices. The result of this modification was an increase in the related right-of-use asset of $2.1 million, an increase in the corresponding lease liability of $1.4 million, and a noncash gain of $0.7 million recorded as a reduction of the lease cost within cost of revenue and operating expenses. In connection with the lease modification, the Company also recorded a loss on disposal of assets of $0.8 million which is included in other income, net in the accompanying unaudited condensed consolidated statements of comprehensive loss.

In January 2023, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1.0 million.

As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2024	$5,738
2025	3,923
2026	3,895
2027	3,796
2028	3,856
2029	3,912
Thereafter	14,486
Total operating lease payments	39,606
Less: Imputed interest	(8,855)
Total operating lease liabilities	$30,751

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(11,357)	$(19,002)
Denominator:
Weighted average shares (basic)	46,817	45,926
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	46,817	45,926
Basic loss per share	$(0.24)	$(0.41)
Diluted loss per share	$(0.24)	$(0.41)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.5 million and 2.4 million for the three months ended March 31, 2024 and 2023, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 6.7 million and 5.8 million for the three months ended March 31, 2024 and 2023, respectively.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of March 31, 2024, 3,281,287 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of March 31, 2024 and December 31, 2023 (in thousands):

Award type	March 31, 2024	December 31, 2023
Restricted stock units (time-based)	3,212	2,767
Market stock units	391	358

During the three months ended March 31, 2024, the Company granted 1,196,087 RSUs (time-based) with a weighted average grant-date fair value of $35.69 per share. The Company also granted 131,892 MSUs with a weighted average grant-date fair value of $41.07 to certain executive employees during the three months ended March 31, 2024. These MSUs vest on January 31, 2027 and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The assumptions used to value the MSUs granted during the three months ended March 31, 2024 were as follows:

Three Months Ended March 31, 2024
Volatility	50.94%
Risk-free interest rate	3.89%
Expected award life in years	2.97
Dividend yield	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the

Company's unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Share-based compensation:
Cost of revenue	$1,068	$832
Operating expenses:
Selling and marketing	3,628	2,928
Research and development	3,531	2,350
General and administrative	4,473	3,794
Total included in operating expenses	11,632	9,072
Total share-based compensation expense	$12,700	$9,904

    At March 31, 2024, the Company had an estimated $100.0 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three months ended March 31, 2024, the Company issued 40,408 shares under the ESPP. As of March 31, 2024, 242,709 shares remain authorized and available for issuance under the ESPP. As of March 31, 2024, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of March 31, 2024 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Contractual Interest Rates

1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$21,713	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020 and October 2023	$266,816	2.25%
Total Notes		$288,529

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

As of March 31, 2024, the 2027 and 2024 Notes are not yet convertible and their remaining term is approximately 42 months and 2 months, respectively.

As of March 31, 2024 and December 31, 2023, the fair value of the principal amount of the Notes in the aggregate was $310.7 million and $320.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal	$288,529	$288,529
Debt premium, net of amortization	9,100	9,776
Debt issuance costs, net of amortization	(3,990)	(4,313)
Net carrying amount	$293,639	$293,992

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2024	2023
Coupon interest	$1,555	$1,203
Amortization of debt issuance costs	323	373
Amortization of debt premium	(676)	—
Total	$1,202	$1,576

    Capped call transactions

In September 2020 and in May 2019, in connection with the offering of the 2027 and 2024 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of the Notes, and to effectively increase the overall conversion price of the 2027 Notes from $41.82 to $78.90 per share, and for the 2024 Notes from $66.05 to $101.62 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of the Capped Call was $25.3 million and $16.4 million for the 2027 and 2024 Notes, respectively, and was recorded as part of additional paid-in capital.

In August 2023, in connection with the Exchange, the Company entered into additional capped call transactions (the “Additional Capped Call”) with certain option counterparties. The Company agreed to pay a premium to the option counterparties for the Additional Capped Call for an amount to be determined based on the volume-weighted average trading price of the Company’s common stock over a thirty-day reference period beginning August 24, 2023. The conversion price of the Additional Capped Call is the same as the 2027 Notes Capped Call above. Initial funding of the Additional Capped Call occurred in the third quarter of 2023. The Additional Capped Call had a deferred premium component indexed to the Company's stock price and required to be settled in cash, and therefore the Additional Capped Call was a derivative instrument that, at inception, did not meet the qualifications for equity classification. On October 10, 2023, the Company settled the deferred premium on the Additional Capped Call resulting in a final value of $22.2 million. Once the deferred premium was settled, the instrument met the requirements for equity classification and the Company reclassified the Additional Capped Call to additional paid-in capital.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. In January 2023, the Company entered into a noncancelable agreement for software support services with a four-year term. The remaining purchase commitment as of March 31, 2024 was $2.4 million and the agreement expires in March 2027. There were no other material changes outside the ordinary course of business to the noncancellable purchase commitments disclosed in the Annual Report.

10. Severance and Other Related Costs

In the quarter ended March 31, 2023, the Company made certain organizational changes and incurred approximately $3.6 million of severance, employee benefits, outplacement and related costs during the period. These costs were recorded primarily as operating expenses in the unaudited condensed consolidated statements of comprehensive loss, mainly research and development, and sales and marketing. During the quarter ended March 31, 2023, cash payments of $3.2 million were recorded for the incurred costs. The Company settled the remaining accrued expense within 2023.

11. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income, net	$1,762	$1,730
Foreign currency (loss) gain, net	(536)	(203)
Other (1)	(768)	(76)
Total other income, net	$458	$1,451
(1) Includes loss on disposal of assets of $0.8 million related to a lease modification in the first quarter of 2024, see Note 5.

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

Q1 2024 Financial Overview

In the first quarter of 2024, we continued to grow our subscription revenue, increasing subscription revenue by 15% for the three months ended March 31, 2024, as compared to the same period in 2023. Total revenue increased 10% for the three months ended March 31, 2024, as compared to the same period in 2023.

For the three months ended March 31, 2024, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 84% of total revenue. Our gross revenue retention rates remained above 93% during the twelve months ended March 31, 2024.

Cash used in operating activities was $4.6 million for the three months ended March 31, 2024 as compared to $6.1 million for the three months ended March 31, 2023. The improvement was primarily due to an increase in cash collections, partially offset by a higher annual incentive payment in 2024 as compared to prior year. In addition, there was a severance payment of $3.2 million in the first quarter of 2023.

Free cash flow is a key metric to assess the strength of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities, excluding severance payments, less capital expenditures and capitalized internal-use software development costs. We believe free cash flow may be useful to investors and other users of our financial information in evaluating the amount of cash generated by our business operations. Free cash flow used during the three months ended March 31, 2024 was $4.9 million, compared to $4.5 million for the three months ended March 31, 2023.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,644)	$(6,143)
Severance	—	3,170
Purchase of property and equipment	(223)	(1,546)
Capitalized internal-use software development costs	(17)	—
Free cash flow	$(4,884)	$(4,519)

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic and Geopolitical Environment. The companies we serve continue to navigate a complex macroeconomic environment impacted by inflation, higher interest rates, volatile capital and financial markets, supply chain disruptions, tight labor markets, pricing volatility, geopolitical conflicts, including the Russia-Ukraine and Middle East conflicts, shifting regulations and other local and regional macroeconomic conditions. Uncertain macroeconomic and industry conditions in the geographies where we operate create a continued challenging selling environment for enterprise technology deployments, including in some cases more complex customer review and approval cycles. Despite this environment, we remain confident in our ability to help our customers drive profitable growth by optimizing their shopping and selling experiences. For example, pricing volatility and inflation are catalysts for demand for our AI-driven price optimization and management solutions. We believe in the near term that new customers will continue to emphasize smaller scope initial purchases and fast return on their investments. We believe this emphasis will require solid execution by our teams to capitalize on these demand drivers.

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

•Artificial Intelligence. The rapidly evolving market interest in generative AI and associated interest in all aspects of AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging AI. For example, companies use AI to extract insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. The pace of change across industries helps fuel demand for our solutions as businesses look to replace manual processes with AI. We have utilized AI in our solutions for years and our deep experience in AI continues to influence our category-leading solutions. For example, our current AI uses a deep neural network to leverage all available data and attributes to improve prediction accuracy. We are also utilizing and considering new ways to expand AI use in our own business operations to drive efficiencies, improve knowledge management, gain insights and increase productivity.

•Travel Industry Stabilizing. The travel industry continues to recover from the unprecedented disruption caused by the pandemic with global air passenger traffic recovering to pre-pandemic levels during the first quarter of 2024. Despite significant geographic and individual airline variances in the timetable for full recovery and persistent operational, cost and supply chain headwinds, including continued challenges in bringing new plane capacity online, airline analysts continue to forecast strong travel demand and overall airline industry profitability in 2024. However, these trends could be impacted negatively if inflation further impacts consumer disposable income or if business travel does not recover to pre-pandemic levels. As airlines stabilize and plan for future growth, we believe our solutions are well-positioned, particularly as airlines look to manage their capacity and enhance their digital marketing, booking capabilities, and ancillary offerings.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers drives demand for technology that provides fast, frictionless and personalized buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer not to interact with sales representatives as their primary source of research, and to buy online when they have already decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology to enhance their ability to capture a greater percentage of bookings and provide increasingly personalized offers through their own channels such as their websites. We believe companies increasingly compete based on customer experience and must adopt technologies which power consistent offers and experiences across sales channels.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	80%	76%
Maintenance and support	4	8
Total subscription, maintenance and support	84	84
Services	16	16
Total revenue	100	100
Cost of revenue:
Subscription	18	19
Maintenance and support	2	3
Total cost of subscription, maintenance and support	20	22
Services	15	18
Total cost of revenue	36	40
Gross profit	64	60
Operating Expenses:
Selling and marketing	28	36
Research and development	30	30
General and administrative	19	19
Total operating expenses	77	85
Convertible debt interest and amortization	(1)	(2)
Other income, net	1	2
Loss before income tax provision	(14)	(26)
Income tax provision	—	—
Net loss	(14)%	(26)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2024	2023	$	%
Subscription	$64,349	$55,969	$8,380	15%
Maintenance and support	3,595	5,712	(2,117)	(37)%
Total subscription, maintenance and support	67,944	61,681	6,263	10%
Services	12,744	11,501	1,243	11%
Total revenue	$80,688	$73,182	$7,506	10%

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

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2024	2023	$	%
Cost of subscription	$14,613	$14,093	$520	4%
Cost of maintenance and support	1,862	2,282	(420)	(18)%
Total cost of subscription, maintenance and support	16,475	16,375	100	1%
Cost of services	12,358	13,167	(809)	(6)%
Total cost of revenue	28,833	29,542	(709)	(2)%
Gross profit	$51,855	$43,640	$8,215	19%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure cost to support the growth in our current subscription customer base and higher employee-related costs mainly due to an increase in headcount. These increases were partially offset by a decrease in amortization expense for intangible assets and internal-use software expense for the three months ended March 31, 2024. Our subscription gross profit percentages were 77% and 75% for the three months ended March 31, 2024 and 2023, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased due to lower personnel costs as our maintenance customer base declined primarily with migrations to our subscription solutions. Maintenance and support gross profit percentages were 48% and 60% for the three months ended March 31, 2024 and 2023, respectively. Gross profit percentages decreased in 2024 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being partially fixed.

Cost of services. Cost of services decreased primarily due to prior organizational headcount changes and other allocated overhead. Services gross profit percentages were 3% and (14)% for the three months ended March 31, 2024 and 2023, respectively. Services gross profit percentages improved in 2024 compared to 2023 primarily due to an increase in services revenue as well as a decrease in cost of services. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2024	2023	$	%
Selling and marketing	$22,682	$26,010	$(3,328)	(13)%
Research and development	24,413	22,291	2,122	10%
General and administrative	15,062	14,135	927	7%
Total operating expenses	$62,157	$62,436	$(279)	—%

Selling and marketing expenses. Selling and marketing expenses decreased primarily due to a decrease in employee-related costs, including severance cost in prior year, sales and marketing events and initiatives, travel and other overhead costs. The decrease was partially offset by an increase in noncash share-based compensation expense due to the acceleration of share-based compensation expense for equity awards related to the change of employment of a senior employee in the first quarter of 2024.

Research and development expenses. Research and development expenses increased primarily due to higher employee-related expenses. The increase in research and development expenses also included higher noncash share-based compensation expense due to the acceleration of share-based compensation expense for equity awards related to the change of employment of a senior employee in the first quarter of 2024.

General and administrative expenses. General and administrative expenses increased primarily due to higher employee-related expenses, including share-based compensation.

Non-operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2024	2023	$	%
Convertible debt interest and amortization	$(1,202)	$(1,576)	$374	(24)%
Other income, net	$458	$1,451	$(993)	(68)%

Convertible debt interest and amortization. Our convertible debt expense consisted of coupon interest, amortization of debt premium and debt issuance costs attributable to our Notes. The decrease in expense was related to the exchange of about 85% of PROS outstanding convertible notes due in May 2024 for newly issued convertible notes due in September 2027. See Note 8 for more information.

Other income, net. The change in other income, net was primarily related to loss on disposal of assets associated with a lease modification. See Note 5 for more information.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2024	2023	$	%
Effective tax rate	(2.8)%	(0.4)%	n/a	n/a
Income tax provision	$311	$81	$230	284%

Income tax provision. The tax provision for the three months ended March 31, 2024 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (2.8)% and (0.4)% for the three months ended March 31, 2024 and 2023, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates was due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At March 31, 2024, we had $156.4 million of cash and cash equivalents and $34.0 million of working capital as compared to $168.7 million of cash and cash equivalents and $37.3 million of working capital at December 31, 2023.

Our principal sources of liquidity are our cash and cash equivalents, cash flows generated from operations and potential borrowings under our $50 million credit agreement (the "Credit Agreement"). In addition, we could access capital markets to supplement our liquidity position. Our material drivers or variants of operating cash flow are net income (loss) and the timing of invoicing and cash collections from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors and the payments of other liabilities.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(4,644)	$(6,143)
Net cash used in investing activities	(353)	(1,546)
Net cash used in financing activities	(7,314)	(3,573)
Effect of foreign currency rates on cash	(13)	11
Net change in cash, cash equivalents and restricted cash	$(12,324)	$(11,251)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $4.6 million. The improvement year over year was primarily due to an increase in cash collections, partially offset by a higher annual incentive payment in 2024 as compared to prior year. In addition, there was a severance payment of $3.2 million in the first quarter of 2023.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 was $0.4 million. The decrease was mainly due to higher capital expenditures in 2023, primarily related to a third-party software license renewal.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2024 was $7.3 million. The increase year over year was primarily due to higher tax withholding payments of $3.6 million related to the vesting of employee share-based awards.

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

Credit facility

As of March 31, 2024, there were no outstanding borrowings under our Credit Agreement. As of March 31, 2024, $0.6 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2024, we recorded an immaterial amount of amortization of debt issuance costs which is included in other income, net in the unaudited condensed consolidated statements of comprehensive loss.

The Credit Agreement also has a depository condition which requires us to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount has been included in restricted cash in the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

    See "Recently issued accounting pronouncements not yet adopted" in Note 2 above for discussion of recent accounting pronouncements including the respective expected dates of adoption, if any.

Critical accounting policies and estimates

    Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment required in our estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our critical accounting policies related to the estimates and judgments are discussed in our Annual Report under management's discussion and analysis of financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in our exposure to market risks from those disclosed in Part II, Item 7A, of our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on our evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended March 31, 2024.

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

PROS HOLDINGS, INC.

May 7, 2024	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2024	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)