Form 10-Q
period 2024-06-30
PROS Holdings, Inc.
filed 2024-07-30
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 47,206,310 as of July 23, 2024.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$139,086	$168,747
Trade and other receivables, net of allowance of $801 and $574, respectively	47,714	49,058
Deferred costs, current	4,433	4,856
Prepaid and other current assets	11,816	12,013
Total current assets	203,049	234,674
Restricted cash	10,000	10,000
Property and equipment, net	20,892	23,051
Operating lease right-of-use assets	14,663	14,801
Deferred costs, noncurrent	10,143	10,292
Intangibles, net	9,078	11,678
Goodwill	107,572	107,860
Other assets, noncurrent	9,503	9,477
Total assets	$384,900	$421,833
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$6,992	$3,034
Accrued liabilities	14,760	13,257
Accrued payroll and other employee benefits	19,259	32,762
Operating lease liabilities, current	4,232	5,655
Deferred revenue, current	121,628	120,955
Current portion of convertible debt, net	—	21,668
Total current liabilities	166,871	197,331
Deferred revenue, noncurrent	3,302	3,669
Convertible debt, net	271,553	272,324
Operating lease liabilities, noncurrent	25,032	25,118
Other liabilities, noncurrent	1,182	1,264
Total liabilities	467,940	499,706
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,810,281 and 51,184,584 shares issued, respectively; 47,129,558 and 46,503,861 shares outstanding, respectively	52	51
Additional paid-in capital	617,894	604,084
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(665,995)	(647,252)
Accumulated other comprehensive loss	(5,144)	(4,909)
Total stockholders' (deficit) equity	(83,040)	(77,873)
Total liabilities and stockholders' (deficit) equity	$384,900	$421,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$65,600	$57,304	$129,949	$113,273
Maintenance and support	3,385	5,093	6,980	10,805
Total subscription, maintenance and support	68,985	62,397	136,929	124,078
Services	13,028	13,395	25,772	24,896
Total revenue	82,013	75,792	162,701	148,974
Cost of revenue:
Subscription	14,570	14,059	29,183	28,152
Maintenance and support	1,751	1,876	3,613	4,158
Total cost of subscription, maintenance and support	16,321	15,935	32,796	32,310
Services	12,498	12,636	24,856	25,803
Total cost of revenue	28,819	28,571	57,652	58,113
Gross profit	53,194	47,221	105,049	90,861
Operating expenses:
Selling and marketing	23,537	24,880	46,219	50,890
Research and development	21,786	21,847	46,199	44,138
General and administrative	15,055	13,849	30,117	27,984
Loss from operations	(7,184)	(13,355)	(17,486)	(32,151)
Convertible debt interest and amortization	(1,148)	(1,576)	(2,350)	(3,152)
Other income, net	1,323	1,791	1,781	3,242
Loss before income tax provision	(7,009)	(13,140)	(18,055)	(32,061)
Income tax provision	377	149	688	230
Net loss	$(7,386)	$(13,289)	$(18,743)	$(32,291)

Net loss per share:
Basic and diluted	$(0.16)	$(0.29)	$(0.40)	$(0.70)
Weighted average number of shares:
Basic and diluted	47,068	46,101	46,942	46,013
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(62)	$9	$(235)	$185
Other comprehensive (loss) income, net of tax	(62)	9	(235)	185
Comprehensive loss	$(7,448)	$(13,280)	$(18,978)	$(32,106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(18,743)	$(32,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,395	5,752
Amortization of debt premium and issuance costs	(586)	746
Share-based compensation	22,948	20,656
Provision for credit losses	160	88
Gain on lease modification	(697)	—
Loss on disposal of assets	774	35
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,173	(6,070)
Deferred costs	572	341
Prepaid expenses and other assets	174	(1,449)
Operating lease right-of-use assets and liabilities	(1,516)	(1,237)
Accounts payable and other liabilities	3,885	(1,252)
Accrued liabilities	2,418	1,077
Accrued payroll and other employee benefits	(13,511)	(3,688)
Deferred revenue	330	4,607
Net cash provided by (used in) operating activities	1,776	(12,685)
Investing activities:
Purchases of property and equipment	(438)	(1,823)
Capitalized internal-use software development costs	(58)	—
Investment in equity securities	(113)	—
Net cash used in investing activities	(609)	(1,823)
Financing activities:
Proceeds from employee stock plans	1,024	1,137
Tax withholding related to net share settlement of stock awards	(10,161)	(5,668)
Settlement of convertible debt	(21,713)	—
Net cash used in financing activities	(30,850)	(4,531)
Effect of foreign currency rates on cash	22	(21)
Net change in cash, cash equivalents and restricted cash	(29,661)	(19,060)
Cash, cash equivalents and restricted cash:
Beginning of period	178,747	203,627
End of period	$149,086	$184,567

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$139,086	$184,567
Restricted cash	10,000	—
Total cash, cash equivalents and restricted cash	$149,086	$184,567

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$76	$194
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	46,968,440	$52	$609,469	4,680,723	$(29,847)	$(658,609)	$(5,082)	$(84,017)
Stock awards net settlement	161,118	—	(1,823)	—	—	—	—	(1,823)
Noncash share-based compensation	—	—	10,248	—	—	—	—	10,248
Other comprehensive (loss) income	—	—	—	—	—	—	(62)	(62)
Net loss	—	—	—	—	—	(7,386)	—	(7,386)
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	46,031,241	$51	$596,805	4,680,723	$(29,847)	$(609,900)	$(5,077)	$(47,968)
Stock awards net settlement	109,495	—	(958)	—	—	—	—	(958)
Noncash share-based compensation	—	—	10,752	—	—	—	—	10,752
Other comprehensive (loss) income	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	(13,289)	—	(13,289)
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	585,289	1	(10,162)	—	—	—	—	(10,161)
Proceeds from employee stock plans	40,408	—	1,024	—	—	—	—	1,024
Noncash share-based compensation	—	—	22,948	—	—	—	—	22,948
Other comprehensive (loss) income	—	—	—	—	—	—	(235)	(235)
Net loss	—	—	—	—	—	(18,743)	—	(18,743)
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	447,584	1	(5,669)	—	—	—	—	(5,668)
Proceeds from employee stock plans	55,149	—	1,137	—	—	—	—	1,137
Noncash share-based compensation	—	—	20,656	—	—	—	—	20,656
Other comprehensive (loss) income	—	—	—	—	—	—	185	185
Net loss	—	—	—	—	—	(32,291)	—	(32,291)
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders' (deficit) equity for the three and six months ended June 30, 2024 and 2023.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $124.7 million and $153.2 million at June 30, 2024 and December 31, 2023, respectively, and were invested in treasury, money market funds and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $14.6 million and $15.1 million as of June 30, 2024 and December 31, 2023, respectively. Amortization expense for the deferred costs was $1.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended June 30, 2024 and 2023, the Company recognized approximately $56.0 million and $52.0 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized approximately $90.0 million and $81.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and related to subscription, maintenance and support, and services.

    Performance obligations

As of June 30, 2024, the Company expects to recognize approximately $450.3 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $232.7 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three and six months ended June 30, 2024 and 2023. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$27,990	34%	$27,224	36%	$54,923	34%	$53,456	36%
Europe	25,835	32%	24,748	33%	51,506	32%	47,697	32%
The rest of the world	28,188	34%	23,820	31%	56,272	34%	47,821	32%
Total revenue	$82,013	100%	$75,792	100%	$162,701	100%	$148,974	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 9 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of June 30, 2024, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$1,782	$1,657	$4,015	$3,908
Right-of-use asset obtained in exchange for operating lease liability	$14	$279	$2,140	$279

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

As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2024	$3,791
2025	3,932
2026	3,893
2027	3,796
2028	3,856
2029	3,913
Thereafter	14,486
Total operating lease payments	37,667
Less: Imputed interest	(8,403)
Total operating lease liabilities	$29,264

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(7,386)	$(13,289)	$(18,743)	$(32,291)
Denominator:
Weighted average shares (basic)	47,068	46,101	46,942	46,013
Dilutive effect of potential common shares	—	—	—	—
Weighted average shares (diluted)	47,068	46,101	46,942	46,013
Basic loss per share	$(0.16)	$(0.29)	$(0.40)	$(0.70)
Diluted loss per share	$(0.16)	$(0.29)	$(0.40)	$(0.70)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.9 million and 1.7 million for the three months ended June 30, 2024 and 2023, respectively, and 1.4 million and 1.7 million for the six months ended June 30, 2024 and 2023, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 6.5 million and 6.6 million for the three and six months ended June 30, 2024, respectively, and 5.8 million for the three and six months ended June 30, 2023.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of June 30, 2024, 3,254,841 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of June 30, 2024 and December 31, 2023 (in thousands):

Award type	June 30, 2024	December 31, 2023
Restricted stock units (time-based)	2,969	2,767
Market stock units	439	358

During the three months ended June 30, 2024, the Company granted 137,531 RSUs (time-based) with a weighted average grant-date fair value of $32.43 per share. During the six months ended June 30, 2024, the Company granted 1,333,618 RSUs (time-based) with a weighted average grant-date fair value of $35.35 per share.

The Company also granted 47,789 MSUs with a weighted average grant-date fair value of $36.87 to certain executive employees during the three months ended June 30, 2024, and 179,681 MSUs with a weighted average grant-date fair value of $39.95 to certain executive employees during the six months ended June 30, 2024. These MSUs vest on January 31, 2027, and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Volatility	52.06%	51.24%
Risk-free interest rate	4.82%	4.14%
Expected award life in years	2.70	2.90
Dividend yield	—%	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation:
Cost of revenue	$1,151	$985	$2,219	$1,817
Operating expenses:
Selling and marketing	2,437	3,103	6,065	6,031
Research and development	2,114	2,673	5,645	5,023
General and administrative	4,546	3,991	9,019	7,785
Total included in operating expenses	9,097	9,767	20,729	18,839
Total share-based compensation expense	$10,248	$10,752	$22,948	$20,656

    At June 30, 2024, the Company had an estimated $91.6 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.8 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and six months ended June 30, 2024, the Company issued zero and 40,408 shares under the ESPP, respectively. As of June 30, 2024, 242,709 shares remain authorized and available for issuance under the ESPP. As of June 30, 2024, the Company held approximately $1.1 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of June 30, 2024 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Contractual Interest Rates

1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$—	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020 and October 2023	$266,816	2.25%
Total Notes		$266,816

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

The 2027 Notes mature on September 15, 2027, unless redeemed or converted in accordance with their terms prior to such date. The 2024 Notes matured on May 15, 2024 and the Company settled the outstanding principal balance of $21.7 million during the quarter ended June 30, 2024.

Interest related to the 2027 Notes is payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. Interest related to the 2024 Notes was payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019.

Each $1,000 of principal of the 2027 Notes will initially be convertible into 23.9137 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $41.82 per share and is subject to adjustment upon the occurrence of certain specified events. Each $1,000 of principal of the 2024 Notes was initially to be convertible into 15.1394 shares of the Company’s common stock, which was equivalent to an initial conversion price of approximately $66.05 per share and was subject to adjustment upon the occurrence of certain specified events.

On August 23, 2023, the Company entered into legally binding exchange agreements with a limited number of existing holders of the 2024 Notes to exchange approximately $122.0 million aggregate principal amount of the existing 2024 Notes for a principal amount of the 2027 Notes at an exchange ratio to be determined based on the daily volume-weighted average trading price of the Company’s common stock over a thirty-day trading period beginning August 24, 2023 (such exchange transactions, the “Exchange”). On October 10, 2023, the Company settled the exchange agreements for the exchange of $122.0 million aggregate principal amount of its outstanding 2024 Notes for newly issued $116.8 million aggregate principal amount of its outstanding 2027 Notes. Following the settlement of the Exchange, $21.7 million in aggregate principal amount of the 2024 Notes and $266.8 million in aggregate principal amount of the 2027 Notes remained outstanding with terms unchanged. The 2027 Notes issued in the Exchange constitute a further issuance of, and form a single series and will be fungible with, the existing 2027 Notes.

As of June 30, 2024, the 2027 Notes are not yet convertible and their remaining term is approximately 39 months.

As of June 30, 2024 and December 31, 2023, the fair value of the outstanding principal amount of the Notes in the aggregate was $256.7 million and $320.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal	$266,816	$288,529
Debt premium, net of amortization	8,427	9,776
Debt issuance costs, net of amortization	(3,690)	(4,313)
Net carrying amount	$271,553	$293,992

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest	$1,520	$1,203	$3,075	$2,406
Amortization of debt issuance costs	301	373	624	746
Amortization of debt premium	(673)	—	(1,349)	—
Total	$1,148	$1,576	$2,350	$3,152

    Capped call transactions

In September 2020 and in May 2019, in connection with the offering of the 2027 and 2024 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of the Notes, and to effectively increase the overall conversion price of the 2027 Notes from $41.82 to $78.90 per share, and for the 2024 Notes from $66.05 to $101.62 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of the Capped Call was $25.3 million and $16.4 million for the 2027 and 2024 Notes, respectively, and was recorded as part of additional paid-in capital. On May 15, 2024, the 2024 Notes matured and the Capped Call associated with the 2024 Notes expired unexercised. The expiration of the 2024 Notes Capped Call did not have an impact on the unaudited condensed consolidated financial statements.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. In January 2023, the Company entered into a noncancelable agreement for software support services with a four-year term. The remaining purchase commitment as of June 30, 2024 was $2.4 million and the agreement expires in March 2027. There were no other material changes outside the ordinary course of business to the noncancellable purchase commitments disclosed in the Annual Report.

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

11. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income, net	1,556	2,051	3,318	3,781
Foreign currency (loss) gain, net	(228)	(259)	(764)	(462)
Other (1)	(5)	(1)	(773)	(77)
Total other income, net	$1,323	$1,791	$1,781	$3,242
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

Q2 2024 Financial Overview

In the second quarter of 2024, we continued to grow our subscription revenue, increasing subscription revenue by 14% and 15% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. Total revenue increased by 8% and 9% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.

For the three and six months ended June 30, 2024, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 84% of total revenue. Our gross revenue retention rates remained above 93% during the twelve months ended June 30, 2024.

In the second quarter of 2024, we continued to improve on our profitability metrics. Our subscription gross profit margin was 78% for the three and six months ended June 30, 2024 as compared to 75% for the three and six months ended June 30, 2023.

Cash provided by operating activities was $1.8 million for the six months ended June 30, 2024 as compared to cash used in operating activities of $12.7 million for the six months ended June 30, 2023. The improvement was primarily due to a significant reduction in our net loss and an increase in cash collections from our customers.

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic and Geopolitical Environment. The companies we serve continue to navigate a difficult macroeconomic and regulatory environment impacted by inflation, higher interest rates, supply chain disruptions, tight labor markets, pricing volatility, rapid new regulations, geopolitical conflicts, including the Russia-Ukraine and Middle East conflicts, and other local and regional macroeconomic conditions. Uncertain macroeconomic, regulatory and industry conditions in the geographies where we operate create a continued challenging selling environment for enterprise technology deployments, including in some cases more complex customer review and approval cycles. For example, AI regulation, such as the EU AI Act, creates uncertainty and increases scrutiny by companies adopting AI, even where the AI utilized is compliant with applicable regulations. Despite this environment, we remain confident in our ability to help our customers drive profitable growth by optimizing their shopping and selling experiences. For example, pricing volatility and inflation can be meaningful catalysts for demand for our AI-driven price optimization and management solutions. We believe in the near term that new customers will continue to emphasize smaller scope initial purchases and fast return on their investments. We believe this emphasis will require solid execution by our teams to capitalize on these demand drivers.

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

•Artificial Intelligence. The rapidly evolving market interest in generative AI and associated interest in all aspects of AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging AI. For example, companies use AI to extract insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. The pace of change across industries helps fuel demand for our solutions as businesses look to replace manual processes with AI. We have utilized AI in our solutions for years and our deep experience in AI continues to influence our category-leading solutions. For example, our current AI uses a neural network to leverage all available data and attributes to improve prediction accuracy. We are also utilizing and considering new ways to expand AI use in our own business operations to drive efficiencies, improve knowledge management, gain insights and increase productivity.

•Travel Industry Dynamics. The travel industry continues to recover from the unprecedented disruption caused by the pandemic with global air passenger traffic exceeding pre-pandemic levels during 2024. Demand for air travel remains strong, and the airline industry is working to reestablish equilibrium in light of aircraft delivery issues and operational, cost and supply chain challenges. There is a growing awareness amongst airlines of the importance of competing for customers based on the total travel experience, while also improving financial performance. In some cases, this includes a renewed focus on revenue management systems. We believe our other solutions are also well-positioned, particularly as airlines look to enhance their digital marketing, booking capabilities, and ancillary offerings. However, operational challenges within the airline industry continue to impact sales cycles and approval processes.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	80%	76%	80%	76%
Maintenance and support	4	7	4	7
Total subscription, maintenance and support	84	82	84	83
Services	16	18	16	17
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	19	18	19
Maintenance and support	2	2	2	3
Total cost of subscription, maintenance and support	20	21	20	22
Services	15	17	15	17
Total cost of revenue	35	38	35	39
Gross profit	65	62	65	61
Operating Expenses:
Selling and marketing	29	33	28	34
Research and development	27	29	28	30
General and administrative	18	18	19	19
Total operating expenses	74	80	75	83
Convertible debt interest and amortization	(1)	(2)	(1)	(2)
Other income, net	2	2	1	2
Loss before income tax provision	(9)	(17)	(11)	(22)
Income tax provision	—	—	—	—
Net loss	(9)%	(18)%	(12)%	(22)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Subscription	$65,600	$57,304	$8,296	14%	$129,949	$113,273	$16,676	15%
Maintenance and support	3,385	5,093	(1,708)	(34)%	6,980	10,805	(3,825)	(35)%
Total subscription, maintenance and support	68,985	62,397	6,588	11%	136,929	124,078	12,851	10%
Services	13,028	13,395	(367)	(3)%	25,772	24,896	876	4%
Total revenue	$82,013	$75,792	$6,221	8%	$162,701	$148,974	$13,727	9%

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

Services revenue. During the three months ended June 30, 2024, services revenue decreased mainly due to the completion of several large implementations during the second quarter of 2023. During the six months ended June 30, 2024, services revenue increased primarily as a result of higher sales of professional services to our existing customers. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, which in turn can vary depending on the mix of new versus existing customer software solution sales. Services revenue is also impacted by the timing of services revenue recognition on certain subscription contracts and efficiencies in our solutions implementations requiring less professional services during a particular period.

Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of subscription	$14,570	$14,059	$511	4%	$29,183	$28,152	$1,031	4%
Cost of maintenance and support	1,751	1,876	(125)	(7)%	3,613	4,158	(545)	(13)%
Total cost of subscription, maintenance and support	16,321	15,935	386	2%	32,796	32,310	486	2%
Cost of services	12,498	12,636	(138)	(1)%	24,856	25,803	(947)	(4)%
Total cost of revenue	28,819	28,571	248	1%	57,652	58,113	(461)	(1)%
Gross profit	$53,194	$47,221	$5,973	13%	$105,049	$90,861	$14,188	16%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure cost to support the growth in our current subscription customer base and higher employee-related costs primarily due to an increase in headcount. These increases were partially offset by a decrease in amortization expense for intangible assets and internal-use software expense. Our subscription gross profit percentages were 78% for the three and six months ended June 30, 2024, and 75% for the three and six months ended June 30, 2023.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower personnel costs as our maintenance customer base declined primarily with migrations to our subscription solutions. Maintenance and support gross profit percentages were 48% for the three and six months ended June 30, 2024, and 63% and 62% for the three and six months ended June 30, 2023, respectively. Gross profit percentages decreased in 2024 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being partially fixed.

Cost of services. Cost of services remained relatively unchanged during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease during the six months ended June 30, 2024 was primarily due to prior organizational headcount changes and other allocated overhead. Services gross profit percentages were 4% and 6% for the three months ended June 30, 2024 and 2023, respectively, and 4% and (4)% for the six months ended June 30, 2024 and 2023, respectively. Services gross profit percentages improved during the first half of 2024 compared to the same period in 2023 primarily due to an increase in services revenue as well as a decrease in cost of services. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Selling and marketing	$23,537	$24,880	$(1,343)	(5)%	$46,219	$50,890	$(4,671)	(9)%
Research and development	21,786	21,847	(61)	—%	46,199	44,138	2,061	5%
General and administrative	15,055	13,849	1,206	9%	30,117	27,984	2,133	8%
Total operating expenses	$60,378	$60,576	$(198)	—%	$122,535	$123,012	$(477)	—%

Selling and marketing expenses. Selling and marketing expenses decreased primarily due to a decrease in employee-related costs. The decrease in selling and marketing expense for the six months ended June 30, 2024 also included the impact from severance cost in prior year as well as a decrease in sales and marketing events and initiatives year-over-year.

Research and development expenses. Research and development expenses remained relatively unchanged for the three months ended June 30, 2024. During the six months ended June 30, 2024, research and development expenses increased primarily due to higher employee-related expenses mainly due to higher headcount, an increase in contract labor and noncash share-based compensation expense.

General and administrative expenses. General and administrative expenses increased primarily due to higher employee-related expenses, including noncash share-based compensation.

Non-operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Convertible debt interest and amortization	$(1,148)	$(1,576)	$428	(27)%	$(2,350)	$(3,152)	$802	(25)%
Other income, net	$1,323	$1,791	$(468)	(26)%	$1,781	$3,242	$(1,461)	(45)%

Convertible debt interest and amortization. Our convertible debt expense consisted of coupon interest and amortization of debt premium and debt issuance costs attributable to our Notes. The decrease in expense was related to the exchange of approximately 85% of PROS outstanding convertible notes that were due in May 2024 for newly issued convertible notes now due in September 2027. See Note 8 for more information.

Other income, net. The decrease in other income, net for the three months ended June 30, 2024 was primarily due to a decrease in interest income as compared to the same period in 2023. During the six months ended June 30, 2024, the change in other income, net was primarily related to loss on disposal of assets associated with a lease modification in the first quarter of 2024, see Note 5 for more information. The decrease was also due to lower interest income during the period as well as the impact of foreign currency fluctuations.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Effective tax rate	(5)%	(1)%	n/a	n/a	(4)%	(1)%	n/a	n/a
Income tax provision	$377	$149	$228	153%	$688	$230	$458	199%

Income tax provision. The tax provision for the three and six months ended June 30, 2024 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (5)% and (1)% for the three months ended June 30, 2024 and 2023, respectively, and (4)% and (1)% for the six months ended June 30, 2024 and 2023, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates was due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At June 30, 2024, we had $139.1 million of cash and cash equivalents and $36.2 million of working capital as compared to $168.7 million of cash and cash equivalents and $37.3 million of working capital at December 31, 2023. The decrease in cash and cash equivalents was primarily related to the settlement of the outstanding principal of our 2024 Notes of $21.7 million, which matured in May 2024.

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

    We believe we will have adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, and coupon interest of our 2027 Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets have tightened in response to the macroeconomic environment making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$1,776	$(12,685)
Net cash used in investing activities	(609)	(1,823)
Net cash used in financing activities	(30,850)	(4,531)
Effect of foreign currency rates on cash	22	(21)
Net change in cash, cash equivalents and restricted cash	$(29,661)	$(19,060)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $1.8 million. The improvement was primarily due to a significant reduction in our net loss and an increase in cash collections from our customers.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 was $0.6 million. The decrease was mainly due to higher capital expenditures in 2023, primarily related to a third-party software license renewal.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2024 was $30.9 million. The increase year-over-year was primarily due to the $21.7 million settlement of our 2024 Notes as they matured in May 2024 and higher tax withholding payments of $4.5 million related to the vesting of employee share-based awards.

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

Credit facility

As of June 30, 2024, there were no outstanding borrowings under our Credit Agreement. As of June 30, 2024, $0.6 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2024, we recorded an immaterial amount of amortization of debt issuance costs which is included in other income, net in the unaudited condensed consolidated statements of comprehensive loss.

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
Critical accounting policies and estimates

    Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. Actual results could differ from those estimates. The complexity and judgment required in our estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Our critical accounting policies related to the estimates and judgments are discussed in our Annual Report under management's discussion and analysis of financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in our exposure to market risks from those disclosed in Part II, Item 7A, of our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on our evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and AWS, all of which must interoperate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss, telecommunications and human failures and similar events. They may also be subject to Security Incidents, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, disruptions to the supply chain necessary to maintain these third-party systems or to run our business could impact our service availability and performance. These providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

We have experienced, and may experience in the future, system disruptions, outages and other performance problems due to third-party data centers, software, data and other service providers, many of which are shared by other SaaS providers. These disruptions could impair the delivery of our service and negatively affect our business, damage our reputation, negatively impact our future sales and/or cash flows and lead to legal liability and other costs, and the full impact of which may not be immediately known.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2024.

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

PROS HOLDINGS, INC.

July 30, 2024	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

July 30, 2024	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)