Form 10-Q
period 2024-09-30
PROS Holdings, Inc.
filed 2024-10-29
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 47,305,965 as of October 22, 2024.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$140,564	$168,747
Trade and other receivables, net of allowance of $690 and $574, respectively	48,225	49,058
Deferred costs, current	4,448	4,856
Prepaid and other current assets	10,782	12,013
Total current assets	204,019	234,674
Restricted cash	10,000	10,000
Property and equipment, net	20,391	23,051
Operating lease right-of-use assets	13,770	14,801
Deferred costs, noncurrent	10,690	10,292
Intangibles, net	7,997	11,678
Goodwill	107,970	107,860
Other assets, noncurrent	9,332	9,477
Total assets	$384,169	$421,833
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$5,270	$3,034
Accrued liabilities	13,603	13,257
Accrued payroll and other employee benefits	22,831	32,762
Operating lease liabilities, current	3,590	5,655
Deferred revenue, current	114,538	120,955
Current portion of convertible debt, net	—	21,668
Total current liabilities	159,832	197,331
Deferred revenue, noncurrent	2,675	3,669
Convertible debt, net	271,173	272,324
Operating lease liabilities, noncurrent	24,482	25,118
Other liabilities, noncurrent	1,231	1,264
Total liabilities	459,393	499,706
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,953,232 and 51,184,584 shares issued, respectively; 47,272,509 and 46,503,861 shares outstanding, respectively	52	51
Additional paid-in capital	625,085	604,084
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(665,760)	(647,252)
Accumulated other comprehensive loss	(4,754)	(4,909)
Total stockholders' (deficit) equity	(75,224)	(77,873)
Total liabilities and stockholders' (deficit) equity	$384,169	$421,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$67,068	$59,987	$197,017	$173,260
Maintenance and support	3,361	4,693	10,341	15,498
Total subscription, maintenance and support	70,429	64,680	207,358	188,758
Services	12,273	12,570	38,045	37,466
Total revenue	82,702	77,250	245,403	226,224
Cost of revenue:
Subscription	14,470	14,510	43,653	42,662
Maintenance and support	1,698	1,769	5,311	5,927
Total cost of subscription, maintenance and support	16,168	16,279	48,964	48,589
Services	12,130	12,185	36,986	37,988
Total cost of revenue	28,298	28,464	85,950	86,577
Gross profit	54,404	48,786	159,453	139,647
Operating expenses:
Selling and marketing	20,074	20,324	66,293	71,214
Research and development	21,081	22,205	67,280	66,343
General and administrative	13,218	14,099	43,335	42,083
Income (loss) from operations	31	(7,842)	(17,455)	(39,993)
Convertible debt interest and amortization	(1,121)	(1,497)	(3,471)	(4,649)
Other income (expense), net	1,531	(4,288)	3,312	(1,046)
Income (loss) before income tax provision	441	(13,627)	(17,614)	(45,688)
Income tax provision	206	241	894	471
Net income (loss)	$235	$(13,868)	$(18,508)	$(46,159)

Net income (loss) per share:
Basic and diluted	$—	$(0.30)	$(0.39)	$(1.00)
Weighted average number of shares:
Basic	47,231	46,225	47,038	46,084
Diluted	47,338	46,225	47,038	46,084
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$390	$(359)	$155	$(174)
Other comprehensive income (loss), net of tax	390	(359)	155	(174)
Comprehensive income (loss)	$625	$(14,227)	$(18,353)	$(46,333)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(18,508)	$(46,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,371	8,301
Amortization of debt premium and issuance costs	(896)	1,094
Share-based compensation	30,219	31,589
Provision for credit losses	52	88
Gain on lease modification	(697)	—
Loss on disposal of assets	774	51
Loss on derivatives	—	4,343
Loss on debt extinguishment	—	1,779
Changes in operating assets and liabilities:
Accounts and unbilled receivables	788	(1,573)
Deferred costs	10	704
Prepaid expenses and other assets	1,158	31
Operating lease right-of-use assets and liabilities	(1,838)	(1,686)
Accounts payable and other liabilities	2,191	(3,375)
Accrued liabilities	1,087	1,489
Accrued payroll and other employee benefits	(9,906)	(242)
Deferred revenue	(7,435)	(401)
Net cash provided by (used in) operating activities	3,370	(3,967)
Investing activities:
Purchases of property and equipment	(669)	(2,168)
Capitalized internal-use software development costs	(58)	—
Investment in equity securities	(113)	(113)
Net cash used in investing activities	(840)	(2,281)
Financing activities:
Proceeds from employee stock plans	2,079	2,170
Tax withholding related to net share settlement of stock awards	(11,296)	(6,831)
Debt issuance costs related to Credit Agreement	—	(837)
Purchase of capped call	—	(22,771)
Repayment of convertible debt	(21,713)	—
Net cash used in financing activities	(30,930)	(28,269)
Effect of foreign currency rates on cash	217	(30)
Net change in cash, cash equivalents and restricted cash	(28,183)	(34,547)
Cash, cash equivalents and restricted cash:
Beginning of period	178,747	203,627
End of period	$150,564	$169,080

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$140,564	$159,080
Restricted cash	10,000	10,000
Total cash, cash equivalents and restricted cash	$150,564	$169,080

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$237	$236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)
Stock awards net settlement	99,653	—	(1,135)	—	—	—	—	(1,135)
Proceeds from employee stock plans	43,298	—	1,055	—	—	—	—	1,055
Noncash share-based compensation	—	—	7,271	—	—	—	—	7,271
Other comprehensive income (loss)	—	—	—	—	—	—	390	390
Net income (loss)	—	—	—	—	—	235	—	235
Balance at September 30, 2024	47,272,509	$52	$625,085	4,680,723	$(29,847)	$(665,760)	$(4,754)	$(75,224)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	46,140,736	$51	$606,599	4,680,723	$(29,847)	$(623,189)	$(5,068)	$(51,454)
Stock awards net settlement	58,814	—	(1,163)	—	—	—	—	(1,163)
Proceeds from employee stock plans	48,859	—	1,033	—	—	—	—	1,033
Noncash share-based compensation	—	—	10,933	—	—	—	—	10,933
Other comprehensive income (loss)	—	—	—	—	—	—	(359)	(359)
Net income (loss)	—	—	—	—	—	(13,868)	—	(13,868)
Balance at September 30, 2023	46,248,409	$51	$617,402	4,680,723	$(29,847)	$(637,057)	$(5,427)	$(54,878)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	684,942	1	(11,297)	—	—	—	—	(11,296)
Proceeds from employee stock plans	83,706	—	2,079	—	—	—	—	2,079
Noncash share-based compensation	—	—	30,219	—	—	—	—	30,219
Other comprehensive income (loss)	—	—	—	—	—	—	155	155
Net income (loss)	—	—	—	—	—	(18,508)	—	(18,508)
Balance at September 30, 2024	47,272,509	$52	$625,085	4,680,723	$(29,847)	$(665,760)	$(4,754)	$(75,224)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	506,398	1	(6,832)	—	—	—	—	(6,831)
Proceeds from employee stock plans	104,008	—	2,170	—	—	—	—	2,170
Noncash share-based compensation	—	—	31,589	—	—	—	—	31,589
Other comprehensive income (loss)	—	—	—	—	—	—	(174)	(174)
Net income (loss)	—	—	—	—	—	(46,159)	—	(46,159)
Balance at September 30, 2023	46,248,409	$51	$617,402	4,680,723	$(29,847)	$(637,057)	$(5,427)	$(54,878)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions that optimize shopping and selling experiences. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to ensure that every transactional experience is fast, frictionless and distinctive for every shopper, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use these selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to deliver customized prices and offers. The Company's solutions enable their customers to provide the buyers of their products the ability to move fluidly from one sales channel to another, whether direct, partner, online, mobile or other emerging channels, each with a personalized experience regardless of which channel is used. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders' (deficit) equity for the three and nine months ended September 30, 2024 and 2023.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $131.2 million and $153.2 million at September 30, 2024 and December 31, 2023, respectively, and were invested in treasury funds, money market funds, and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $15.1 million as of September 30, 2024 and December 31, 2023. Amortization expense for the deferred costs was $1.1 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended September 30, 2024 and 2023, the Company recognized approximately $54.9 million and $52.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized approximately $110.0 million and $100.7 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and related to subscription, maintenance and support, and services.

    Performance obligations

As of September 30, 2024, the Company expects to recognize approximately $429.3 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $231.0 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue yet to be recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2024 and 2023. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$29,251	35%	$26,925	35%	$84,174	34%	$80,381	36%
Europe	25,391	31%	25,691	33%	76,897	31%	73,388	32%
The rest of the world	28,060	34%	24,634	32%	84,332	35%	72,455	32%
Total revenue	$82,702	100%	$77,250	100%	$245,403	100%	$226,224	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 9 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of September 30, 2024, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$1,790	$1,859	$5,805	$5,767
Right-of-use asset obtained in exchange for operating lease liability	$229	$86	$2,369	$365

In February 2024, an existing operating lease was modified due to a reduction of square footage at one of the Company's offices. The result of this modification was an increase in the related right-of-use asset of $2.1 million, an increase in the corresponding lease liability of $1.4 million, and a noncash gain of $0.7 million recorded as a reduction of the lease cost within cost of revenue and operating expenses. In connection with the lease modification, the Company also recorded a loss on disposal of assets of $0.8 million which is included in other income (expense), net in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

In January 2023, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1.0 million.

As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2024	$1,948
2025	4,136
2026	3,914
2027	3,809
2028	3,862
2029	3,913
Thereafter	14,486
Total operating lease payments	36,068
Less: Imputed interest	(7,996)
Total operating lease liabilities	$28,072

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$235	$(13,868)	$(18,508)	$(46,159)
Denominator:
Weighted average shares (basic)	47,231	46,225	47,038	46,084
Dilutive effect of potential common shares	107	—	—	—
Weighted average shares (diluted)	47,338	46,225	47,038	46,084
Basic income (loss) per share	$—	$(0.30)	$(0.39)	$(1.00)
Diluted income (loss) per share	$—	$(0.30)	$(0.39)	$(1.00)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares were approximately 2.5 million and 1.4 million for the three months ended September 30, 2024 and 2023, respectively, and 1.9 million for the nine months ended September 30, 2024 and 2023. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares were 6.4 million and 5.8 million for the three months ended September 30, 2024 and 2023, respectively, and 6.5 million and 5.8 million for the nine months ended September 30, 2024 and 2023, respectively.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of September 30, 2024, 3,380,014 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2024 and December 31, 2023 (in thousands):

Award type	September 30, 2024	December 31, 2023
Restricted stock units (time-based)	2,731	2,767
Market stock units	439	358

During the three months ended September 30, 2024, the Company granted 77,191 RSUs (time-based) with a weighted average grant-date fair value of $19.90 per share.

During the nine months ended September 30, 2024, the Company granted 1,410,809 RSUs (time-based) with a weighted average grant-date fair value of $34.48 per share. The Company also granted 179,681 MSUs with a weighted average grant-date fair value of $39.95 to certain executive employees during the nine months ended September 30, 2024. These MSUs vest on January 31, 2027, and the actual number of MSUs that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the performance period, as defined by each award's plan documents or individual award agreements. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The weighted average assumptions used to value the MSUs granted during the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30, 2024
Volatility	51.24%
Risk-free interest rate	4.14%
Expected award life in years	2.90
Dividend yield	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive income (loss). The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation:
Cost of revenue	$1,177	$1,033	$3,396	$2,850
Operating expenses:
Selling and marketing (1)	675	2,992	6,740	9,023
Research and development (1)	898	2,817	6,543	7,840
General and administrative	4,521	4,091	13,540	11,876
Total included in operating expenses	6,094	9,900	26,823	28,739
Total share-based compensation expense	$7,271	$10,933	$30,219	$31,589
    (1) During the three months ended September 30, 2024, both sales and marketing expense, and research and development expense included a $1.3 million reversal of noncash share-based compensation expense, as certain performance criteria as a condition to vest is not expected to be met.

    At September 30, 2024, the Company had an estimated $78.2 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and nine months ended September 30, 2024, the Company issued 43,298 and 83,706 shares under the ESPP, respectively. As of September 30, 2024, 199,411 shares remain authorized and available for issuance under the ESPP. As of September 30, 2024, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of September 30, 2024 (in thousands):

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

The 2027 Notes mature on September 15, 2027, unless redeemed or converted in accordance with their terms prior to such date. The 2024 Notes matured on May 15, 2024 and the Company repaid the outstanding principal balance of $21.7 million during the second quarter of 2024.

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

Although the Exchange was not completed as of September 30, 2023, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2024 Notes subject to the Exchange, and therefore was required to be accounted for as an extinguishment transaction. This resulted in a $1.8 million loss on debt extinguishment recorded during the three months ended September 30, 2023 which was included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss). In addition, the Company concluded that the variability in the principal amount of the 2027 Notes to be issued in connection with the Exchange due to changes in stock price was a feature embedded in the restructured debt that was required to be accounted for as an embedded derivative and remeasured to fair value until settlement in October 2023. During the three months ended September 30, 2023, the Company recorded a derivative loss of $3.8 million which was included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss). The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price, interest rates and the value of the 2027 Notes, which represented level 2 in the fair value hierarchy.

As of September 30, 2024, the 2027 Notes are not yet convertible and their remaining term is approximately 36 months.

As of September 30, 2024 and December 31, 2023, the fair value of the outstanding principal amount of the Notes in the aggregate was $239.4 million and $320.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal	$266,816	$288,529
Debt premium, net of amortization	7,758	9,776
Debt issuance costs, net of amortization	(3,401)	(4,313)
Net carrying amount	$271,173	$293,992

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest	$1,501	$1,203	$4,576	$3,609
Amortization of debt issuance costs	289	294	913	1,040
Amortization of debt premium	(669)	—	(2,018)	—
Total	$1,121	$1,497	$3,471	$4,649

    Capped call transactions

In September 2020 and in May 2019, in connection with the offering of the 2027 and 2024 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of the Notes, and to effectively increase the overall conversion price of the 2027 Notes from $41.82 to $78.90 per share and, for the 2024 Notes, from $66.05 to $101.62 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of the Capped Call was $25.3 million and $16.4 million for the 2027 and 2024 Notes, respectively, and was recorded as part of additional paid-in capital. On May 15, 2024, the 2024 Notes matured and the Capped Call associated with the 2024 Notes expired unexercised. The expiration of the 2024 Notes Capped Call did not have an impact on the unaudited condensed consolidated financial statements.

In August 2023, in connection with the Exchange, the Company entered into additional capped call transactions (the “Additional Capped Call”) with certain option counterparties. The Company agreed to pay a premium to the option counterparties for the Additional Capped Call for an amount to be determined based on the volume-weighted average trading price of the Company’s common stock over a thirty-day reference period beginning August 24, 2023. The conversion price of the Additional Capped Call is the same as the 2027 Notes Capped Call above. Initial funding of the Additional Capped Call occurred in the third quarter of 2023. The Additional Capped Call had a deferred premium component indexed to the Company's stock price and required to be settled in cash, and therefore the Additional Capped Call was a derivative instrument that, at inception, did not meet the qualifications for equity classification. During the three months ended September 30, 2023, the Company recorded a derivative loss of $0.5 million, which was included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss). The estimated fair value was determined based on valuation methods using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, and other unobservable inputs such as volatility, which represented level 3 in the fair value hierarchy. On October 10, 2023, the Company settled the deferred premium on the Additional Capped Call resulting in a final value of $22.2 million. Once the deferred premium was settled, the instrument met the requirements for equity classification and the Company reclassified the Additional Capped Call to additional paid-in capital.

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

Purchase commitments

The purchase commitments consist of agreements to purchase goods and services entered into the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of September 30, 2024 (in thousands). The table below includes a multi-year contract with an obligation to spend $105.4 million by November 2026. The timing of the related payments presented below is based on management's estimate as to when those contractual commitments will be satisfied.

Year Ending December 31,	Amount
Remaining 2024	$7,342
2025	50,287
2026	54,326
2027	1,146
2028	1,226
2029	1,226
Thereafter	—
Total	$115,553

10. Severance and Other Related Costs

In the first quarter of 2023, the Company made certain organizational changes and incurred approximately zero and $3.6 million of severance, employee benefits, outplacement and related costs during the three and nine months ended September 30, 2023, respectively. These costs were recorded primarily as operating expenses in the unaudited condensed consolidated statements of comprehensive income (loss), mainly research and development, and sales and marketing. During the three and nine months ended September 30, 2023, cash payments of $0.1 million and $3.9 million, respectively, were recorded for the incurred costs. The Company settled the remaining accrued expense within 2023.

11. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income, net	1,507	2,086	4,825	5,867
Foreign currency (loss) gain, net	(170)	(238)	(934)	(700)
Loss on derivatives (1)	—	(4,343)	—	(4,343)
Loss on debt extinguishment (1)	—	(1,779)	—	(1,779)
Other (2)	194	(14)	(579)	(91)
Total other income (expense), net	$1,531	$(4,288)	$3,312	$(1,046)
(1) Losses were recognized in connection with the Notes Exchange, see Note 8.
(2) Includes loss on disposal of assets of $0.8 million related to a lease modification in the first quarter of 2024, see Note 5.

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

Q3 2024 Financial Overview

In the third quarter of 2024, we continued to grow our subscription revenue, increasing subscription revenue by 12% and 14% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Total revenue increased by 7% and 8% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

For the three and nine months ended September 30, 2024, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 85% and 84% of total revenue, respectively. Our gross revenue retention rates remained above 93% during the twelve months ended September 30, 2024.

In the third quarter of 2024, we continued to improve on our profitability metrics. Our subscription gross profit margin was 78% for the three and nine months ended September 30, 2024 as compared to 76% and 75% for the three and nine months ended September 30, 2023, respectively.

Cash provided by operating activities was $3.4 million for the nine months ended September 30, 2024 as compared to cash used in operating activities of $4.0 million for the nine months ended September 30, 2023. The improvement was primarily due to a significant reduction in our net loss.

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Geopolitical and Macroeconomic Environment. The companies we serve continue to navigate a challenging geopolitical, macroeconomic and regulatory environment impacted by geopolitical conflicts, including the Russia-Ukraine and Middle East conflicts, continued inflation, changing interest rates, supply chain disruptions, tight labor markets, pricing volatility, rapid new regulations, and other local and regional macroeconomic conditions. Uncertain macroeconomic, regulatory and industry conditions in the geographies where we operate create a continued challenging selling environment for enterprise technology deployments, including in some cases more complex customer review and approval cycles. For example, AI regulation, such as the EU AI Act, creates uncertainty and increases scrutiny by companies adopting AI, even where the AI utilized is compliant with applicable regulations. Despite this environment, we remain confident in our ability to help our customers drive profitable growth by optimizing their shopping and selling experiences. For example, pricing volatility and inflation can be meaningful catalysts for demand for our AI-driven price optimization and management solutions. We believe in the near term that new customers will continue to emphasize smaller scope initial purchases and fast return on their investments. We believe this emphasis will require solid execution by our teams to capitalize on these demand drivers.

•Profitable Growth as a Priority. We continue to focus on our multi-year profitability progress by investing in a disciplined manner to drive revenue growth, increase operating margins and cash from operations and support our long-term initiatives. This includes investments designed to accelerate our customer time-to-value, improve efficiency and operations, further leveraging AI in our business operations, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease long-term as we increase our revenues and continue to improve our profitability.

•Artificial Intelligence. The rapidly evolving market interest in generative AI and associated interest in all aspects of AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging AI. For example, companies use AI to extract insights from their data, improve and customize their offerings, and drive process and operating efficiencies. Our AI-powered solutions enable buyers to move fluidly and with personalized experiences across our customers’ sales channels, and our digital offer marketing solutions help our customers drive their buyers directly into their direct selling channels. The pace of change across industries helps fuel demand for our solutions as businesses look to replace manual processes with AI. We have utilized AI in our solutions for years and our deep experience in AI continues to influence our category-leading solutions. For example, our current AI uses a neural network to improve prediction accuracy. We are also utilizing and considering new ways to expand AI use in our own business operations to drive efficiencies, improve knowledge management, gain insights and increase productivity.

•Travel Industry Dynamics. The travel industry continues to recover from the unprecedented disruption caused by the pandemic with global air passenger traffic exceeding pre-pandemic levels during 2024. Demand for air travel remains strong, and the airline industry is working to reestablish equilibrium in light of aircraft delivery issues and operational, cost and supply chain challenges. Airlines are increasingly recognizing the importance of competing for customers based on the total travel experience, while also improving financial performance. In some cases, this includes a renewed focus on revenue management systems. We believe our other solutions are also well-positioned, particularly as airlines look to enhance their digital marketing, booking capabilities, and ancillary offerings. However, operational challenges within the airline industry continue to impact sales cycles and approval processes.

•Digital Purchasing Driving Technology Adoption. We believe the long-term trends toward digital purchasing by both consumers and corporate buyers drives demand for technology that provides fast, frictionless and distinctive buying experiences across direct sales, partner, online, mobile and emerging channels. Buyers often prefer to conduct their own research rather than rely primarily on sales representatives, and tend to make purchases online once they have decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology to enhance their ability to capture a greater percentage of bookings and provide direct offers through their own channels such as their websites. We believe companies increasingly compete based on customer experience and must adopt technologies which power consistent offers and experiences across sales channels.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	81%	78%	80%	77%
Maintenance and support	4	6	4	7
Total subscription, maintenance and support	85	84	84	83
Services	15	16	16	17
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	19	18	19
Maintenance and support	2	2	2	3
Total cost of subscription, maintenance and support	20	21	20	21
Services	15	16	15	17
Total cost of revenue	34	37	35	38
Gross profit	66	63	65	62
Operating Expenses:
Selling and marketing	24	26	27	31
Research and development	25	29	27	29
General and administrative	16	18	18	19
Total operating expenses	66	73	72	79
Convertible debt interest and amortization	(1)	(2)	(1)	(2)
Other income (expense), net	2	(6)	1	—
Income (loss) before income tax provision	1	(18)	(7)	(20)
Income tax provision	—	—	—	—
Net income (loss)	—%	(18)%	(8)%	(20)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Subscription	$67,068	$59,987	$7,081	12%	$197,017	$173,260	$23,757	14%
Maintenance and support	3,361	4,693	(1,332)	(28)%	10,341	15,498	(5,157)	(33)%
Total subscription, maintenance and support	70,429	64,680	5,749	9%	207,358	188,758	18,600	10%
Services	12,273	12,570	(297)	(2)%	38,045	37,466	579	2%
Total revenue	$82,702	$77,250	$5,452	7%	$245,403	$226,224	$19,179	8%

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

Services revenue. During the three months ended September 30, 2024, services revenue decreased mainly due to the completion of several large implementations during the third quarter of 2023. During the nine months ended September 30, 2024, services revenue increased primarily as a result of higher sales of professional services to our existing customers.

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

Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of subscription	$14,470	$14,510	$(40)	—%	$43,653	$42,662	$991	2%
Cost of maintenance and support	1,698	1,769	(71)	(4)%	5,311	5,927	(616)	(10)%
Total cost of subscription, maintenance and support	16,168	16,279	(111)	(1)%	48,964	48,589	375	1%
Cost of services	12,130	12,185	(55)	—%	36,986	37,988	(1,002)	(3)%
Total cost of revenue	28,298	28,464	(166)	(1)%	85,950	86,577	(627)	(1)%
Gross profit	$54,404	$48,786	$5,618	12%	$159,453	$139,647	$19,806	14%

Cost of subscription. Cost of subscription remained relatively unchanged for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. During the nine months ended September 30, 2024, cost of subscription increased primarily due to higher infrastructure costs to support the growth in our current subscription customer base and higher employee-related costs primarily due to an increase in headcount. These increases were partially offset by decreases in amortization expense for intangible assets and internal-use software expense. Our subscription gross profit percentages were 78% for the three and nine months ended September 30, 2024, and 76% and 75% for the three and nine months ended September 30, 2023, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower personnel costs as our maintenance customer base has decreased primarily due to migrations to our subscription solutions. Maintenance and support gross profit percentages were 49% for the three and nine months ended September 30, 2024, and 62% for the three and nine months ended September 30, 2023. Gross profit percentages decreased in 2024 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being partially fixed.

Cost of services. Cost of services remained relatively unchanged for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. During the nine months ended September 30, 2024, cost of services decreased primarily due to a decrease in contract labor and other non-employee related costs. Services gross profit percentages were 1% and 3% for the three months ended September 30, 2024 and 2023, respectively, and 3% and (1)% for the nine months ended September 30, 2024 and 2023, respectively. Services gross profit percentages vary period to period depending on different factors, including the level of professional services required to implement our solutions, the utilization of our employees and our effective man-day rates.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Selling and marketing	$20,074	$20,324	$(250)	(1)%	$66,293	$71,214	$(4,921)	(7)%
Research and development	21,081	22,205	(1,124)	(5)%	67,280	66,343	937	1%
General and administrative	13,218	14,099	(881)	(6)%	43,335	42,083	1,252	3%
Total operating expenses	$54,373	$56,628	$(2,255)	(4)%	$176,908	$179,640	$(2,732)	(2)%

Selling and marketing expenses. During the three months ended September 30, 2024, selling and marketing expenses decreased primarily due to a decrease in employee-related costs and was partially offset by increases in travel expenses, consulting and other non-employee related costs. Employee-related costs declined primarily due to a $1.3 million reversal of noncash share-based compensation expense, as certain performance criteria as a condition to vest is not expected to be met.

During the nine months ended September 30, 2024, selling and marketing expenses decreased primarily due to a decrease in employee-related costs. Employee-related costs declined primarily due to noncash share-based compensation expense, as the EveryMundo equity consideration vested in November 2023, and severance expenses incurred during the prior year. The decrease was partially offset by an increase in travel expenses.

Research and development expenses. During the three months ended September 30, 2024, research and development expenses decreased primarily due to a decrease in employee-related costs. Employee-related costs declined primarily due to a $1.3 million reversal of noncash share-based compensation expense, as certain performance criteria as a condition to vest is not expected to be met.

During the nine months ended September 30, 2024, research and development expenses increased primarily due to higher headcount and an increase in contract labor, partially offset by a decrease in noncash share-based compensation expense as the EveryMundo equity consideration vested in November 2023.

General and administrative expenses. General and administrative expenses decreased primarily due to a one-time recoupment of professional fees of $0.8 million for the three months ended September 30, 2024 as compared to the same period in 2023. During the nine months ended September 30, 2024, general and administrative expenses increased primarily due to higher employee-related expenses, mainly noncash share-based compensation expense, and was partially offset by a one-time recoupment of professional fees.

Non-operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Convertible debt interest and amortization	$(1,121)	$(1,497)	$376	(25)%	$(3,471)	$(4,649)	$1,178	(25)%
Other income (expense), net	$1,531	$(4,288)	$5,819	(136)%	$3,312	$(1,046)	$4,358	(417)%

Convertible debt interest and amortization. Our convertible debt expense consists of coupon interest and amortization of debt premium and debt issuance costs attributable to our Notes. The decrease in expense was attributed to the exchange of approximately 85% of outstanding convertible notes due in May 2024 for newly issued convertible notes now due in September 2027. See Note 8 for more information.

Other income (expense), net. The change in other income (expense), net was primarily related to a $4.3 million derivative loss and a $1.8 million loss on debt extinguishment related to the convertible notes exchange recorded in the third quarter of 2023. See Note 8 for more information. The change also included a decrease due to lower interest income during the periods as well as the impact of foreign currency fluctuations.

Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Effective tax rate	47%	(2)%	n/a	n/a	(5)%	(1)%	n/a	n/a
Income tax provision	$206	$241	$(35)	(15)%	$894	$471	$423	90%

Income tax provision. The tax provision for the three and nine months ended September 30, 2024 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was 47% and (2)% for the three months ended September 30, 2024 and 2023, respectively, and (5)% and (1)% for the nine months ended September 30, 2024 and 2023, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates was due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At September 30, 2024, we had $140.6 million of cash and cash equivalents and $44.2 million of working capital as compared to $168.7 million of cash and cash equivalents and $37.3 million of working capital at December 31, 2023. The decrease in cash and cash equivalents was primarily related to the repayment of the outstanding principal of our 2024 Notes of $21.7 million, which matured in May 2024.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$3,370	$(3,967)
Net cash used in investing activities	(840)	(2,281)
Net cash used in financing activities	(30,930)	(28,269)
Effect of foreign currency rates on cash	217	(30)
Net change in cash, cash equivalents and restricted cash	$(28,183)	$(34,547)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $3.4 million. The improvement was primarily due to a significant reduction in our net loss.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.8 million. The decrease was mainly due to higher capital expenditures in 2023, primarily related to a third-party software license renewal.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $30.9 million. The increase of $2.7 million year-over-year was primarily due to the $21.7 million repayment of our 2024 Notes as they matured in May 2024 and higher tax withholding payments of $4.5 million related to the vesting of employee share-based awards. The increase was partially offset by decreases attributable to a $22.8 million purchase of capped call in 2023 in connection with the convertible notes exchange, and $0.8 million of debt issuance costs associated with the execution of our Credit Agreement in 2023.

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

Contractual Obligations and Commitments

See Note 9 above for information on our contractual obligations and commitments.

Credit facility

As of September 30, 2024, there were no outstanding borrowings under our Credit Agreement. As of September 30, 2024, $0.5 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, we recorded an insignificant amount of amortization of debt issuance costs which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on our evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408(a):

On September 11, 2024, Scott Cook, our Chief Accounting Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 15,000 shares of our common stock. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2024.

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

PROS HOLDINGS, INC.

October 29, 2024	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2024	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)