Form 10-K
period 2024-12-31
PROS Holdings, Inc.
filed 2025-02-12
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐      No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,296,516,929 as of June 30, 2024 based upon the closing price for the registrant’s common stock on the New York Stock Exchange. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
47,567,581 shares of common stock were issued and outstanding as of February 6, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2025 Annual Stockholders Meeting (the "2025 Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

1

PROS Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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
Part I
Item 1. Business
Overview

    PROS provides software solutions that optimize shopping and selling experiences for both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals in more than 80 countries. Our solutions leverage proprietary artificial intelligence ("AI") and automation to help drive profitable growth at scale by enabling fast, frictionless and personalized transactional experiences across diverse go-to-market channels. We manage updates and upgrades for software deployed on the PROS Platform, offer standard configurations tailored to the industries we serve, and provide services to configure our solutions to meet specific customer needs. As a result, our customers benefit from rapid access to innovation and can continuously adapt to evolving market demands.

Our Solutions

Our cloud-based software solutions are built on a unified platform and delivered as software-as-a-service ("SaaS"), equip companies with AI-driven predictive and prescriptive guidance to deliver real-time customized offers and prices to help drive profitable growth. Our core focus areas include price optimization and management, configure price quote ("CPQ"), airline revenue optimization, airline distribution and retail, and digital offer marketing. Leveraging decades of operational data science research, our advanced machine learning and unique dynamic AI capabilities incorporate our research expertise in dynamic pricing, demand and margin forecasting, neural networks, optimization, cost modelling and reinforcement learning.

The PROS Platform is designed to help businesses create, optimize and market available offers and handle orders through both first- and third-party digital channels. The PROS Platform supports daily decision-making and strategic planning. For example, the PROS Platform enables cross functional collaboration to quickly create customer offers and expedite deal closures while improving sales efficiency and enhancing internal compliance. The PROS Platform is designed for high performance, scalability, availability and security to help improve sales cycle times, visibility, profit margins and customer engagement by aligning sales and pricing strategies across channels. The PROS Platform is comprised of the following solutions:

PROS Smart Price Optimization and Management enables businesses to optimize, customize and align pricing across complex B2B and B2C go-to-market channels in dynamic and competitive markets to help drive revenue growth, recover margin leakage, accelerate quote turnaround times, manage rebates and improve win-rates. This comprehensive pricing solution provides a unified source for price management, coordination and strategy to harmonize pricing and enhance price consistency and attainment. This solution leverages formulaic strategies with real-time or conditional data to keep pricing up-to-date with market demands, and also provides business-relevant analytics to explain AI-driven recommendations. PROS Real-Time Pricing Engine replaces static price lists with dynamic, on-demand pricing tailored to real-time market conditions. Our AI-powered algorithms provide market-relevant price guidance, dynamically refining prices in response to changing market conditions and buyer behavior. This predictive and prescriptive price guidance tailors pricing for each unique buying scenario.

PROS Smart Configure Price Quote enables users to discover and customize product recommendations, configure products, manage approvals, optimize pricing, generate professional proposals and digitally collaborate with their customers on quotes. This solution leverages AI and machine learning to empower businesses to tailor offers for each buyer across sales channels. Smart CPQ helps improve sales productivity at scale, accelerate deal velocity and support diverse selling scenarios, including spot-order purchases, subscription orders and maintenance of negotiated sales agreements. Businesses can also integrate Smart CPQ into their eCommerce portals, empowering end users to self-serve accurate, tailored quotes.
PROS Airline Revenue Optimization solutions enable airlines to drive revenue and profit-maximizing business strategies through the application of advanced forecasting, optimization technologies and decision-support capabilities. These solutions are designed to empower airlines to quickly adapt to changing market conditions, differentiate strategies by market and sales channel, monitor pricing and revenue management performance, and increase customer loyalty by providing the right products and services at the right time. Our Airline Revenue Optimization suite of products includes:
•PROS Airline Revenue Management delivers algorithmic forecasting and network optimization to determine optimal capacity levels and manage booking class inventory at the flight/network level.
•PROS Airline Real-Time Dynamic Pricing™ computes booking class availability and seat prices in real time across channels, while keeping rules, fares and other data in sync.
•PROS Dynamic Ancillary Pricing provides an AI-based reinforcement learning algorithm to determine optimal prices for ancillary services such as seat selection, baggage fees and other services.
•PROS Airline Group Sales Optimizer enables airlines and their travel agent partners to create and manage group bookings, contracts, policies and payments in one location.
•PROS Corporate Sales enables airlines to create commercial agreements with their corporate customers, by allowing businesses self-service and direct interaction with airlines in the digital creation of corporate travel agreements.

PROS Airline Distribution and Retail solutions enable airlines to become better direct retailers by increasing their control and flexibility over how they sell and distribute offers through scalable shopping, booking and merchandising capabilities to design and distribute offers. The solutions are powered by proprietary algorithms, compliant with industry pricing and distribution standards and entirely passenger service system independent. Our Airline Distribution and Retail suite of products includes:
•PROS Dynamic Offers powers airlines’ shopping, pricing and repricing by delivering offers to travelers across airlines’ sales channels. Dynamic Offers is comprised of several key offer management capabilities including ancillary merchandising, bundling and omni-channel distribution designed to comply with International Air Transport Association ("IATA") New Distribution Capability ("NDC") data transmission standards.
•PROS Digital Retail offers a configurable end-to-end solution to optimize the traveler experience from inspiration to post-trip. With this solution, airlines can increase conversion rates and upsell opportunities while having the flexibility and control to optimize user interface across their internet booking engine and mobile application.

PROS Digital Offer Marketing solutions provide performance content management and search engine marketing tools that enable businesses in the travel industry to drive their customers directly into their direct selling channels, helping create superior brand experiences and foster customer loyalty. Our Digital Offer Marketing solutions include:
•airTRFX allows airlines to launch and manage digital marketing campaigns by generating digital landing pages for every route, origin and destination in an airline's network with relevant fares and a wide range of local languages.
•airModules provides airlines flight search displays with relevant fares for digital advertising, including histograms, mosaics, carousels and maps.
•airWire displays dynamic fares and content powered by user-search data independent of third-party intermediaries.
•airSEM provides airline specific search engine marketing tools designed to help build, launch and manage ad campaigns with real-time fares in ad copy.

Our Industry

Rapidly changing markets and evolving buyer expectations make it increasingly challenging for companies to compete and grow. We believe that market forces, including increasingly dynamic and complex business models, the continued growth of eCommerce, inflation, supply and demand volatility, and ever-increasing volumes of enterprise and market data, will increase demand for software solutions that enable companies to dynamically configure, price and sell their products and services across buyer channels with speed, precision and consistency. We believe the market for solutions using AI and machine learning that can drive profitable revenue growth is large, growing and spans most major industries.

Technology

Our high-performance software architecture supports real-time, high-volume transaction processing and enables us to handle the complex and demanding processing requirements of sophisticated global enterprises, including those who require sub-second response times. We generally provide our cloud services via cloud computing platform partners who offer Infrastructure-as-a-Service ("IaaS") and Platform-as-a-Service ("PaaS"). Using cloud computing platform partners and their globally distributed infrastructure provides us flexibility to service customers around the globe at scale.

Sales, Marketing and Customer Success

    Focusing on our land-realize-expand approach to building our customer relationships, we sell and market our software primarily through our direct global sales force and indirectly through go-to-market partners, resellers and system integrators. Our marketing activities consist of programs designed to build awareness of our solutions, generate sales leads and accelerate sales opportunities. We host an annual customer conference, Outperform, where we invite our customers and prospects to learn about best practices from thought leaders, executives and other practitioners in using technology to compete in the digital economy, hear about our latest innovations and network with peers across industries. Our customer success team works closely with customers to ensure our solutions deliver value, promoting satisfaction and retention.
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
Maintenance and Support

We support customers maintaining on-premises software licenses purchased prior to 2015 through maintenance and support contracts. Revenue from maintenance and support services has continued to decline, largely as a result of existing maintenance customers migrating to our cloud solutions.

Customers

We sell our solutions to customers across many industries, including automotive and industrial manufacturing and distribution, transportation and logistics, chemicals and energy, food and consumables, healthcare, insurance, technology and travel. Our customers are generally large corporate enterprises, many with a global footprint, or medium-sized businesses, although we also have customers that are smaller in scope of operations. In 2024, we had no single customer that accounted for 10% or more of our revenue. Our customers are also geographically diverse, as approximately 66% of our total revenue for the year ended December 31, 2024, came from customers outside the U.S.

Competition

The markets for our solutions are highly competitive, fragmented, rapidly evolving, and subject to changing technology, shifting customer needs, and introductions of new products and services. Due to the breadth of the business problems we solve, we compete with solutions from a number of both large and small companies, including industry specific software, pricing solutions, CPQ solutions, revenue management solutions, airline offer marketing, and airline retail, shopping and merchandising solutions, all of which deliver only a part of the functionality of our competing offerings. Large enterprise application providers have offerings that include functionality that competes against part of our Platform. We also compete against solutions developed internally by individual businesses, which generally include some combination of spreadsheets, manual processes, external consultants and internally developed software tools.

We believe the principal competitive factors in our markets include:
•breadth and depth of product and service offerings, including functionality, performance, product architecture, configurability, data security, reliability and scalability;
•strength of AI and real-time capabilities;
•price, return on investment and total cost of ownership;
•speed to deploy and ease of use;
•brand awareness, industry vision and leadership, and reputation;
•depth of expertise in AI, machine learning, data and pricing science;
•ability to handle large data volumes at scale;
•applicability for all current and expected selling channels;
•size and composition of customer base;
•ability to integrate with enterprise infrastructure and third-party applications; and
•industry domain expertise and functionality.
We believe that we compete favorably based on these factors. Some of our competitors also compete by bundling their applications with other enterprise applications and we expect this to continue in the future. We believe our competition will continue to increase as we expand into adjacent market segments.

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

Research and Development

We believe innovation is the foundation of our business and our ability to compete successfully depends on our continued ability to provide timely and competitive products as technology advances. We continue to invest in research and development to enhance our existing solutions and develop new solutions. For example, we believe PROS pioneered using neural network technology to drive hyper-tailored price recommendations. In fiscal 2024 and 2023, we incurred research and development expenses, net of capitalized internal-use software cost, of $89.7 million and $89.4 million, respectively, which includes investments in our product management, user experience, product development and science and research groups. We conduct research and development activities in various domestic and international locations and also utilize third-party contractors in various countries. We also employ data scientists, many of whom are Ph.D.'s, to advance our innovation and interact with our customers, product development, sales, marketing and services teams to help keep our science efforts relevant to real-world demands.

Human Capital Resources

We believe we must attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our high ethical standards. We believe that our commitment to innovation begins with creating an environment where our employees can thrive and reach their full potential. To accomplish this, we offer competitive total rewards, promote diversity, equity, inclusion and invest in ongoing employee learning, development, health and welfare. Oversight of our approach to, and investment in, human capital resources is a key governance matter for our Board of Directors ("Board"). Directly, and through its Compensation and Leadership Development Committee, the Board engages regularly with management on human capital matters. As of December 31, 2024, we had 1,501 full-time personnel, which included 1,343 employees and 158 outsourced personnel. Our team spans 15+ countries, reflecting various backgrounds, ages, gender identities and ethnicities.

Culture. Our values and culture are embedded in everything we do. We proactively strive to maintain and improve our collaborative and open culture, including through regular employee, people leader and management communication, team events and employee surveys. We use insights from employee feedback to inform our human capital resources plans. In 2024, we were proud to be recognized as a Great Place to Work® across six countries, US News Best Companies to Work for, and US News Best in IT, Software and Services. We encourage you to visit our website for more information regarding our human capital programs and initiatives.

Total Rewards. We require a talented workforce to drive innovation, operational excellence and long-term stockholder value. We believe that employees should be paid fairly for what they do and how they do it, regardless of their gender, race or other personal characteristics, and we constantly strive for pay parity. We define pay parity as compensating employees in the same job and location fairly regardless of their gender or ethnicity. To attract and retain a talented workforce, we provide total rewards programs, practices and policies designed to be market-competitive, developed through benchmarking and consideration of other relevant factors such as an employee’s role, skills, experience, job location and performance. We have invested in analysis and transparency to demonstrate our commitment to fair compensation and opportunity.

Our human resources management philosophy goes beyond traditional compensation and benefits. We design our total rewards to meet the needs of the whole person, not just the employee, recognizing that life events and circumstances that occur outside of work may impact what happens at work. We invest in employee mental health and wellness programs and provide a trusted time off approach in the U.S. to give employees more flexibility and control over their schedules.

Diversity and Inclusion. We believe diversity, equity and inclusion ("DEI") drive innovation and ownership. Our commitment to diversity and inclusion starts at the top with a skilled and diverse Board which provides oversight of our human capital resources efforts, including our DEI programs and initiatives. As of December 31, 2024, the majority of our Board was comprised of either female and/or ethnically diverse directors, with both female and ethnically diverse representation on our Board for more than 10 years. As of December 31, 2024, women represent 37% of our global employees, and in the U.S., more than 58% of our employees represent minority groups, with underrepresented minorities (defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing 31% of our U.S. employees.

We strive to maintain a working environment that celebrates diverse perspectives, cultures and experiences, and we invest in programs to engage our employees, including inclusion and harassment prevention training. We have a heritage of fostering inclusion and belonging, awareness and education, and social interaction and camaraderie through our employee resource groups. Sponsored by PROS, these employee-led groups are open to any interested employee and create spaces for our people to connect from all walks of life, grow together and build relationships and community. Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at pros.com/about-pros/diversity-and-inclusion.

Hybrid Work. We embrace a hybrid work model designed to create an inclusive employee experience that balances in-person collaboration to drive innovation with flexibility in work locations and schedules. Our approach considers the needs of our business, individual teams and employees. We take an integrated approach to helping our employees manage work and personal responsibilities, with a strong focus on employee physical and mental health. We offer company-wide initiatives to assist our employees, including productivity, mental and physical health programming, and periodic recharge days.

Learning and Development. We believe that continuous learning cultivates innovation and that the development of our most important assets, our people, is foundational to fulfill our mission. We regularly invest in our employees’ career growth and provide our employees opportunities for training on a wide range of skills designed to help them be more effective in their current and future roles. Because the development of our employees and next generation of leaders is critical to our long-term success, we offer leadership development training and mentorship opportunities for all employees. We also annually engage in a comprehensive talent evaluation and succession planning process, including manager evaluations of all employees and detailed succession planning for all director and above roles with Board oversight over succession planning for senior management and other key roles.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.pros.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC at www.sec.gov. Our website and any other websites referenced herein, and the information that can be accessed through such websites, are not part of this report nor incorporated by reference into this filing. References to website URLs are intended to be inactive textual references only.

Annual CEO Certification

Pursuant to Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, on May 23, 2024, we submitted to the NYSE an annual certification signed by our Chief Executive Officer ("CEO") certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

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

We have been and will continue to be a target for cybersecurity attacks because we store, process and transmit confidential, proprietary and other sensitive information for both our customers and our own operations. Despite our implementation of security measures and controls designed to prevent, mitigate, eliminate or alleviate known security vulnerabilities, our systems and those of third parties upon whom we rely have been and will continue to be subject to cybersecurity attacks designed to impede the performance of our products, penetrate our network or cloud platform security, our internal systems or that of our customers, misappropriate proprietary information or cause interruptions to our services. There are many cybersecurity threat actors, including cyber criminals with financial motives and sophisticated nation-state actors. Events have occurred and may occur in the future due to human error, fraud or malice on the part of employees, contractors or other third parties. Cybersecurity events can occur in many different forms, including data theft, data corruption, data loss, unauthorized access, mishandling of customer, employee and other confidential data, computer viruses, ransomware or malicious software programs or code, advanced persistent threat intrusions by inside actors, threat actors or other third parties, supply-chain attacks, social engineering attacks targeting our employees (“phishing”), fraud (including threat actors applying for employment to gain credentials), web application and infrastructure attacks, denial of service and other similar disruptive events (each a “Cybersecurity Event”). We use third-party and public-cloud infrastructure providers, such as Microsoft Azure, IBM, Amazon Web Services ("AWS") and others, and we are dependent on the security measures of those third parties to protect against Cybersecurity Events. We have experienced and may experience in the future Cybersecurity Events introduced through the tools and services we use. Our ability to monitor third-party service providers' data security is necessarily limited, and attackers may be able to circumvent our third-party service providers' data security measures. There have been and may be in the future significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our Platform.

In the normal course of our business, we experience Cybersecurity Events that, to date, we believe have been typical for a SaaS company of our size. However, despite implementing security measures, there is no guarantee of preventing or mitigating a Cybersecurity Event. Cybersecurity attacks have in the past, and may again in the future, impede the performance of our products, penetrate the security of our network, cloud platform and other internal systems, or that of our customers, misappropriate proprietary information or cause interruptions to our services. Given the novel and sophisticated ways that threat actors engage in cybersecurity attacks, the security measures implemented by us and by our third-party service providers cannot provide absolute security, and there can be no assurance that such security measures will be effective against current or future security threats.

The scale and number of cybersecurity attacks continue to grow rapidly, and the methods and techniques used by threat actors change frequently, and may not be recognized until launched or for an extended period of time thereafter. These threats continue to evolve in sophistication and are difficult to detect and predict due to advances in electronic warfare techniques and AI, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. Cybersecurity attacks have become more prevalent against SaaS companies generally, have increased as more individuals work remotely and have also increased due to political uncertainty and geopolitical and regional conflicts. As a result, we and our third-party service providers are subject to heightened risks of Cybersecurity Events from nation-state actors or other third parties leveraging tools originating from nation-state actors, and potentially exposing us to new complex threats. We may be unable to anticipate these techniques or implement adequate preventative or remediation measures in a timely manner, if at all, even when a vulnerability is known. We and our third-party providers may not be able to address vulnerabilities prior to experiencing a Cybersecurity Event.

We may incur significant costs and liability in the event of a breach. We may also be required to, or find it appropriate to, expend substantial capital and other resources to remediate or otherwise respond to problems caused by any actual or perceived breaches or Cybersecurity Events. Cybersecurity Events impacting us or our service providers have in the past, and could in the future, result in interruptions and delays in certain services. These incidents and interruptions could lead to cessation of service and loss of existing or potential customers, loss of confidence in the security of our solutions and services, damage to our reputation, negative impact to our future sales, disruption of our business, increases to our information security costs, unauthorized access to, and theft, loss or disclosure of, our and our customers’ proprietary and confidential information (including personal data), litigation, governmental investigations and enforcement actions (including fines or other actions), increased stock price volatility, significant costs related to indemnity obligations, legal liability and other expenses, and material harm to our business, financial condition, cash flows and results of operations. For example, in the event of a ransomware attack, it could be difficult to recover services that are the subject of the ransomware attack and there can be no guarantee as to the timing or completeness of any such recovery. These costs may include liability for stolen assets or information, remediation of system damage, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We cannot ensure that our commercial insurance will be available or sufficient to compensate us for all costs we may incur as a result of a Cybersecurity Event, and if we made significant insurance claims, our ability to obtain comparable insurance in the future may be impaired or only available at significantly increased cost.

There can be no assurance that future Cybersecurity Events will not be material to our business operations, financial condition, cash flows and results of operations.

Current and future economic and geopolitical uncertainty and other unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in the global economy or conditions in the industries we serve. General macroeconomic conditions impacted by inflation, increased cost of capital, supply chain disruptions, fluctuations in currency exchange rates, and recession risks in major economies, and geopolitics, including armed conflicts, affect the business climate in which we operate. Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Deterioration in the economy, regardless of causes, can negatively impact demand for our solutions and make it difficult to accurately forecast and plan our future business activities. Geopolitical tension and armed conflicts, including the Russia-Ukraine war and hostilities in the Middle East, have had, and continue to have, an adverse impact on the global economy, including supply chain disruptions, inflation and capital and commodity markets volatility. In addition, the expansion of tariffs on goods imported into the U.S., as well as responsive or related policies enacted in other countries, could negatively impact various international trading relationships, economies, inflation, and labor and currency markets. All of these risks and conditions could harm our future sales, business and operating results. Our business and operations could also be harmed and our costs could increase if our or our customers’ or other partners’ manufacturing, logistics or other operations, costs or financial performance are disrupted or adversely affected. While the ultimate scope and broader impact of the ongoing Russia-Ukraine and Middle East conflicts cannot be predicted, they have not had a material impact to date on our business or ability to operate. However, if these conflicts or other geopolitical tensions spark additional regional or wider conflicts, then additional risks may manifest themselves, including general geopolitical unrest, broader economic uncertainty, turmoil in certain financial markets, instability in the financial system, disruption to domestic and international travel, displacement of persons, disruption of supply chains, further inflation, increased cybersecurity threats and attacks, the possibility of military activity or risk of wider war.

Weakening economic conditions, regardless of the causes, have previously and could again adversely affect our prospects’ and customers’ buying behavior, including slower or reduced technology spending, decreasing customers' ability or willingness to purchase or continue to use our solutions, reducing the value, scope or duration of subscription contracts, or limiting their ability to pay amounts owed, all of which would adversely affect our operating results. Prolonged economic uncertainties relating to macroeconomic trends could limit our ability to grow our business and negatively affect our operating results.

We have experienced, and expect to continue to experience, increased operational and capital costs due to inflation. While the inflation rate eased in 2024, absolute costs remain elevated in certain markets. In response to ongoing inflationary concerns, the U.S. Federal Reserve and other central banks may, in 2025, delay further rate cuts or raise interest rates. As a result, market interest rates remain high and could rise further, increasing borrowing costs for us and our customers. Inflation and higher than recently historical interest rates could negatively impact our business if we are unable to achieve commensurate increases in the prices we charge our customers. Although we have taken measures to mitigate the impact of inflation and increased interest rates, if these measures do not continue to be effective, our business, financial condition, results of operations, cash flow, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

    Failure to increase business from our customers, sustain our historical renewal rates and/or capture customer IT spend could adversely affect our future revenue and operating results.

Many customers initially purchase one of our software solutions for a specific business segment, geographic location, or user group, and later add other solutions, business segments, geographic locations or users. Our subscription agreements are generally for an initial term of one to five years. These customers might not choose to renew, expand the scope of use for their existing software solutions or purchase additional software solutions for a variety of reasons, including, among others, changed priorities, elongated time to value, and competing solutions. When we launch new software solutions or features, our customers may not purchase these new offerings. If we fail to generate additional business from our existing customers, our revenue could grow at a slower rate or even decrease.

    We may not accurately predict future customer renewal rates, which can decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our services, changed customer priorities and budget cuts, perceived and actual time to value, our ability to continue to regularly add functionality, the reliability and performance of our subscription services, the prices of our services, the actual or perceived information security of our systems and services, mergers and acquisitions of our customers, reductions in our customers’ spending levels, or declines in customer activity as a result of customer bankruptcies, general economic downturns or financial market uncertainty. If our customers choose not to renew their subscription agreements with us, whether on favorable terms or at all, our business, operating results, cash flows and financial condition could be harmed.

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

Our cloud products are dependent upon third-party hardware, software and cloud hosting vendors, including Microsoft Azure, IBM Softlayer and AWS, many of which must interoperate for end users to achieve their computing goals. We utilize third-party data center hosting facilities, cloud platform providers and other service providers to host and deliver our subscription services as well as for our own business operations. We host our cloud products from data centers in a variety of countries. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they are vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss, telecommunications and human failures and similar events. They may also be subject to Cybersecurity Events, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite our failover capabilities, standard protocols and other precautions, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, disruptions to the hardware supply chain necessary to maintain these third-party systems or to run our business could impact our service availability and performance. These providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

The implementation of certain of our software solutions involve complex, large-scale projects that require substantial support operations, significant resources and reliance on factors beyond our control. For example, the success of certain of our implementation projects is dependent upon the quality and availability of data used by our software solutions and the commitment of customers’ resources and personnel to the projects. We may not be able to correct or compensate for weaknesses or problems in data or our customers’ lack of commitment in resources and personnel. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. Customers have in the past, and may again in the future, change requirements after project kick-off, delay projects, or otherwise decline to follow our recommended best practices during implementation projects. As a result, we may incur significant costs in connection with the implementation of our products and/or delay revenue recognition of software subscription revenue. Further, some implementations of our projects are carried out by third-party service providers, and we cannot control such implementations. If we, or a third-party service provider providing the implementation, are unable to successfully manage the implementation of our software solutions, and as a result those products or implementations do not meet customer needs, expectations or timeline, disputes with our customers can occur, our ability to sell additional products or secure a renewal of the customer’s subscription is impacted, and our business reputation and financial performance may be significantly harmed. If an implementation project for a large customer or a number of customers is substantially delayed or canceled, our ability to recognize the associated revenue and our operating results could be adversely affected.

If we fail to manage our cloud operations, we may be subject to liabilities and our reputation and operating results may be adversely affected.

We continue to experience substantial growth in the number of customers and data volumes serviced by our cloud infrastructure. While we have designed our cloud infrastructure to meet the current and anticipated future performance and accessibility needs of our customers, we must manage our cloud operations to handle changes in hardware and software parameters, spikes in customer usage and new versions of our software. We have experienced, and may again experience, system disruptions, outages and other cloud infrastructure performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal or external), spikes in customer usage, and other Cybersecurity Events. We may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service uptime level commitments for our products and response time commitments for certain of our products. If we are unable to meet the stated service uptime level or response time commitments, or if our solutions suffer extended periods of unavailability or performance problems, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, customers may delay or withhold payment to us and choose to terminate or not renew contracts, our reputation or our customers’ businesses may be damaged, we may lose future sales, and customers may make claims against us that could harm our subscription revenue, increase our provision for credit losses, increase collection cycles for our accounts receivable or lead to the expense and risk of litigation.

If we fail to protect our intellectual property adequately, our business may be harmed.

Our ability to successfully compete depends, in part, on our ability to protect our intellectual property. We rely on a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property. The rapid adoption of generative AI introduces additional risks to our intellectual property, particularly copyrighted material. Customers or third parties could potentially misappropriate our intellectual property, including by utilizing output from certain of our solutions to train competing AI models. The speed of development and adoption of AI may outpace our ability to monitor or prevent such misuse, exacerbating these risks. Additionally, changes to employment laws in the United States could further weaken our ability to protect our intellectual property. In April 2024, the U.S. Federal Trade Commission ("FTC") issued a sweeping ban on employee non-compete agreements, which we have historically used with a significant percentage of our employees to enhance the protection of our intellectual property. Although the FTC's ban has been vacated by a federal court, the outcome of appeal remains uncertain. If the injunction is overturned and the ban goes into effect, or if other jurisdictions implement similar restrictions, our ability to safeguard intellectual property through non-compete agreements would be significantly diminished, posing a material risk to our business. Moreover, certain U.S. states and countries in which we operate already restrict or prohibit the use of non-compete agreements, which has further limited our ability to fully protect our intellectual property as we have expanded our workforce footprint.

We may be required to spend significant resources to protect our intellectual property. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. The procurement and enforcement of certain intellectual property rights involves complex legal and factual considerations, and the associated legal standards are not always applied predictably or uniformly, can change, and may not provide adequate remedies. As a result, we cannot guarantee that the steps we take to protect our intellectual property will be sufficient. We may not be able to obtain or adequately enforce our intellectual property rights, and other companies may be better able to develop products that compete with ours. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand, competitive business position, business prospects, operating results, cash flows and financial condition.

Our use of third-party software creates dependencies outside of our control.

We use third-party software in our software solutions. If our relations with any of these third parties are impaired, or if we are unable to obtain or develop replacement software, our business could be harmed. There have been in the past, and may occur in the future, errors and other vulnerabilities in third-party software that we utilize and rely upon that impact the operation of our solutions. Defects attributable to third-party software are more difficult for us to correct because the software is not within our control and requires our team to quickly implement third-party patches or other workarounds. Accordingly, despite our monitoring, contingency planning and other efforts to mitigate potential impact, our business could be adversely affected in the event of any errors or other vulnerabilities in this software. There can be no assurance that these third parties continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

We have completed five acquisitions since 2013 and plan to continue to acquire other businesses, technologies and products to complement or enhance our existing business, solutions, services and technologies. We cannot provide assurance that the acquisitions we have made or may make in the future will provide us with the benefits or achieve the results we anticipated when entering into the transaction(s). In addition, we have in the past, and may in the future, enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. We have experienced, and may experience in the future, acquisition integration challenges including:

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

•unexpected expenses resulting from acquisitions; and

•potential unknown liabilities associated with acquisitions.

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

We are a global company headquartered in Houston, Texas with significant operations in Sofia, Bulgaria and personnel and operations in other U.S. and international locations. We rely on our network infrastructure, third-party systems, and enterprise applications to support our sales, marketing, development, services, operational support and hosted services. Disruptions to these systems due to catastrophic events, including hurricanes, earthquakes, fires, floods, extreme weather events, power outages, telecommunications failures, software or hardware malfunctions, pandemics, war, terrorist attacks or other significant events, could adversely affect our operations. While no such historical event has been material to our business, we have experienced, and could experience in the future, temporary disruptions from such events. Although we maintain business continuity and disaster recovery plans, if these plans and our execution of them fail to adequately address or properly anticipate an actual event, such event could lead to reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer obligations or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. Even though we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, we might suffer losses from business interruptions that exceed the coverage under our insurance policies or for which we do not have coverage. Any natural disaster or other catastrophic event could create a negative perception in the marketplace, delay our product innovations, or lead to lengthy interruptions in our services, breaches of data security and losses of critical data, all of which could have an adverse effect on our operating results.

We are a multinational corporation exposed to risks inherent in international operations.

The majority of our revenues are derived from our customers outside the U.S. While the majority of our sales are denominated in U.S. dollars, the majority of our international operations expenses are denominated in local currencies. To date, we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. Consequently, our results of operations, cash flows and financial condition, including our revenue and operating margins, can be subject to losses from fluctuations in foreign currency exchange rates, as well as regulatory, political, social and economic developments or instability in the foreign jurisdictions in which we operate. For additional financial information about geographic areas, see Note 17 of the Notes to the Consolidated Financial Statements.

Our operations outside the U.S. are subject to risks inherent in doing business internationally, requiring resources and management attention, and may subject us to new or larger levels of operational, regulatory, economic, foreign currency exchange, tax and political risks. In addition to our operations in the U.S., we have employees and operations in international locales, including in Europe, the Middle East, Latin America and Asia/Australia. We expect our international operations and the geographic footprint of our workforce to continue to grow. We face a wide variety of risks with respect to our international operations, including:

•geopolitical and economic conditions in various parts of the world, including conflicts impacting travel and regional stability, supply chain and labor market disruptions, inflation, currency exchange and interest rate fluctuations and recession;

•sustained disruption to domestic or international travel for any reason, including conflicts, outbreaks of contagious disease, as well as any other disrupting events;

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

Our success is highly dependent upon our ability to sell our software solutions to customers in our target industries, including automotive and industrial manufacturing, transportation and logistics, chemicals and energy, food and beverage, healthcare, high tech and travel. If we are unable to sell our software solutions effectively to customers in these industries, we may not be able to grow our business. For example, while the travel industry has made significant recovery following the COVID-19 pandemic and demand for air travel is strong, the airline industry continues working to reestablish operational consistency in light of aircraft delivery issues, personnel challenges, and operational, cost and supply chain challenges. These operational challenges have in the past, and may continue in the future to adversely impact or otherwise limit airlines' engagement with us.

We have historically been subject to lengthy sales cycles, and delays or failures to complete sales may harm our business and cause our revenue, operating income, and cash flows to decline in the future.

Our sales cycles may take a month to over a year for large enterprise customers. A large enterprise customer’s decision to use our solutions typically involves a number of internal approvals, and sales to those prospective customers generally require us to provide greater levels of education about the benefits and features of our solutions. We expend substantial resources during our sales cycles with no assurance that a sale may ultimately result. The length of each individual sales cycle depends on many factors, a number of which we cannot control, including the prospective customer's internal evaluation and approval process requirements, as well as the prospective customer's budget and/or resource constraints. Any unexpected lengthening of the sales cycle or failure to timely secure anticipated orders could negatively affect our revenue. Any significant failure to generate sales after incurring costs related to our sales process could also have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to develop or acquire new functionality and software solutions, we may not be able to grow our business and it could be harmed.

If we are unable to provide enhancements and new features for our existing software solutions or new solutions that achieve market acceptance or to integrate technology, products and services that we acquire into our Platform, our business, revenues and other operating results could be significantly adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. We have experienced, and may experience in the future, delays in the planned release dates of enhancements to our Platform, and we have discovered, and may discover in the future, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our Platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. Furthermore, because our software solutions are intended to interoperate with a variety of third-party enterprise software solutions, we must continue to modify and enhance our software to keep pace with changes in such solutions. Any inability of our software to operate effectively with third-party software necessary to provide effective solutions to our customers could reduce the demand for our software solutions, result in customer dissatisfaction and limit our financial performance.

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

If we lose key members of our management team or sales, development or operations personnel, or are unable to attract and retain employees, our business could be harmed.

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

In October 2024, Andres Reiner, our CEO, announced his intention to retire. The Board has initiated a search for a successor to Mr. Reiner. Leadership transitions can be inherently difficult to manage. Identifying and competing for qualified executives can be challenging as there are a limited number of people with the requisite knowledge and experience. During this succession and transition period, there could be uncertainty among investors, customers, third parties and employees concerning our future leadership, which could negatively impact our operating results.

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

We provide our cloud software solutions globally and our operations are subject to complex and evolving laws and regulations, including those related to data privacy, data localization, data security, labor and employment, AI, import/export, competition, antitrust and consumer protection. Compliance with these laws and regulations, which are subject to frequent changes, is onerous, expensive, and time consuming. In addition, these laws and regulations may be inconsistent across jurisdictions and are subject to differing, and sometimes conflicting, interpretations and enforcement priorities. Although we have implemented policies, procedures and controls designed to ensure compliance with applicable laws, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures. If we are found to have violated laws and regulations, it could materially adversely affect our business, reputation, results of operations, cash flow, and financial condition. Regulatory changes have in the past, and may in the future be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures.

Our cloud software solutions process data on behalf of our customers, and if our customers fail to comply with contractual obligations or applicable laws and regulations, such non-compliance could result in litigation or reputational harm to us. Any perceived inability to adequately address privacy, data localization or cybersecurity compliance or to comply with other complex laws and regulations, even if unfounded, could result in liability to us and indemnification obligations, damage our reputation, inhibit sales of our solutions or harm our business, financial condition, results of operations and cash flows.

Evolving laws and changing interpretations and enforcement priorities of existing laws and regulations by regulators and courts have in the past, and may continue to create new compliance obligations, increase our costs to provide our products and services, adversely affect our sales cycles, affect our ability to implement business models effectively, limit us from offering certain solutions in certain jurisdictions or circumstances, and expand the scope of potential liability, either jointly or severally with our customers, partners and suppliers. For example, evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and receive personal data have in the past, and may in the future increase our costs and operational risks. While AI regulation is in the nascent stages of development globally, the evolving AI regulatory environment may adversely impact our sales cycle times, increase our research and development costs, and increase our liability related to the use of AI that are beyond our control or result in inconsistencies in evolving legal frameworks across jurisdictions. While we believe we have taken a responsible approach to the development and use of AI in our solutions and across the business, there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our solutions available without costly changes, requiring us to change our AI development practices, business strategies and/or indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm or legal liability. If the use of AI within certain of our solutions were to be significantly restricted or otherwise prohibited by future legislation or regulation, we may not be able to effectively compete with competitors who do not use AI in their solutions. If jurisdictions implement more restrictive or onerous regulations, such developments could adversely impact our business, financial condition, cash flows and results of operations.

Issues related to the rapid adoption, evolution and understanding of AI may result in reputational harm or liability or otherwise adversely affect our business.

AI is enabled by or integrated into our Platform and is a significant and growing element of our operations, including using generative AI in our software development and coding processes. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers and end users of our systems could impair the acceptance of AI solutions. Third-party generative AI capabilities that can be integrated with our Platform could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues, and the enablement or integration of AI into our Platform may subject us to new or heightened legal, regulatory or other challenges.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results, cash flows, and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. We have implemented policies to help prevent and discourage our personnel from acting outside of their authority and negotiating additional terms without our knowledge, but there cannot be absolute assurance that such policies have been or will be followed. For instance, in the event that our personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which could seriously harm our business, operating results, cash flows, financial condition and reputation with current and potential customers and investors.

Intellectual property litigation and infringement claims may cause us to incur significant expense or prevent us from selling our software solutions.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights, and litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may assert that our technology violates its intellectual property rights, or we may become the subject of a material intellectual property dispute. Selling improvement (including CPQ), pricing, airline revenue optimization (including revenue management) and airline eCommerce (including shopping, merchandising and retail, and digital offer marketing) solutions may become increasingly subject to infringement claims as the number of such commercially available solutions increases and the functionality of these solutions overlaps. In addition, changes in patent laws in the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us related to our patent rights. Future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own potential patents may therefore provide little or no deterrence. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

•enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies; and

•expend additional development resources to redesign our solutions.

Any licenses required as a result of litigation under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively develop or market our solutions, which could limit our ability to generate revenue, profits and cash flow.

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

We use open source software in our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results, cash flows and financial condition.

Defects or errors in our software solutions could harm our reputation, impair our ability to sell our solutions and result in significant costs to us.

Our software solutions are complex and have in the past, and may again in the future, contain undetected defects or errors. While we have not suffered significant harm from any defects or errors to date, we frequently develop enhancements to our software solutions that may contain defects. In addition, several of our solutions have recently been developed and may therefore be more likely to contain undetected defects or errors. In the ordinary course of our business, we issue corrective releases of our solutions to correct defects or errors. The occurrence of any defects or errors could result in:

•delayed market acceptance and lost sales of our software solutions;

•delays in customer payments;

•damage to our reputation;

•diversion of our resources;

•legal claims, including product liability claims, against us;

•increased maintenance and support expenses; and

•increased insurance costs.

Our customer agreements typically contain provisions designed to limit our liability for defects and errors in our software solutions and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not adequately cover the costs resulting from these legal claims. Moreover, we cannot provide assurance that our current liability insurance coverage would continue to be available on acceptable terms or at all. In addition, the insurer may deny coverage on any future claims. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we prevail in any litigation, we are likely to incur substantial costs and our management’s attention may be diverted from our operations.

Business Model and Capital Structure Risks

We have experienced losses since we transitioned to a cloud strategy, and we may continue to incur losses for longer than we expect.

We expect our expenses to continue to exceed our revenues in the near term as we continue to make investments as part of our cloud and go-to-market strategy, particularly in new product development, sales, marketing, security, privacy and cloud operations. While we delivered significant free cash flow in 2024 and profitable operations on an adjusted EBITDA basis, our ability to return to profitability depends on our ability to: continue to drive subscription sales, enhance our existing products and develop new products, scale our sales and marketing and product development organizations, successfully execute our marketing and sales strategies, renew our subscription agreements with existing customers and reduce our operational expenses as a percentage of revenue. If we are not able to execute on these actions, our business may not grow and profitability metrics may not improve as we anticipate, our operating results could be adversely affected and we will continue to incur net losses in the future. Additionally, our new initiatives may not generate sufficient revenue and cash flows to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations, financial condition and cash flows.

We incurred indebtedness by issuing convertible notes, and we may borrow under our Credit Agreement. Our debt repayment obligations may adversely affect our financial condition and cash flows in the future.

In September 2020, we issued $150.0 million principal amount of 2.25% convertible senior notes ("2027 Notes") due September 15, 2027, unless earlier redeemed, purchased or converted in accordance with their terms prior to such date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. In October 2023, following the completion of the Exchange described in Note 14 to the Consolidated Financial Statements, we issued an additional $116.8 million of principal amount of 2027 Notes. As of December 31, 2024, $266.8 million of aggregate principal amount of the 2027 Notes are outstanding.

Our Credit Agreement provides for a $50.0 million revolving line of credit, none of which was drawn as of December 31, 2024. The Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts.

Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to comply with any covenants contained in the agreements governing any of our debt, or fail to make a payment on any of our debt when due, we could be in default on such debt, which could, in turn, result in such debt and our other indebtedness becoming immediately payable in full. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness and/or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Our quarterly results vary and do not fully reflect the performance of our business.

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of agreements entered into during prior quarters. For example, subscription contracts signed at the end of a quarter typically do not begin recognition of revenue until the following quarter and thus have little to no revenue impact in the quarter in which they are signed. In addition, the time between entering into a contract and recognizing subscription revenue can be extended for certain contracts and products, including certain of our travel products, for a number of reasons such as contracts containing a future commencement date, extended implementation planning and delayed "go live." Consequently, any declines, or increases, in new or renewed subscriptions in any quarter are not fully reflected in our revenue for that quarter, but negatively, or positively, affect our subscription revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market demand of our services or decreases in our retention rate are not fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from additional sales must be recognized over the applicable subscription term. We may be unable to timely adjust our cost structure to reflect changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the term of the customer agreement. As a result, increased sales growth results in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. In addition, we expect to continue to experience some seasonal variations in our cash flows from operating activities, including, as a result of the timing of payment of payroll taxes, performance bonuses to our employees and costs associated with annual company-wide events, each of which have historically been highest in our first fiscal quarter. Therefore, the results of any prior quarterly periods should not be relied upon as an indication of our future operating performance.

If we fail to migrate our remaining customers with on-premises software licenses to our latest cloud software solutions, our future revenue and our costs to provide support to those customers may be negatively impacted.

We notified our customers of certain legacy on-premises software products that we will be discontinuing maintenance for those products. These customers will need to migrate to our current cloud solutions to take advantage of our latest features, functionality and security which are only available via the PROS cloud. When considering whether to migrate, these customers may evaluate alternative solutions due to the additional change management and implementation costs associated with migrating to cloud-based applications. When on-premises software customers delay or decline to migrate to our cloud solutions, our product development and customer support teams find it increasingly difficult and costly to support a declining number of on-premises customers. In addition, if our legacy on-premises license customers delay or decline to migrate to our cloud solutions, choose alternative solutions or otherwise choose to not continue doing business with us by, for example, canceling maintenance, our future revenue will be affected.

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
Item 1B. Unresolved Staff Comments

    None.
Item 1C. Cybersecurity

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees. Our Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and responding to Cybersecurity Events when they occur.

Risk Management and Strategy

As a critical element of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance. As discussed in more detail under the heading “Governance” below, our Board and management devote significant time to cybersecurity risk oversight. The Board annually reviews our overall cybersecurity risk profile to help ensure that sensitive data remains secure in an ever-changing threat landscape, including risk preparedness and mitigation strategies. This assessment considers a range of factors, including our business objectives, the threat landscape, industry trends and regulatory requirements. The Audit Committee of the Board ("Audit Committee") oversees our cybersecurity risk management and regularly meets, not less than quarterly, with our Chief Information Security Officer (“CISO”) and other members of management, including those with significant roles in our cybersecurity efforts. Our Executive Steering Committee, described below, provides senior management oversight to our cybersecurity program.

Collaboration. We take a cross-functional approach to identify, prevent and mitigate cybersecurity threats and incidents, and implement controls and procedures designed to promptly escalate certain Cybersecurity Events to help ensure timely review, disclosure and reporting of such incidents.

Technical Safeguards. We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which we evaluate and improve through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning. We established and maintain incident response and recovery plans that address our response to a Cybersecurity Event, and test and evaluate such plans on a regular basis.

Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as third-party systems that could adversely impact our business in the event of a Cybersecurity Event affecting those systems.

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

Governance

Our Board, in coordination with the Audit Committee, oversees our ERM process, including the management of risks from cybersecurity threats. The Board and the Audit Committee receive regular presentations and reports on cybersecurity risks from our CISO, which can include a wide range of topics such as recent developments, evolving standards, security effectiveness, vulnerability assessments, third-party and independent reviews, the current and evolving threat environment, incident response planning, remediation efforts, employee training and awareness (such as the results of our annual cybersecurity training), technological trends and information security considerations arising with respect to our peers and third parties. On a quarterly basis, our Audit Committee discusses our approach to cybersecurity risk management with our CISO and other members of management, including planned initiatives to help the Board evaluate the effectiveness of our cybersecurity program. One of our independent directors, Ms. Hammoud, a seasoned software executive, is a member of the Audit Committee and also provides direct guidance on cybersecurity matters to our CISO outside of regularly scheduled Audit Committee and Board meetings.

Our CISO, in coordination with our Executive Steering Committee, which includes our CEO, our Chief Financial Officer (“CFO”), our Executive Vice President, Engineering, our Senior Director, IT and our General Counsel, works collaboratively across the Company to implement a cybersecurity risk management program intended to protect our information systems from cybersecurity threats and to promptly respond to any Cybersecurity Events in accordance with our incident response and recovery plans. As part of that program, multidisciplinary teams across the Company (both standing, regular teams and special teams as needed) are deployed to provide governance over cybersecurity issues, address cybersecurity threats and to respond to Cybersecurity Events. Through ongoing communications with these teams, our CISO and management monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit Committee, and in certain incidents to the Board, when appropriate.

Our CISO has served in various roles in risk management and enterprise and cybersecurity for over 20 years, including serving as Deputy CISO at a global cybersecurity software company. Our CISO has attained numerous professional certifications, including Certified Information Systems Security Professional, Certified in Risk and Information Systems Control, Certified Information Security Manager, Certified Information Systems Auditor, and GIAC Security Operations Manager. Our CEO, who has decades of software engineering experience, has served as our CEO and as a member of our Board for fourteen years, during which time he has overseen our ERM program, including risks arising from cybersecurity threats. Our CFO and General Counsel each have more than 20 years of experience managing risks, including both at the Company and with other public companies. The other members of our Executive Steering Committee are all experienced leaders in their respective areas of management with extensive SaaS operational experience.

In 2024, we did not identify any cybersecurity threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, cash flows or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, nor provide assurances that we have not experienced undetected Cybersecurity Events. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Item 2. Properties
Our headquarters is located in Houston, Texas, where we lease approximately 112,000 square feet of office space. We also lease a number of smaller regional offices. We believe our existing facilities are sufficient for our current needs, particularly as we have pivoted to a hybrid workforce.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the NYSE under the symbol "PRO". On February 6, 2025 there were 32 stockholders of record of our common stock. Since 2007, we have not declared or paid any dividends on our common stock. We currently expect to retain all remaining available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following shall not be deemed "soliciting material" or "filed" with the SEC, or incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below presents a five-year comparison of the relative investment performance of our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Russell 2000 Index for the period commencing on December 31, 2019, and ending December 31, 2024. The graph is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return
200
150
100
50
0
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
PRO
S&P 500
Russell 2000 Index

(1)The graph assumes that $100 was invested on December 31, 2019 in our common stock, the S&P 500 and the Russell 2000 Index and further assumes all dividends were reinvested. No cash dividends have been paid on our common stock for the periods presented above.

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
PRO	$100.00	$84.73	$57.56	$40.49	$64.74	$36.65
S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
Russell 2000 Index	$100.00	$118.36	$134.57	$105.56	$121.49	$133.66

Issuer Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

Our current focus is on increasing our subscription revenues, operating profit and cash flows, as well as expanding both our customer base and our footprint within existing accounts. While we have incurred GAAP operating losses since our cloud transition in 2015, we continue to invest in a disciplined manner to drive revenue growth, further improve profitability, and support our long-term objectives. This includes investments designed to accelerate our customer time-to-value, improve efficiency and operations, further leverage AI in our business operations, provide out-of-the-box integration with third-party commerce solutions and develop new applications and technologies.

In 2024, we grew our subscription revenue by $32.2 million and gross profit by $28.6 million, each as compared to the year ended December 31, 2023. Our focus on improving operating efficiency drove year-over-year improvement in net operating cash flow of $17.5 million or 177%, despite a challenging macroeconomic environment. Other notable items for 2024 include:
•increased subscription revenue by 14% and total revenue by 9% as compared to prior year;
•gross revenue retention rates, which measure recurring revenue retained from existing customers, excluding expansions, remained above 93% during the twelve months ended December 31, 2024;
•recurring revenue, which consists of subscription and maintenance and support revenue, accounted for 85% of our total revenue; and
•improved subscription gross margin to 78% for the year ended December 31, 2024 as compared to 76% in prior year.

To support our growth, we plan to reinvest a portion of incremental revenues in sales and marketing in support of our land, realize and expand customer strategy, while continuing to invest in product innovation. As we scale, we anticipate operating expenses as a percentage of total revenues will decline, allowing greater economies of scale and further improving profitability while continuing to drive innovation. We are committed to advancing our solutions, enhancing existing features and addressing the evolving needs of our customers. As part of our mission, we also prioritize our customers' success through use of our solutions, which includes investments in professional services to deploy, configure and adopt our solutions. As we grow, we are emphasizing further product innovation to reduce the professional services necessary to deploy our solutions and shifting toward a broader ecosystem of implementation partners to scale these efforts.

In addition to the financial metrics noted above, we also regularly review subscription annual recurring revenue ("subscription ARR"), a non-GAAP financial measure, to assess the health and trajectory of our business. Subscription ARR is defined, as of a specific date, as contracted subscription revenue, including contracts with a future start date, together with annualized overage fees incurred above contracted minimum transactions. Subscription ARR should be viewed independently of subscription revenue, deferred revenue and other GAAP measures and is not intended to be combined with any of these items. We adjust our reported subscription ARR on an annual basis to reflect exchange rate changes. Our constant currency subscription ARR is based on the actual currency rates set at the beginning of the year. The same rates are used to measure both 2024 and 2023 subscription ARR. Subscription ARR on a constant currency basis as of December 31, 2024 was $283.7 million, up from $259.0 million as of December 31, 2023, an increase of 10%. Subscription ARR on an as reported basis as of December 31, 2024 was $281.5 million, approximately $2.2 million lower than our constant currency subscription ARR.

Factors and Trends Affecting Our Performance

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•Macroeconomic, Regulatory and Geopolitical Environment. The companies we serve continue to navigate a challenging and evolving macroeconomic, regulatory and geopolitical environment. Macroeconomic factors, such as, persistent inflation, fluctuating interest rates, supply chain disruptions and other uncertainties, impact our customers' businesses in ways that may be difficult to quantify. Regulatory developments, including emerging AI-specific regulations, increase scrutiny for companies utilizing AI solutions, even when such solutions are compliant with existing frameworks. Geopolitical conflicts, including the ongoing Russia-Ukraine war, heightened tensions in the Middle East, and other regional conflicts, exacerbate uncertainty and disrupt global markets. We continue to see these factors drive more measured buying behavior by our customers, including more complex customer review and approval cycles and emphasis on smaller scope initial purchases and fast return on investment. We believe these factors require solid execution by our teams to meet our financial guidance and long-term targets.

•Artificial Intelligence. The rapid market interest in generative AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging both generative and other types of AI. The pace of change across industries helps fuel business demand for solutions that help replace manual processes with AI. We have utilized AI in our solutions for years, and our deep experience in the use of AI at scale continues to influence our category-leading solutions. We are also utilizing and considering new ways to expand AI use in our own business to improve knowledge management and drive operating efficiency.

•Digital Purchasing. We believe the long-term trends toward digital purchasing drives demand for technology that provides fast, frictionless and distinctive buying experiences aligned across digital and traditional sales channels. Buyers often prefer to conduct their own research rather than rely on sales representatives, and tend to make purchases online once they have decided what to buy. For example, in the airline industry, the pandemic accelerated a long-term trend towards direct booking channels, and we anticipate airlines continuing to invest in technology to enhance their ability to manage offers and orders to drive demand through their own channels such as their websites. We believe companies increasingly compete based on customer experience and must adopt technologies which power consistent offers and experiences across sales channels.
Components of our Operating Results

Revenue

    We derive our revenues primarily from recurring revenue, which includes subscription and maintenance and support. Recurring revenues accounted for 85% of our total revenue in 2024.

    Subscription. Subscription services revenue primarily consists of fees that give customers access to one or more of our cloud applications and include related customer support. We primarily recognize subscription revenue ratably over the contractual term of the customer arrangement beginning with commencement of service. Subscription revenue, where the overage fees are based on a number of transactions, are recognized on an expected value basis. Our subscription contracts are generally one to five years in length and primarily billed annually in advance.

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

    Services. Services revenue primarily consists of professional services fees for configuration services, consulting and training. We typically sell our services on either a fixed-fee or time-and-materials basis. Services revenue is generally recognized as the services are performed for time and material contracts, or on a proportional performance basis for fixed-price contracts. Training revenues are recognized as the services are performed.

Services revenue varies from period to period depending on several factors, including the level of services required to configure our solutions and any additional services requested by our customers during a particular period.

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
Cost of Revenue

Cost of subscription. Cost of subscription consists of infrastructure costs to support our current subscription customer base including third-party hosting services, employee-related costs, operating leases, amortization of capitalized software, amortization of certain intangible assets and allocated depreciation and other overhead.

Cost of maintenance and support. Cost of maintenance and support consists largely of employee-related costs and an allocation of depreciation and other overhead.

Cost of services. Cost of services includes those costs related to services and implementation of our solutions, primarily employee-related costs and third-party contractors, billable and non-billable travel and an allocation of depreciation and other overhead. Cost of providing services may vary from quarter to quarter depending on a number of factors, including the amount of services required to configure our solutions.

Services gross profit varies period to period depending on different factors, including the level of services required to configure our solutions, the mix of employees and third-party contractors, our effective billable man-day rates, our use of third-party system integrators and the billable utilization of our services personnel.
Operating Expenses

Selling and marketing. Selling and marketing expenses primarily consist of employee-related costs, third-party contractors, sales commissions, sales and marketing programs such as lead generation programs, company awareness programs, various conferences, including our annual Outperform conference, participation in industry trade shows, other sales and marketing programs, travel, amortization expenses associated with acquired intangible assets and allocated other overhead. Sales commissions are typically deferred and amortized on a straight-line basis over the period of benefit, which we have determined to be five to eight years.

Research and development. Research and development expenses primarily consist of employee-related costs and third-party contractors who work on enhancements of existing solutions, the development of new solutions, scientific research, quality assurance and testing, security and an allocation of depreciation, facilities and other overhead.

General and administrative. General and administrative expenses primarily consist of employee-related costs for executive, accounting, finance, legal, human resources and internal IT support functions and an allocation of depreciation and other overhead. General and administrative expenses also include outside legal and accounting fees and provision for bad debts.
Results of Operations
Comparison of year ended December 31, 2024 with year ended December 31, 2023
Revenue:

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Subscription	$266,272	81%	$234,024	77%	$32,248	14%
Maintenance and support	13,494	4%	19,958	7%	(6,464)	(32)%
Total subscription, maintenance and support	279,766	85%	253,982	84%	25,784	10%
Services	50,606	15%	49,726	16%	880	2%
Total revenue	$330,372	100%	$303,708	100%	$26,664	9%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of existing maintenance customers migrating to our cloud solutions and customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

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

    Cost of revenue and gross profit:

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Cost of subscription	$57,882	18%	$57,212	19%	$670	1%
Cost of maintenance and support	7,027	2%	7,703	3%	(676)	(9)%
Total cost of subscription, maintenance and support	64,909	20%	64,915	21%	(6)	—%
Cost of services	48,420	15%	50,398	17%	(1,978)	(4)%
Total cost of revenue	$113,329	34%	$115,313	38%	$(1,984)	(2)%
Gross profit	$217,043	66%	$188,395	62%	$28,648	15%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure costs to support the growth in our current subscription customer base and higher employee-related costs. These increases were partially offset by decreases in amortization expense for intangible assets and internal-use software expense. Our subscription gross profit percentages were 78% and 76% for the years ended December 31, 2024 and 2023, respectively.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower employee-related costs as our maintenance customer base has decreased primarily due to migrations to our subscription solutions. Maintenance and support gross profit percentages for the years ended December 31, 2024 and 2023, were 48% and 61%, respectively. Gross profit percentages decreased in 2024 as compared to prior year primarily due to lower maintenance and support revenue and the cost of maintenance and support being partially fixed.

Cost of services. Cost of services decreased primarily due to a decrease in contract labor, employee-related costs and other non-labor related costs. Services gross profit percentages for the years ended December 31, 2024 and 2023, were 4% and (1)%, respectively. Services gross profit percentages improved in 2024 compared to 2023 primarily due to an increase in services revenue and a decrease in cost of services due to greater efficiencies.

    Operating expenses:

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Selling and marketing	$88,048	27%	$92,389	30%	$(4,341)	(5)%
Research and development	89,725	27%	89,361	29%	364	—%
General and administrative	58,292	18%	57,247	19%	1,045	2%
Total operating expenses	$236,065	71%	$238,997	79%	$(2,932)	(1)%

Selling and marketing expenses. Selling and marketing expenses decreased primarily due to a decrease in employee-related costs. Employee-related costs declined primarily due to a $2.6 million decrease in noncash share-based compensation expense, mainly as the PROS Florida LLC (formerly EveryMundo, LLC, and hereafter "EveryMundo") equity consideration was fully vested in November 2023, and severance expenses incurred during the prior year. The decrease was partially offset by an increase in travel expenses.

Research and development expenses. Research and development expenses increased primarily due to higher headcount and an increase in contract labor, partially offset by a decrease in noncash share-based compensation expense as the EveryMundo equity consideration vested in November 2023.

General and administrative expenses. General and administrative expenses increased primarily due to higher employee-related costs, mainly an increase of $2.1 million in noncash share-based compensation expense, partially offset by a one-time award of professional fees in a court case in which the Company prevailed.

Non-operating expenses:

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	Percentage of total revenue	Amount	Percentage of total revenue	Variance $	Variance %
Convertible debt interest and amortization	$(4,596)	(1)%	$(5,882)	(2)%	$1,286	(22)%
Other income, net	$4,457	1%	$1,063	—%	$3,394	319%

    Convertible debt interest and amortization. Our convertible debt expense consisted of coupon interest, amortization of debt premium and debt issuance costs attributable to our convertible notes. The decrease in expense was related to the exchange in 2023 of approximately 85% of PROS outstanding convertible notes due in May 2024 for newly issued convertible notes due in September 2027. Please see Note 14 to the Consolidated Financial Statements for more information.

    Other income, net. The change in other income, net for the year ended December 31, 2024, primarily related to a $4.5 million derivative loss, a $1.8 million loss on debt extinguishment related to the convertible notes exchange recorded and a $0.8 million gain on equity investments, all recorded in 2023. The change also included a decrease due to lower interest income during the period. Please see Note 22 to the Consolidated Financial Statements for more information.

    Income tax provision:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Variance $	Variance %
Effective tax rate	(7)%	(2)%	n/a	(5)%
Income tax provision	$1,314	$933	$381	41%

Our tax provision for the year ended December 31, 2024 and 2023 included both foreign income and withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our 2024 and 2023 effective tax rates had an unusual relationship to pretax loss from operations due to a valuation allowance on our net deferred tax assets. Our income tax provisions in 2024 and 2023 only included foreign income and withholding taxes, resulting in an effective tax rate of (7)% and (2)%, respectively. The difference between the effective tax rates and the federal statutory rate of 21% for the years ended December 31, 2024 and 2023 was primarily due to the increase in our valuation allowance of $3.6 million and $4.8 million, respectively.

    As of December 31, 2024 and 2023, we had a valuation allowance on our net deferred tax assets of $171.8 million and $167.6 million, respectively. The increase in the valuation allowance was principally attributable to an additional valuation allowance recorded on our current year's tax loss and other deferred tax assets including capitalized research and development costs under Internal Revenue Code Section 174 as updated by the Tax Cuts and Jobs Act of 2017.

Comparison of year ended December 31, 2023 with year ended December 31, 2022

For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024.
Liquidity and Capital Resources

At December 31, 2024, we had $162.0 million of cash and cash equivalents and $52.1 million of working capital as compared to $168.7 million of cash and cash equivalents and $37.3 million of working capital at December 31, 2023.

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

    We believe we will have adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, and coupon interest of our 2027 Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, the implementation of our solutions and customer churn. Capital markets have tightened in response to the macroeconomic environment, making new financing more difficult and/or expensive, and we may not be able to obtain such financing on terms acceptable to us or at all.

The following table presents key components of our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$27,383	$9,877	$(23,906)
Net cash used in investing activities	(1,219)	(2,704)	(1,142)
Net cash (used in) provided by financing activities	(32,338)	(32,357)	1,069
Effect of foreign currency rates on cash	(590)	304	53
Net change in cash, cash equivalents and restricted cash	$(6,764)	$(24,880)	$(23,926)

Operating Activities

Net cash provided by operating activities in 2024 was $27.4 million and increased as compared to $9.9 million in 2023. The improvement was primarily due to a significant reduction in our net loss. The reduction in net loss was attributed to a 9% increase in total revenue, while improving gross margins to 66% in 2024 from 62% in 2023 and also reducing our operating expenses by approximately 1% in 2024 as compared to 2023.

Investing Activities

Net cash used in investing activities for 2024 was $1.2 million and decreased as compared to $2.7 million in 2023. The decrease was mainly due to higher capital expenditures in 2023, primarily related to a third-party software license renewal.

Financing Activities

Net cash used in financing activities remained relatively unchanged year-over-year. The net cash used in 2024 was primarily due to the $21.7 million repayment of our 2024 Notes as they matured in May 2024, tax withholding payments of $12.7 million related to the vesting of employee share-based awards and $2.1 million proceeds from employee stock plans. The net cash used in 2023 was primarily attributable to a $22.2 million purchase of capped call and a payment of $2.2 million for debt issuance costs, both in connection with the convertible notes exchange. In addition, there was a $9.3 million payment for tax withholdings on the vesting of employee share-based awards, a payment of $0.8 million for debt issuance cost related to our credit agreement offset by $2.2 million proceeds from employee stock plans.
Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any relationships with unconsolidated entities or financial partnerships, such as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations as of December 31, 2024 consist of obligations under our convertible notes, operating leases and various service agreements.

The following table sets forth our material contractual obligations, excluding imputed interest as it related to operating leases, as of December 31, 2024. For further information, see the associated Notes to Consolidated Financial Statements as referenced below:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Reference
Notes, including interest	$284,936	$6,003	$278,933	$—	$—	Note 14
Operating leases	37,795	7,827	7,708	7,774	14,486	Note 7
Purchase commitments	109,531	50,846	55,977	2,708	—	Note 16
Total contractual obligations	$432,262	$64,676	$342,618	$10,482	$14,486
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

Subscription revenue

    Subscription revenue primarily consists of subscription fees that provide customers access to one or more of our cloud applications along with related customer support. We primarily recognize subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where the overage fees are based on a number of transactions, are recognized on an expected value basis. Our subscription contracts are generally one to five years in length and primarily billed annually in advance.

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

The fair value of the RSUs (time-based) and the equity consideration stock awards, granted as part of the EveryMundo acquisition, is based on the closing price of our stock on the date of grant.

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

At December 31, 2024, we had $71.5 million of total unrecognized compensation costs related to noncash share-based compensation arrangements for stock awards granted. These costs will be recognized over a weighted-average period of 2.6 years.
Accounting for Income Taxes

    We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. At December 31, 2024, our deferred tax assets consisted primarily of temporary differences related to noncash share-based compensation, interest expense limited under Section 163(j), expense recognition of our lease obligations, Research and Experimentation ("R&E") tax credit carryforwards and net operating losses.

    We review the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. We continually perform an analysis related to the realizability of our deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, we determine it is more likely than not our net deferred tax assets will not be realized. During 2024, there was not sufficient positive evidence to outweigh the current and historic negative evidence to determine it was more likely than not that our net deferred tax assets would not be realized. Therefore, we continue to have a valuation allowance against net deferred tax assets as of December 31, 2024.

We account for uncertain income tax positions recognized in our financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification ("ASC"), issued by the FASB. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in their tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please see Note 13 to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements

    See Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

    Our contracts are predominately denominated in U.S. dollars; however, we have contracts denominated in foreign currencies and therefore a portion of our revenue is subject to foreign currency risks. The primary market risk we face is from foreign currency exchange rate fluctuations. Our cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of

December 31, 2024, would have resulted in a $1.0 million loss. We are also exposed to foreign currency risk due to our operating subsidiaries in France, UK, Canada, Germany, Ireland, Australia, Bulgaria, Singapore and United Arab Emirates. A hypothetical 10% adverse change in the value of the U.S. dollar in relation to the Euro, which is our single most significant foreign currency exposure related to revenue, would have changed revenue for the year ended December 31, 2024 by approximately $5.2 million. However, due to the relatively low volume of payments made and received through our foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. Fluctuations in foreign currency exchange rates could harm our financial results in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Exposure to Interest Rates

    As of December 31, 2024, we had an outstanding principal amount of $266.8 million of the 2027 Notes which are fixed-rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise.

    We believe we do not have any material exposure to changes in the fair value of our current assets as a result of changes in interest rates due to the short-term nature of our cash equivalents.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based upon the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. Other Information
    Securities Trading Plans of Directors and Executive Officers

None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2024.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 11. Executive Compensation
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 13. Certain Relationships, Related Transactions and Director Independence
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
    The information required by this item is incorporated by reference from our proxy statement in connection with our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PROS Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PROS Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
2

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

Revenue recognition – subscription and services revenue

As described in Note 2 to the consolidated financial statements, the Company recognized subscription and services revenue of $316.9 million for the year ended December 31, 2024. The Company derives its revenues primarily from subscriptions, services, and associated software maintenance and support. A portion of the Company's customer contracts contain multiple performance obligations. The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The principal consideration for our determination that performing procedures relating to revenue recognition - subscription and services revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of subscription and services revenue and allocation of the transaction price to each performance obligation. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, proof of delivery, invoices, and subsequent payment receipts; (ii) testing, on a sample basis, the accuracy of management’s calculation of the transaction price and the allocation of the transaction price to each performance obligation based on the relative standalone selling price; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, proof of delivery, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 12, 2025
We have served as the Company’s auditor since 2002.

3

PROS Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$161,983	$168,747
Trade and other receivables, net of allowance of $922 and $574, respectively	64,982	49,058
Deferred costs, current	4,634	4,856
Prepaid and other current assets	7,517	12,013
Total current assets	239,116	234,674
Restricted cash	10,000	10,000
Property and equipment, net	19,745	23,051
Operating lease right-of-use assets	16,066	14,801
Deferred costs, noncurrent	11,515	10,292
Intangibles, net	7,044	11,678
Goodwill	107,278	107,860
Other assets, noncurrent	9,138	9,477
Total assets	$419,902	$421,833
Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$8,589	$3,034
Accrued liabilities	14,085	13,257
Accrued payroll and other employee benefits	27,117	32,762
Operating lease liabilities, current	6,227	5,655
Deferred revenue, current	130,977	120,955
Current portion of convertible debt, net	—	21,668
Total current liabilities	186,995	197,331
Deferred revenue, noncurrent	5,438	3,669
Convertible debt, net, noncurrent	270,797	272,324
Operating lease liabilities, noncurrent	23,870	25,118
Other liabilities, noncurrent	1,505	1,264
Total liabilities	488,605	499,706
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 52,083,732 and 51,184,584 shares issued, respectively; 47,403,009 and 46,503,861 shares outstanding, respectively	52	51
Additional paid-in capital	634,212	604,084
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(667,727)	(647,252)
Accumulated other comprehensive loss	(5,393)	(4,909)
Total stockholders’ (deficit) equity	(68,703)	(77,873)
Total liabilities and stockholders’ (deficit) equity	$419,902	$421,833
The accompanying notes are an integral part of these consolidated financial statements.
4

PROS Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$266,272	$234,024	$204,041
Maintenance and support	13,494	19,958	28,592
Total subscription, maintenance and support	279,766	253,982	232,633
Services	50,606	49,726	43,504
Total revenue	330,372	303,708	276,137
Cost of revenue:
Subscription	57,882	57,212	55,039
Maintenance and support	7,027	7,703	8,004
Total cost of subscription, maintenance and support	64,909	64,915	63,043
Services	48,420	50,398	47,037
Total cost of revenue	113,329	115,313	110,080
Gross profit	217,043	188,395	166,057
Operating expenses:
Selling and marketing	88,048	92,389	94,986
Research and development	89,725	89,361	93,412
General and administrative	58,292	57,247	54,202
Impairment of fixed assets	—	—	1,551
Loss from operations	(19,022)	(50,602)	(78,094)
Convertible debt interest and amortization	(4,596)	(5,882)	(6,304)
Other income, net	4,457	1,063	3,084
Loss before income tax provision	(19,161)	(55,421)	(81,314)
Income tax provision	1,314	933	932
Net loss	(20,475)	(56,354)	(82,246)
Net loss per share:
Basic and diluted	(0.43)	(1.22)	(1.82)
Weighted average number of shares:
Basic and diluted	47,116	46,155	45,269

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(484)	344	(594)
Other comprehensive income (loss), net of tax	(484)	344	(594)
Comprehensive loss	$(20,959)	$(56,010)	$(82,840)
The accompanying notes are an integral part of these consolidated financial statements.
5

PROS Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(20,475)	$(56,354)	$(82,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,303	10,707	14,967
Amortization of debt premium and issuance costs	(1,203)	861	1,491
Share-based compensation	40,754	42,357	42,714
Deferred income tax, net	(11)	(63)	—
Provision for credit losses	299	(19)	(280)
Gain on lease modification	(697)	—	—
Loss on disposal of assets	784	57	—
Impairment of fixed assets	—	—	1,551
(Gain)/Loss on equity investments, net	—	(828)	(1,308)
Loss on derivatives	—	4,489	—
Loss on debt extinguishment	—	1,779	—
Changes in operating assets and liabilities:
Trade and other receivables	(16,211)	(899)	(7,330)
Deferred costs	(1,001)	(351)	486
Prepaid expenses and other assets	4,899	(1,347)	1,712
Operating lease right-of-use assets and liabilities	(2,126)	(2,786)	(2,175)
Accounts payable and other liabilities	6,131	(5,039)	3,964
Accrued liabilities	1,798	723	26
Accrued payroll and other employee benefits	(5,663)	8,950	(8,191)
Deferred revenue	11,802	7,640	10,713
Net cash provided by (used in) operating activities	27,383	9,877	(23,906)
Investing activities:
Purchase of property and equipment	(1,166)	(2,543)	(861)
Capitalized internal-use software development costs	(58)	(48)	—
Investment in equity securities, net	5	(113)	(281)
Net cash used in investing activities	(1,219)	(2,704)	(1,142)
Financing activities:
Proceeds from employee stock plans	2,079	2,170	2,722
Tax withholding related to net share settlement of stock awards	(12,704)	(9,299)	(1,653)
Debt issuance costs related to convertible debt	—	(2,198)	—
Purchase of Capped Call	—	(22,193)	—
Repayment of convertible debt	(21,713)	—	—
Debt issuance costs related to Credit Agreement	—	(837)	—
Net cash (used in) provided by financing activities	(32,338)	(32,357)	1,069
Effect of foreign currency rates on cash	(590)	304	53
Net change in cash, cash equivalents and restricted cash	(6,764)	(24,880)	(23,926)
Cash, cash equivalents and restricted cash:
Beginning of period	178,747	203,627	227,553
End of period	$171,983	$178,747	$203,627

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$161,983	$168,747	$203,627
Restricted cash	10,000	10,000	—
Total cash, cash equivalents and restricted cash	$171,983	$178,747	$203,627

6

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income taxes, net of refunds	$(192)	$(188)	$(146)
Interest	$(6,302)	$(4,626)	$(4,938)
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$92	$115	$11
The accompanying notes are an integral part of these consolidated financial statements.
7

PROS Holdings, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	44,520,542	$49	$546,693	4,680,723	$(29,847)	$(508,652)	$(4,659)	$3,584
Stock awards net settlement	1,010,875	1	(1,654)	—	—	—	—	(1,653)
Proceeds from employee stock plans	106,586	—	2,722	—	—	—	—	2,722
Noncash share-based compensation	—	—	42,714	—	—	—	—	42,714
Other comprehensive income (loss)	—	—	—	—	—	—	(594)	(594)
Net loss	—	—	—	—	—	(82,246)	—	(82,246)
Balance at December 31, 2022	45,638,003	$50	$590,475	4,680,723	$(29,847)	$(590,898)	$(5,253)	$(35,473)
Stock awards net settlement	761,850	1	(9,300)	—	—	—	—	(9,299)
Proceeds from employee stock plans	104,008	—	2,170	—	—	—	—	2,170
Purchase of Capped Call	—	—	(21,618)	—	—	—	—	(21,618)
Noncash share-based compensation	—	—	42,357	—	—	—	—	42,357
Other comprehensive income (loss)	—	—	—	—	—	—	344	344
Net loss	—	—	—	—	—	(56,354)	—	(56,354)
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	815,442	1	(12,705)	—	—	—	—	(12,704)
Proceeds from employee stock plans	83,706	—	2,079	—	—	—	—	2,079
Noncash share-based compensation	—	—	40,754	—	—	—	—	40,754
Other comprehensive income (loss)	—	—	—	—	—	—	(484)	(484)
Net loss	—	—	—	—	—	(20,475)	—	(20,475)
Balance at December 31, 2024	47,403,009	$52	$634,212	4,680,723	$(29,847)	$(667,727)	$(5,393)	$(68,703)
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

Use of Estimates

    The preparation of these Consolidated Financial Statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses during the reporting period. The judgment required in the Company's estimation process, as well as issues related to the assumptions, risks and uncertainties inherent in determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, affect the amounts of revenue, expenses, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, receivables, allowance for credit losses, the determination of the period of benefit for deferred commissions, operating lease right-of-use assets and operating lease liabilities, useful lives of assets, depreciation and amortization, income taxes and deferred tax asset valuation, valuation of stock awards, other current liabilities and accrued liabilities. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

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
9

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

Deferred Costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are capitalized and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts and expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for contract renewals). The Company also capitalizes amounts earned by employees other than sales representatives who earn incentive payments under compensation plans that are also tied to the value of customer
10

contracts acquired. There were no such amounts capitalized in the years ended December 31, 2024 and 2023. Amortization of deferred costs is included in selling and marketing expense in the Consolidated Statements of Comprehensive Loss.

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

Intangible Assets and Goodwill

The Company has recorded intangible assets and goodwill in connection with past business combinations. Intangible assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of the intangible assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of the intangible assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets group's recovery. If impairment exists, the Company would adjust the carrying value of the assets to fair value, generally determined by a discounted cash flow analysis.

    Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with business combinations. Goodwill is not amortized but is assessed for impairment as of November 30 of each fiscal year, or more frequently if events or changes in circumstances indicate the fair value of the Company’s sole reporting unit has been reduced below its carrying value. When conducting the annual goodwill impairment assessment, a two-step process is used. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of the Company’s sole reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit and future opportunities in the markets in which it operates. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are required to be performed in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized, however, loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on the results of the qualitative review of goodwill performed as of November 30, 2024, the Company did not identify any indicators of impairment. As such, the quantitative assessment described above was not necessary.
11

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

    Financial Instruments

    The carrying amount of the Company’s financial instruments, which include cash equivalents, receivables and accounts payable, and equity investments approximates their fair values at December 31, 2024 and 2023. For additional information on the Company’s fair value measurements, see Note 9 to the Consolidated Financial Statements.

    Convertible Senior Notes

The Company records the principal amount of its convertible notes (the "Notes") as a liability. Issuance costs attributable to the Notes are being amortized on a straight-line basis over the respective terms of the Notes and are presented as a direct deduction from current portion of convertible debt, net and convertible debt, net, noncurrent in the Consolidated Balance Sheets.

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

Subscription revenue

    Subscription revenue primarily consists of subscription fees that give customers access to one or more of the Company's cloud applications with related customer support. The Company generally recognizes subscription revenue ratably over the contractual term of the arrangement beginning with commencement of service. Subscription revenue related to certain offerings, where the overage fees are based on a number of transactions, are recognized on an expected value basis. The Company's subscription contracts do not provide customers with the right to take possession of the software supporting the
12

service and, as a result, are accounted for as service contracts. The Company's subscription contracts are generally one to five years in length and primarily billed annually in advance.

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

Disaggregation of revenue

    The Company categorizes revenue from external customers by geographic area based on the location of the customer's headquarters. For additional information regarding the Company's revenue by geography, see Note 17 to the Consolidated Financial Statements.

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

13

The Company issues common stock from its pool of authorized stock upon exercise of stock options, settlement of SARs and MSUs or upon vesting of RSUs.

In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of PROS Florida LLC (formerly EveryMundo, LLC, and hereafter "EveryMundo").

As part of the EveryMundo acquisition in November 2021, the purchase agreement included equity consideration of 273,120 shares of the Company's common stock to be issued to the recipients contingent on their employment with the Company during a two-year period. Based on the underlying agreements, this portion of the consideration was determined to represent post-combination noncash share-based compensation expense from an accounting perspective as opposed to purchase consideration. The equity consideration stock awards were fully vested and expensed as of December 31, 2023.
The following table presents the number of awards outstanding for each award type as of December 31, 2024 and 2023 (in thousands):

	December 31,
Award type	2024	2023
Restricted stock units (time-based)	2,660	2,767
Market stock units	439	358

Restricted stock units. The fair value of the RSUs (time-based) is based on the closing price of the Company’s stock on the date of grant and is amortized over the vesting period.
Market stock units. MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Russell 2000 Index ("Index") over a 3-year period ending December 31, 2025, December 31, 2026 and December 31, 2027 ("Performance Period"), respectively. The MSUs will vest on January 31, 2026, January 31, 2027 and January 31, 2028, respectively. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted based on the average price of the Company's common stock relative to the Index during the Performance Period. The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatility of the Company’s stock and the Index, its risk-free interest rate and expected dividends. The Company’s expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period.

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
At December 31, 2024, there were an estimated $71.5 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years. For further discussion of the Company’s noncash share-based compensation plans, see Note 12 to the Consolidated Financial Statements.

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
The Company accounts for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with the income tax topic of the ASC issued by the FASB. This interpretation requires companies to use a
14

prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company recognizes accrued interest and penalties related to income taxes, if any, as a component of income tax expense. For additional information regarding the Company’s income taxes, see Note 13 to the Consolidated Financial Statements.
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

Earnings Per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units, market stock units and equity consideration. When the Company incurs a net loss, the effect of the Company's outstanding restricted stock units, market stock units, equity consideration and convertible notes are not included in the calculation of diluted earnings (loss) per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are identical.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and other segment items on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new standard in the fourth quarter of 2024, see Note 17 to the Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

    With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024, that are of significance or potential significance to the Company.
3. Trade and Other Receivables, Net

Accounts receivable at December 31, 2024 and 2023, consists of the following (in thousands):
15

	December 31,
	2024	2023
Accounts and other receivables	$58,655	$41,826
Contract assets and unbilled receivables	7,249	7,806
Total receivables	65,904	49,632
Less: Allowance for credit losses	(922)	(574)
Trade and other receivables, net	$64,982	$49,058

The bad debt (recovery) expense reflected in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022, totaled approximately $0.3 million, zero and $(0.3) million, respectively.
4. Deferred Costs

    Deferred costs, which primarily consist of capitalized sales commissions, were $16.1 million and $15.1 million as of December 31, 2024 and 2023, respectively. Amortization expense for the deferred costs was $4.6 million, $5.7 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
5. Deferred Implementation Costs

    Deferred implementation costs, which relate to certain customer contract fulfillment costs, were $0.7 million and $1.0 million as of December 31, 2024 and 2023, respectively. Amortization expense for the deferred implementation costs was $0.5 million, $0.8 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
6. Property and Equipment, Net
Property and equipment, net as of December 31, 2024 and 2023 consists of the following:

		December 31,
	Estimated useful life	2024	2023
Furniture and fixtures	5-10 years	$6,108	$6,300
Computers and equipment	3-5 years	5,227	14,216
Software	3-6 years	5,558	5,552
Capitalized internal-use software development costs	3 years	10,843	11,879
Leasehold improvements	Shorter of lease term or useful life	20,802	21,727
Property and equipment, gross		48,538	59,674
Less: Accumulated depreciation and amortization		(28,793)	(36,623)
Property and equipment, net		$19,745	$23,051

Depreciation and amortization was approximately $3.7 million, $4.5 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company disposed of approximately $11.0 million, $2.7 million and $3.1 million, respectively, of fully depreciated assets. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.8 million, $0.1 million and zero, respectively, of loss on disposal of assets. The disposal in 2024 related to a lease modification, see Note 7 for additional information. As of December 31, 2024 and 2023, the Company had approximately $6.0 million and $14.6 million, respectively, of fully depreciated assets in use.
During the years ended December 31, 2024 and 2023, the Company capitalized immaterial amounts of internal-use software development costs related to its subscription solutions. As of December 31, 2024 and 2023, $10.8 million and $11.9 million, respectively, of capitalized internal-use software development costs were subject to amortization and $10.7 million and $11.8 million, respectively, of capitalized internal-use software development costs were included in accumulated depreciation and amortization for the years ended December 31, 2024 and 2023.
16

The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recorded a $1.6 million impairment charge related to fixed assets. The impairment resulted from the Company's changed intentions for these assets in connection with a new agreement with a software vendor.

7. Leases

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

As of December 31, 2024, the Company did not have any finance leases.

    The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$6,548	$6,684	$8,576
Variable lease cost	5,064	5,408	4,264
Sublease income	(48)	(285)	(222)
Total lease cost	$11,564	$11,807	$12,618

Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Cash paid for operating lease liabilities	$7,335	$8,673	$8,423
Right-of-use asset obtained in exchange for operating lease liability	$5,976	$3,207	$787

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	7.5 years	8.4 years
Weighted average discount rate:
Operating leases	6.12%	8.13%

In December 2024 and 2023, the Company modified an existing operating lease to add one year to the original lease term. The modification resulted in an increase in the related right-of-use asset and corresponding lease liability of $3.4 million in 2024 and $2.4 million in 2023.

In February 2024, an existing operating lease was modified due to a reduction of square footage at one of the Company's offices. The result of this modification was an increase in the related right-of-use asset of $2.1 million, an increase in the corresponding lease liability of $1.4 million, and a noncash gain of $0.7 million recorded as a reduction of the lease cost within cost of revenue and operating expenses. In connection with the lease modification, the Company also recorded a loss on disposal of assets of $0.8 million which is included in other income, net in the Consolidated Statements of Comprehensive Loss.

In January 2023 and 2022, an existing operating lease was modified due to a change in future payments. The result of the 2023 modification was a decrease in the related right-of-use asset and corresponding lease liability of $1.0 million and the result of the 2022 modification was a decrease in the related right-of-use asset and corresponding lease liability of $2.7 million.
17

    As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2025	$7,827
2026	3,900
2027	3,808
2028	3,861
2029	3,913
Thereafter	14,486
Total operating lease payments	37,795
Less: Imputed interest	(7,698)
Total operating lease liabilities	$30,097
8. Goodwill and Intangible Assets

    The change in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, was as follows (in thousands):

Balance as of December 31, 2022	$107,561
Foreign currency translation adjustments	299
Balance as of December 31, 2023	107,860
Foreign currency translation adjustments	(582)
Balance as of December 31, 2024	$107,278

    The goodwill balance related to PROS France is denominated in Euros and the goodwill balance related to PROS Travel Commerce, Inc. (formerly Vayant Travel Technologies, Inc.), Pros Travel Retail SAS (formerly Travelaer SAS) and EveryMundo is denominated in U.S. dollars.

    Intangible assets consisted of the following as of December 31, (in thousands):

		December 31, 2024
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$41,861	$37,055	$4,806
Maintenance relationships	8	3,327	3,327	—
Customer relationships	5	17,880	16,933	947
Trade name	8	2,100	809	1,291
Acquired technology	2	1,925	1,925	—
Total		$67,093	$60,049	$7,044
*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2024.

		December 31, 2023
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Developed technology	6	$42,394	$34,314	$8,080
Maintenance relationships	8	3,424	3,424	—
Customer relationships	5	17,926	15,881	2,045
Trade name	8	2,100	547	1,553
Acquired technology	2	1,925	1,925	—
Total		$67,769	$56,091	$11,678
18

*Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, had an immaterial impact on intangible assets as of December 31, 2023.

    Intangible asset amortization expense for the years ended December 31, 2024, 2023 and 2022 was $4.6 million, $6.2 million and $9.8 million, respectively. As of December 31, 2024, the expected future amortization expense for the acquired intangible assets for each of the five succeeding years and thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2025	$3,736
2026	2,533
2027	263
2028	263
2029	249
Thereafter	—
Total amortization expense	$7,044
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

A portion of the Company’s existing cash and cash equivalents are invested in short-term interest-bearing obligations with original maturities less than 90 days, principally various types of treasury funds, money market funds and deposits in banks. The Company does not enter into investments for trading or speculative purposes.

At December 31, 2024 and 2023, the Company had approximately $149.5 million and $153.2 million, respectively, invested in treasury funds, money market funds, and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosure."

The fair value of the Company's Notes is classified in the level 2 hierarchy. See Note 14 for further detail regarding the Notes.

As of December 31, 2024 and 2023, the Company had $8.0 million of equity securities in privately held companies and a venture fund, which are included in other assets, noncurrent in the Consolidated Balance Sheets. These investments are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. The Company estimates the fair value of its equity investments by considering available information such as pricing in recent rounds of financing and any other readily available market data, which represents level 3 in the fair value hierarchy. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and if a qualitative assessment indicated that the investment is impaired.

19

During the fourth quarter of 2023 and the third quarter of 2022, the Company identified observable price changes related to an equity investment without a readily determinable fair value and recorded non-cash gains of $0.8 million and $3.3 million, respectively, in other income, net in the Consolidated Statements of Comprehensive Loss. During the fourth quarter of 2022, the Company identified an observable price change related to another equity investment. The change was determined to be a decrease in fair value below the carrying cost of the equity investment and the Company recorded an impairment loss of $2.0 million in other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2024 and 2023, the Company determined there were no impairments on its equity investments.
10. Deferred Revenue and Performance Obligations

    Deferred Revenue

    For the years ended December 31, 2024 and 2023, the Company recognized approximately $119.7 million and $110.1 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to subscription services, maintenance and support, and other services.

    Performance Obligations

    As of December 31, 2024, the Company expects to recognize approximately $475.7 million of revenue from remaining performance obligations. The Company expects to recognize revenue on approximately $246.7 million of these performance obligations over the next 12 months, with the balance recognized thereafter.
11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(20,475)	$(56,354)	$(82,246)
Denominator:
Weighted average shares (basic)	47,116	46,155	45,269
Dilutive effect of potential common shares	—	—	—
Weighted average shares (diluted)	47,116	46,155	45,269
Basic loss per share	$(0.43)	$(1.22)	$(1.82)
Diluted loss per share	$(0.43)	$(1.22)	$(1.82)

    Dilutive potential common shares consist of shares issuable upon the vesting of RSUs, MSUs and equity consideration. Potential common shares determined to be antidilutive and excluded from diluted weighted average shares outstanding were approximately 1.9 million, 1.5 million and 2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Potential common shares related to the Notes determined to be antidilutive and excluded from diluted weighted average shares outstanding were 6.5 million, 6.0 million and 5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
12. Noncash Share-Based Compensation

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

As of December 31, 2024, the Company had outstanding equity awards to acquire 3,089,202 shares of its common stock held by the Company’s employees, directors and consultants under the 2017 Stock Plan (assuming MSU performance at
20

100% of the MSUs initially granted), and inclusive of 2,650,495 RSUs and 438,707 MSUs. As of December 31, 2024, 3,232,207 shares remain available for grant under the 2017 Stock Plan. As of December 31, 2024, there were no options, SARs, restricted stock awards or phantom stock issued under the 2017 Stock Plan.

Inducement awards. In November 2021, the Company granted inducement awards in an aggregate amount of 332,004 shares in accordance with NYSE Rule 303A.08. These inducement awards were in the form of RSUs granted to certain new employees in connection with the acquisition of EveryMundo. As of December 31, 2024, the Company had 9,224 outstanding equity inducement awards (the inducement awards, together with the 2017 Stock Plan are referred to as the "Stock Plans").

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

Noncash share-based compensation expense is allocated to expense categories on the Consolidated Statements of Comprehensive Loss. The following table summarizes noncash share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Share-based compensation:
Cost of revenue	$4,576	$3,923	$3,898
Operating expenses:
Selling and marketing	9,209	11,834	12,360
Research and development	8,799	10,524	12,496
General and administrative	18,170	16,076	13,960
Total included in operating expenses	36,178	38,434	38,816
Total share-based compensation expense	$40,754	$42,357	$42,714

At December 31, 2024, there were an estimated $71.5 million of total unrecognized compensation costs related to noncash share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

RSUs (time-based)

The Company has granted time-based RSUs under the Stock Plans. Time-based RSUs granted to employees and consultants have historically vested in equal annual installments over a one to four-year period from the grant date. RSUs granted to employees and consultants since 2022 vest 25% after one year and in equal quarterly installments for the remaining term of the award which is typically three additional years. RSUs granted to independent directors vest upon the earlier of one year from the date of grant or the next annual meeting of stockholders.

The following table summarizes the Company's unvested time-based RSUs as of December 31, 2024, and changes during the year then ended (number of shares in thousands):

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Unvested at December 31, 2023	2,767	$30.50
Granted	1,618	32.61
Vested	(1,197)	31.58
Forfeited	(528)	31.14
Unvested at December 31, 2024	2,660	$31.17	2.47

21

The weighted average grant-date fair value of the time-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $32.61, $25.82 and $30.03, respectively. The total fair value as of the respective vesting date of time-based RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $36.7 million, $27.0 million and $24.6 million, respectively.

MSUs

In 2022, 2023 and 2024, the Company granted MSUs under the Stock Plans to certain executive employees. The MSUs are performance-based awards that vest based upon the Company’s relative shareholder return. The actual number of MSUs that will be eligible to vest is based on the total shareholder return of the Company relative to the total shareholder return of the Index over the 3-year Performance Period. The 2022 MSUs will vest on January 31, 2025, the 2023 MSUs will vest on January 31, 2026 and the 2024 MSUs will vest on January 31, 2027. The MSUs maximum number of shares issuable upon vesting is 200% of the MSUs initially granted. The following table summarizes the Company's MSUs activity for the year ended December 31, 2024 (number of shares in thousands):

	Number of unvested awards	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Unvested at December 31, 2023	358	$38.21
Granted	180	39.95
Vested	(30)	50.05
Forfeited	(69)	50.05
Expired	—	—
Unvested at December 31, 2024	439	$36.25	1.23

The total fair value as of the respective vesting date of the MSUs vested during the years ended December 31, 2024, 2023 and 2022 was $1.0 million, zero and zero, respectively.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The determination of the fair value of the MSUs is affected by the Company's stock price and a number of assumptions including the expected volatilities of the Company's stock and the Index, its risk-free interest rate and expected dividends. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and the Index over the Performance Period. The Company did not estimate a forfeiture rate for the MSUs due to the limited size, the vesting period and nature of the grantee population. Significant weighted average assumptions used in the Monte Carlo simulation model for MSUs granted during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Volatility	51.24%	63.26%	54.50%
Risk-free interest rate	4.14%	3.76%	1.20%
Expected award life in years	2.90	2.97	2.97
Dividend yield	—%	—%	—%

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the year ended December 31, 2024, the Company issued 83,706 shares under the ESPP. As of December 31, 2024, 199,411 shares remain authorized and available for issuance under the ESPP. As of December 31, 2024, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued liabilities in the Company's Consolidated Balance Sheet.
22

13. Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State and Foreign	1,314	933	932
	1,314	933	932
Deferred:
Federal	—	—	—
State	—	—	—
Income tax provision	$1,314	$933	$932

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the years ended December 31, 2024, 2023 and 2022, respectively, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision at the U.S. federal statutory rate	$(4,024)	$(11,639)	$(17,076)
Increase (decrease) resulting from:
Nondeductible expenses	1,059	622	215
Statutory to GAAP income adjustment	(34)	28	238
Noncash share-based compensation	2,225	3,221	3,971
Other	275	117	(64)
Foreign withholding taxes	792	705	506
Cancellation of debt income	—	2,272	—
Incremental benefits for tax credits	(1,776)	(1,599)	(1,976)
Change in tax rate/income subject to lower tax rates	(61)	3,208	(865)
Change related to prior tax years	(751)	(774)	(662)
Change in valuation allowance	3,609	4,772	16,645
Income tax provision	$1,314	$933	$932

The Company’s effective tax rate was (7)%, (2)% and (1)% for the years ended December 31, 2024, 2023 and 2022, respectively.
23

The tax effects of temporary differences and other tax attributes that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Noncurrent deferred taxes:
Property and equipment	$(374)	$(869)
Noncash share-based compensation	2,729	3,363
Disallowed interest expense	4,961	7,347
Amortization	1,345	1,850
Operating lease right-of-use assets	(8,821)	(8,818)
Operating lease liabilities	11,830	12,312
R&E tax credit carryforwards	20,060	18,461
Capitalized research and development expenses	32,642	22,575
Deferred revenue	1,240	849
Federal Net Operating Losses ("NOLs")	83,875	90,964
State NOLs	2,244	2,267
State R&E tax credits	4,157	4,157
Foreign NOLs	17,184	15,132
Foreign tax credit carryforward	1,600	2,033
Other	(2,659)	(3,814)
Total noncurrent deferred tax assets	172,013	167,809
Less: Valuation allowance	(171,832)	(167,632)
Total net deferred tax asset	$181	$177

The net deferred tax asset is included in other assets, noncurrent in the accompanying Consolidated Balance Sheets.

The Company continues to record a valuation allowance against its U.S. federal, U.S. state, and France net deferred tax balances. This valuation allowance is evaluated periodically and will be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In performing the analysis throughout 2024, the Company determined there was no sufficient positive evidence to outweigh the current and historic negative evidence to determine that it was more likely than not that the deferred assets would not be realized. Therefore, the Company continues to have a valuation allowance against net deferred tax assets as of December 31, 2024 and 2023.

The U.S. federal net operating losses, R&E tax credit and U.S. foreign tax credit carryforward amount available to be used in future periods, taking into account the Internal Revenue Code Section 382 ("Section 382") annual limitation and current year losses, is approximately $399.4 million, $24.2 million and $1.6 million, respectively. The Company’s net operating losses will begin to expire in 2034, R&E credits will begin to expire in 2031 and foreign tax credits began to expire in 2022. The U.S. net operating losses generated after January 1, 2018 have no expiration. Also included in foreign net operating losses are $68.7 million of French carryforwards which have no expiration.

The Company has federal and state net operating loss carryforwards related to current and prior year operations and acquisitions. Section 382 places certain limitations on the annual amount of U.S. net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes the past acquisitions were changes in ownership pursuant to Section 382, however, the federal acquired net operating losses are not subject to limitations. According to French tax law, the net operating loss carryforwards are not subject to ownership change limitations.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes or non-U.S. withholding taxes has been provided thereon. The cumulative amount of positive undistributed earnings of the Company’s non-U.S. subsidiaries, if any, was minimal for the years ended December 31, 2024 and 2023. The Company is presently investing in international operations located in Europe, North America, United Arab Emirates, Australia, Hong Kong and Singapore. The Company is funding the working capital needs of its
24

foreign operations through its U.S. operations. In the future, the Company plans to utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.

For the years ended December 31, 2024, 2023 and 2022, the Company had no balance in its reserve for unrecognized tax benefits. The Company continually monitors tax positions and will evaluate if any new positions need to be added during the next twelve months.

The Company has received notification of a U.S. income tax audit for the calendar year 2022. The Company is currently under an income tax audit in Bulgaria for the calendar year 2018. No material taxes are expected to arise from the audits. The Company files tax returns in the U.S. and various foreign jurisdictions. The Company may be subject to U.S. federal income tax examination for the calendar years 2014 through 2023, France tax examination for the calendar years 2022 through 2024, and state and foreign income tax examination for various years depending on the statute of limitation of those jurisdictions.
14. Convertible Senior Notes

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

The interest rate for the 2024 Notes was fixed at 1% per annum and interest was payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2019. The interest rate for the 2027 Notes is fixed at 2.25% per annum and interest is payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021.

Each $1,000 of principal of the 2024 Notes was initially to be convertible into 15.1394 shares of the Company’s common stock, which was equivalent to an initial conversion price of approximately $66.05 per share. Each $1,000 of principal of the 2027 Notes will initially be convertible into 23.9137 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $41.82 per share. The initial conversion price for each of the Notes is subject to adjustment upon the occurrence of certain specified events.

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
25

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

Although the Exchange was not completed until October 10, 2023, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2024 Notes subject to the Exchange, and therefore was required to be accounted for as an extinguishment transaction in August 2023. The Company derecognized the portion of the carrying value of the 2024 Notes to be exchanged and recorded the new debt resulting from the substantial modification of terms at fair value as of August 23, 2023, which was approximately $123.3 million, and recorded a $1.8 million loss on debt extinguishment in the third quarter of 2023. The loss on debt extinguishment was included in other income, net in the Consolidated Statements of Comprehensive Loss.

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

On October 10, 2023, the Company settled the exchange agreements for the exchange of $122.0 million aggregate principal amount of its outstanding 2024 Notes for newly issued $116.8 million aggregate principal amount of its outstanding 2027 Notes. Following the settlement of the Exchange, $21.7 million in aggregate principal amount of the 2024 Notes and $266.8 million in aggregate principal amount of the 2027 Notes remained outstanding with terms unchanged as of December 31, 2023. The 2027 Notes issued in the Exchange constitute a further issuance of, and form a single series and will be fungible with, the existing 2027 Notes. The effective interest rate related to the amortization of the premium on the 2027 Notes issued in the Exchange was 2.14%. The Company incurred debt issuance costs of $2.2 million related to the Exchange which was recorded in convertible debt, net during the year ended December 31, 2023.

As of December 31, 2024, the 2027 Notes are not yet convertible, and their remaining life is approximately 33 months.
As of December 31, 2024 and 2023, the fair value of the principal amount of the Notes was $250.5 million and $320.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Principal	$266,816	$288,529
Debt premium, net of amortization	7,092	9,776
Debt issuance costs, net of amortization	(3,111)	(4,313)
Net carrying amount	$270,797	$293,992

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Coupon	$6,078	$5,145	$4,813
Amortization of debt issuance costs	1,202	1,349	1,491
Amortization of debt premium	(2,684)	(612)	—
Total	$4,596	$5,882	$6,304

    Capped Call Transactions

In May 2019 and in September 2020, in connection with the offering of the 2024 and 2027 Notes, respectively, the Company entered into privately negotiated capped call transactions (collectively, the "Capped Call") with certain option counterparties. The Capped Call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Capped Call transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of Notes, and to effectively increase the overall conversion price of the 2024 Notes from $66.05 to $101.62 per share and for the 2027 Notes from $41.82 to $78.90 per share. As the Capped Call transactions meet certain accounting criteria, they are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of the Capped Call was $16.4 million and $25.3 million for the 2024 and 2027 Notes, respectively, and was recorded as part of additional paid-in capital. On May 15, 2024, the 2024 Notes matured and the Capped Call associated with the 2024 Notes expired unexercised. The expiration of the 2024 Notes Capped Call did not have an impact on the Consolidated Financial Statements.

In August 2023, in connection with the Exchange, the Company entered into additional capped call transactions (the “Additional Capped Call”) with certain option counterparties. The Company agreed to pay a premium to the option counterparties for the Additional Capped Call for an amount to be determined based on the volume-weighted average trading price of the Company’s common stock over a thirty-day reference period beginning August 24, 2023. The conversion price of the Additional Capped Call is the same as the 2027 Notes Capped Call above. Initial funding of the Additional Capped Call occurred in the third quarter of 2023. The Additional Capped Call had a deferred premium component indexed to the Company's stock price and required to be settled in cash, and therefore the Additional Capped Call was a derivative instrument that, at inception, did not meet the qualifications for equity classification. On October 10, 2023, the Company settled the deferred premium on the Additional Capped Call resulting in a final value of $22.2 million. As a result of the final remeasurement of the derivative asset, the Company recorded a derivative loss of $0.6 million for the year ended December 31, 2023, which was included in other income, net in the Consolidated Statements of Comprehensive Loss. Once the deferred premium was settled, the instrument met the requirements for equity classification and the Company reclassified the Additional Capped Call to additional paid-in capital on the Consolidated Balance Sheet.
15. Credit Facility
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

The Credit Agreement contains affirmative and negative covenants, including covenants which restrict the ability of the Company to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement also has a depository condition which requires the Company to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount has been included in restricted cash in the Consolidated Balance Sheets. As of December 31, 2024, the Company was in compliance with all financial covenants and the depository condition in the Credit Agreement.

As of December 31, 2024 and 2023, $0.4 million and $0.7 million, respectively, of unamortized debt issuance costs related to the Credit Agreement are included in prepaid and other current assets and other assets, noncurrent in the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, the Company recorded $0.3 million and $0.1 million, respectively, of amortization of debt issuance costs which are included in other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2024, the Company had no outstanding borrowings under the Credit Agreement.
16. Commitments and Contingencies
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

Purchase Commitments

The purchase commitments consist of agreements to purchase goods and services entered into the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of December 31, 2024 (in thousands). The table below includes a multi-year contract with an obligation to spend $98.5 million by November 2026. The timing of the related payments presented below is based on management's estimate as to when those contractual commitments will be satisfied.

Year Ending December 31,	Amount
2025	$50,846
2026	54,585
2027	1,392
2028	1,482
2029	1,226
Thereafter	—
Total	$109,531

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
17. Segment and Geographic Information

The Company operates as one operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM uses consolidated net loss to measure segment profit or loss, assess financial performance, and allocate resources. Net loss is used by the CODM to evaluate budget vs. actual results. In addition, the CODM reviews and utilizes functional expenses (cost of subscription revenues, cost of maintenance and support revenues, cost of services revenue, selling and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items comprise all other lines included in consolidated net loss reflected in the Consolidated Statements of Comprehensive Loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Revenue and Long-Lived Assets by Geography

The Company presents financial information on a consolidated basis and does not assess the profitability of its geographic regions. Accordingly, the Company does not attempt to comprehensively assign or allocate costs to these regions and does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. The Company's long-lived assets are located primarily in the U.S.

International revenue for the years ended December 31, 2024, 2023 and 2022, amounted to approximately $216.9 million, $196.7 million and $177.8 million, respectively, representing 66%, 65% and 64%, respectively, of annual revenue.
The following geographic information is presented for the years ended December 31, 2024, 2023 and 2022 (in thousands). The Company categorizes geographic revenues based on the location of the customer’s headquarters.

	Year Ended December 31,
	2024		2023		2022
	Revenue	Percent	Revenue	Percent	Revenue	Percent
The Americas:
United States of America	$113,508	34%	$107,004	35%	$98,361	36%
Other	32,787	10%	27,239	9%	25,137	9%
Subtotal	146,295	44%	134,243	44%	123,498	45%
Germany	33,698	10%	27,574	9%	26,202	9%
The rest of Europe	69,288	21%	71,896	24%	57,283	21%
Asia Pacific	43,794	13%	39,454	13%	41,055	15%
The Middle East	34,816	11%	28,040	9%	26,395	9%
Africa	2,481	1%	2,501	1%	1,704	1%
Total revenue	$330,372	100%	$303,708	100%	$276,137	100%
18. Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company's deposits exceed federally insured limits. For the year ended December 31, 2024, no customer accounted for 10% or more of trade accounts receivables. For the years ended December 31, 2024, 2023 and 2022, no single customer accounted for 10% or more of revenue.
19. Related-Party Transactions

The Company currently has employment agreements with its executive officers. In the event of termination of employment other than for cause, the employment agreements provide separation benefits, including twelve to eighteen months of salary, as well as the vesting of certain equity awards.
20. Employee Retirement Savings Plan

The Company has a 401(k) savings plan for all eligible employees in the United States. Historically, the Company’s matching contribution has been 50% of the first 8% of employee contributions, and the Company may also make discretionary contributions. In April 2023, the Company's matching contribution changed to 50% of the first 4% of employee contributions only for the duration of the year ended December 31, 2023. Matching contributions by the Company in 2024, 2023 and 2022 totaled approximately $3.5 million, $2.7 million and $3.9 million, respectively.

21. Severance and Other Related Costs

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

22. Other Income, Net

Other income, net consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income (expense), net	$6,220	$7,728	$2,333
Foreign currency (loss) gain, net	(1,329)	(1,124)	(613)
Gain/(loss) on equity investments, net (2)	—	828	1,308
Loss on derivatives (1)	—	(4,489)	—
Loss on debt extinguishment (1)	—	(1,779)	—
Other (3)	(434)	(101)	56
Total other income, net	$4,457	$1,063	$3,084
(1) Losses were recognized in connection with the Notes Exchange, see Note 14.
(2) See Note 9 for additional detail on the gain (loss) on equity investments, net.
(3) Includes loss on disposal of assets of $0.8 million related to a lease modification in the first quarter of 2024, see Note 7.

Schedule II
Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Other (2)	Balance at end of period
Allowance for credit losses
2024	$574	$452	$(104)	$—	$922
2023	$609	$114	$(149)	$—	$574
2022	$1,206	$552	$(1,149)	$—	$609
Valuation allowance
2024	$167,632	$3,609	$—	$591	$171,832
2023	$165,671	$4,772	$—	$(2,811)	$167,632
2022	$146,832	$16,645	$—	$2,194	$165,671
(1) Deductions column represents the reversal of additions previously charged to costs and expenses and uncollectible accounts written off, net of recoveries.
(2) Other column represents the cumulative translation adjustment impact on the allowance.
31

Exhibit Index

Exhibit		Provided	Incorporated by Reference
No.	Description	Herewith	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		S-1/A	6/15/2007

3.2	Amended and Restated Bylaws.		8-K	4/29/2020

4.1	Specimen certificate for shares of common stock.		S-1/A	6/11/2007

4.2	Indenture, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.3	Global Note, dated May 7, 2019 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	5/7/2019

4.4	Indenture, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.5	Global Note, dated September 15, 2020 between Registrant and Wilmington Trust, National Association, as trustee.		8-K	9/16/2020

4.6	Form of 2.250% Convertible Senior Notes due 2027		8-K	10/10/2023

4.7	Description of Registered Securities.		10-K	2/19/2020

4.8	Credit Agreement dated as of July 21, 2023 between Registrant, the guarantors, and Texas Capital Bank, as administrative agent (certain information redacted).		8-K	7/21/2023

10.1+	Amended and Restated 2017 Equity Incentive Plan, as amended.		DEF-14A	3/31/2023

10.2+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.3+	Form of Notice of Grant of Market Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2025).	X

10.4+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan.		10-Q	8/3/2017

10.5+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2021).		10-K	2/12/2021

10.6+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2022)		10-K	2/18/2022

10.7+	Form of Notice of Grant of Restricted Stock Units and Award Agreement under the 2017 Equity Incentive Plan (Form adopted in 2025).	X

10.8+	2013 Employee Stock Purchase Plan, as amended.		DEF-14A	4/2/2021

10.9	Office Lease Agreement, dated November 30, 2018, by and between PROS, Inc., and Thor Kirby 3 Group, LLC.		8-K	12/4/2018

10.10+	Second Amended and Restated Employment Agreement, dated December 3, 2018, by and between PROS, Inc., Registrant, and Andres D. Reiner.		8-K	12/4/2018

10.11+	Amended and Restated Employment Agreement, dated November 8, 2023, by and between PROS, Inc., Registrant, and Stefan B. Schulz.		10-K	2/14/2024

10.12+	Employment Agreement, dated April 18, 2024, by and between PROS, Inc., Registrant and Todd McNabb.		8-K	4/18/2024

10.13+	Form of Indemnification Agreement to be entered into among Registrant, its affiliates and its directors and officers.		10-K	2/15/2017

10.14	Form of Base Capped Call Confirmation.		8-K	5/7/2019

10.15	Form of Additional Capped Call Confirmation.		8-K	5/7/2019

10.16	Form of Base Capped Call Confirmation.		8-K	9/16/2020

10.17	Form of Additional Capped Call		8-K	8/24/2023

19.1	Insider Trading Policy	X

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP.	X

24.1*	Power of Attorney.	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation		10-K	2/14/2024

Exhibit No.	Description
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Reference is made to page F-35 of this Annual Report on Form 10-K.
**	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K summary

    Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.
33

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2025.

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

Signatures	Title	Date

/s/ Andres Reiner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 12, 2025
Andres Reiner

/s/ Stefan Schulz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Stefan Schulz
/s/ Scott Cook	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Scott Cook

/s/ William Russell	Chairman of the Board	February 12, 2025
William Russell

/s/ Jennifer Biry	Director	February 12, 2025
Jennifer Biry

/s/ Raja Hammoud	Director	February 12, 2025
Raja Hammoud

/s/ Leland T. Jourdan	Director	February 12, 2025
Leland T. Jourdan

/s/ Catherine Lesjak	Director	February 12, 2025
Catherine Lesjak

/s/ Greg B. Petersen	Director	February 12, 2025
Greg B. Petersen

/s/ John Strosahl	Director	February 12, 2025
John Strosahl

/s/ Timothy V. Williams	Director	February 12, 2025
Timothy V. Williams

