Form 10-Q
period 2025-03-31
PROS Holdings, Inc.
filed 2025-05-01
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 47,852,469 as of April 23, 2025.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$160,023	$161,983
Trade and other receivables, net of allowance of $991 and $922, respectively	68,936	64,982
Deferred costs, current	4,757	4,634
Prepaid and other current assets	10,346	7,517
Total current assets	244,062	239,116
Restricted cash	10,000	10,000
Property and equipment, net	18,870	19,745
Operating lease right-of-use assets	19,579	16,066
Deferred costs, noncurrent	12,408	11,515
Intangibles, net	6,071	7,044
Goodwill	107,224	107,278
Other assets, noncurrent	8,945	9,138
Total assets	$427,159	$419,902
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$5,314	$8,589
Accrued liabilities	15,827	14,085
Accrued payroll and other employee benefits	15,321	27,117
Operating lease liabilities, current	6,024	6,227
Deferred revenue, current	146,113	130,977
Total current liabilities	188,599	186,995
Deferred revenue, noncurrent	5,033	5,438
Convertible debt, net	270,424	270,797
Operating lease liabilities, noncurrent	27,347	23,870
Other liabilities, noncurrent	1,569	1,505
Total liabilities	492,972	488,605
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 52,477,489 and 52,083,732 shares issued, respectively; 47,796,766 and 47,403,009 shares outstanding, respectively	52	52
Additional paid-in capital	641,750	634,212
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(671,416)	(667,727)
Accumulated other comprehensive loss	(6,352)	(5,393)
Total stockholders' (deficit) equity	(65,813)	(68,703)
Total liabilities and stockholders' (deficit) equity	$427,159	$419,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$70,830	$64,349
Maintenance and support	2,730	3,595
Total subscription, maintenance and support	73,560	67,944
Services	12,762	12,744
Total revenue	86,322	80,688
Cost of revenue:
Subscription	14,549	14,613
Maintenance and support	1,701	1,862
Total cost of subscription, maintenance and support	16,250	16,475
Services	11,682	12,358
Total cost of revenue	27,932	28,833
Gross profit	58,390	51,855
Operating expenses:
Selling and marketing	24,008	22,682
Research and development	22,607	24,413
General and administrative	15,600	15,062
Loss from operations	(3,825)	(10,302)
Convertible debt interest and amortization	(1,128)	(1,202)
Other income, net	1,912	458
Loss before income tax provision	(3,041)	(11,046)
Income tax provision	648	311
Net loss	$(3,689)	$(11,357)

Net loss per share:
Basic and diluted	$(0.08)	$(0.24)
Weighted average number of shares:
Basic and diluted	47,650	46,817
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(959)	$(173)
Other comprehensive loss, net of tax	(959)	(173)
Comprehensive loss	$(4,648)	$(11,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(3,689)	$(11,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,858	2,204
Amortization of debt premium and issuance costs	(303)	(284)
Share-based compensation	10,669	12,700
Provision for credit losses	154	149
Gain on lease modification	—	(697)
Loss on disposal of assets	—	774
Changes in operating assets and liabilities:
Trade and other receivables	(4,302)	(2,098)
Deferred costs	(1,016)	606
Prepaid expenses and other assets	(2,766)	1,070
Operating lease right-of-use assets and liabilities	(209)	(848)
Accounts payable and other liabilities	(3,701)	(637)
Accrued liabilities	1,708	2,327
Accrued payroll and other employee benefits	(11,775)	(16,611)
Deferred revenue	14,587	8,058
Net cash provided by (used in) operating activities	1,215	(4,644)
Investing activities:
Purchases of property and equipment	(103)	(223)
Capitalized internal-use software development costs	—	(17)
Investment in equity securities	—	(113)
Proceeds from equity securities	118	—
Net cash provided by (used in) investing activities	15	(353)
Financing activities:
Proceeds from employee stock plans	1,030	1,024
Tax withholding related to net share settlement of stock awards	(4,161)	(8,338)
Net cash used in financing activities	(3,131)	(7,314)
Effect of foreign currency rates on cash	(59)	(13)
Net change in cash, cash equivalents and restricted cash	(1,960)	(12,324)
Cash, cash equivalents and restricted cash:
Beginning of period	171,983	178,747
End of period	$170,023	$166,423

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$160,023	$156,423
Restricted cash	10,000	10,000
Total cash, cash equivalents and restricted cash	$170,023	$166,423

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$24	$119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	47,403,009	$52	$634,212	4,680,723	$(29,847)	$(667,727)	$(5,393)	$(68,703)
Stock awards net settlement	338,585	—	(4,161)	—	—	—	—	(4,161)
Proceeds from employee stock plans	55,172	—	1,030	—	—	—	—	1,030
Noncash share-based compensation	—	—	10,669	—	—	—	—	10,669
Other comprehensive loss	—	—	—	—	—	—	(959)	(959)
Net loss	—	—	—	—	—	(3,689)	—	(3,689)
Balance at March 31, 2025	47,796,766	$52	$641,750	4,680,723	$(29,847)	$(671,416)	$(6,352)	$(65,813)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	424,171	1	(8,339)	—	—	—	—	(8,338)
Proceeds from employee stock plans	40,408	—	1,024	—	—	—	—	1,024
Noncash share-based compensation	—	—	12,700	—	—	—	—	12,700
Other comprehensive loss	—	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	—	—	(11,357)	—	(11,357)
Balance at March 31, 2024	46,968,440	$52	$609,469	4,680,723	$(29,847)	$(658,609)	$(5,082)	$(84,017)
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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). They include the results of Pros Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, and stockholders' (deficit) equity for the three months ended March 31, 2025 and 2024.
Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("Annual Report") filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2024 was derived from the Company's audited consolidated financial statements but does not include all disclosures required under GAAP.
Changes in accounting policies
There have been no material changes in the Company’s significant accounting policies and their application as compared to the significant accounting policies described in the Company’s Annual Report.

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $147.6 million and $149.5 million at March 31, 2025 and December 31, 2024, respectively, and were invested in treasury funds, money market funds, and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $17.2 million and $16.1 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense for the deferred costs was $1.1 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $60.3 million and $54.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and related to subscription, maintenance and support, and services.

    Performance obligations

As of March 31, 2025, the Company expects to recognize approximately $488.2 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $250.2 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue yet to be recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three months ended March 31, 2025 and 2024. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended March 31,
	2025		2024
(in thousands)	Revenue	Percent	Revenue	Percent
United States of America	$30,880	36%	$26,933	33%
Europe	25,995	30%	25,671	32%
The rest of the world	29,447	34%	28,084	35%
Total revenue	$86,322	100%	$80,688	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 8 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of March 31, 2025, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$1,631	$2,233
Right-of-use asset obtained in exchange for operating lease liability	$5,000	$2,126

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

As of March 31, 2025, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2025	$6,553
2026	4,860
2027	4,717
2028	4,827
2029	4,828
2030	4,557
Thereafter	11,072
Total operating lease payments	41,414
Less: Imputed interest	(8,043)
Total operating lease liabilities	$33,371

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss	$(3,689)	$(11,357)
Denominator:
Weighted average shares (basic)	47,650	46,817
Dilutive effect of potential common shares	—	—
Weighted average shares (diluted)	47,650	46,817
Basic loss per share	$(0.08)	$(0.24)
Diluted loss per share	$(0.08)	$(0.24)

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares were approximately 2.4 million and 1.5 million for the three months ended March 31, 2025 and 2024, respectively. In addition, potential common shares related to the convertible notes determined to be antidilutive and excluded from diluted weighted average shares were 6.4 million and 6.7 million for the three months ended March 31, 2025 and 2024, respectively.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 7,650,000 shares for issuance. In May 2023, the Company's stockholders approved an amendment to the 2017 Stock Plan increasing the aggregate amount of shares available for issuance to 10,550,000. As of March 31, 2025, 1,545,064 shares remain available for issuance under the 2017 Stock Plan.

    The following table presents the number of shares or units outstanding for each award type as of March 31, 2025 and December 31, 2024 (in thousands):

Award type	March 31, 2025	December 31, 2024
Restricted stock units (time-based)	3,770	2,660
Market stock units	540	439

During the three months ended March 31, 2025, the Company granted 1,686,416 RSUs (time-based) with a weighted average grant-date fair value of $23.77 per share. The Company also granted 217,527 MSUs with a weighted average grant-date fair value of $31.62 to certain executive employees during the three months ended March 31, 2025. These MSUs vest on January 31, 2028, and the actual number of MSUs that will be eligible to vest is based on the percentile of the Company’s total shareholder return ranking relative to the total shareholder return of the comparator companies, as defined in the award agreements, included in the Russell 2000 Index ("Index") over the three-year performance period ending December 31, 2027. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The assumptions used to value the MSUs granted during the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Volatility	51.51%
Risk-free interest rate	4.25%
Expected award life in years	2.96
Dividend yield	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Share-based compensation:
Cost of revenue	$977	$1,068
Operating expenses:
Selling and marketing	2,686	3,628
Research and development	2,352	3,531
General and administrative	4,654	4,473
Total included in operating expenses	9,692	11,632
Total share-based compensation expense	$10,669	$12,700

    At March 31, 2025, the Company had an estimated $106.3 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.9 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three months ended March 31, 2025, the Company issued 55,172 shares under the ESPP. As of March 31, 2025, 144,239 shares remain authorized and available for issuance under the ESPP. As of March 31, 2025, the Company held approximately $0.7 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of March 31, 2025 (in thousands):

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

As of March 31, 2025, the 2027 Notes are not yet convertible and their remaining term is approximately 30 months.

As of March 31, 2025 and December 31, 2024, the fair value of the outstanding principal amount of the Notes in the aggregate was $247.3 million and $250.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal	$266,816	$266,816
Debt premium, net of amortization	6,430	7,092
Debt issuance costs, net of amortization	(2,822)	(3,111)
Net carrying amount	$270,424	$270,797

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Coupon interest	$1,501	$1,555
Amortization of debt issuance costs	289	323
Amortization of debt premium	(662)	(676)
Total	$1,128	$1,202

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments for goods and services, mainly related to infrastructure platforms, business technology software and support, and other services. During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business to the purchase commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10. Segment Information

The Company operates as one operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM uses consolidated net loss to measure segment profit or loss, assess financial performance, and allocate resources. Net loss is used by the CODM to evaluate budget versus actual results. In addition, the CODM reviews and utilizes functional expenses (cost of subscription revenues, cost of maintenance and support revenues, cost of services revenue, selling and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items comprise all other lines included in consolidated net loss reflected in the unaudited condensed consolidated statements of comprehensive loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

11. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income, net	$1,321	$1,762
Foreign currency gain (loss), net	591	(536)
Other (1)	—	(768)
Total other income, net	$1,912	$458
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

Q1 2025 Financial Overview

In the first quarter of 2025, we continued to grow our subscription revenue, increasing subscription revenue by 10% for the three months ended March 31, 2025 as compared to the same period in 2024. Total revenue increased by 7% for the three months ended March 31, 2025, as compared to the same period in 2024.

For the three months ended March 31, 2025, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 85% of total revenue. Our gross revenue retention rates remained above 93% during the twelve months ended March 31, 2025.

In the first quarter of 2025, we continued to improve on our profitability metrics. Our subscription gross profit margin was 79% for the three months ended March 31, 2025 as compared to 77% for the three months ended March 31, 2024 as a result of continued optimization of our cloud infrastructure improving our cost of delivery. Total gross profit margin was 68% for the three months ended March 31, 2025 as compared to 64% for the three months ended March 31, 2024. In addition, our loss from operations decreased by $6.5 million, or 63%, for the three months ended March 31, 2025 as compared to the same period in 2024.

Cash provided by operating activities was $1.2 million for the three months ended March 31, 2025 as compared to cash used in operating activities of $4.6 million for the three months ended March 31, 2024. The improvement was primarily due to a significant reduction in our net loss as well as strong collections during the period.

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic, Regulatory and Geopolitical Environment. The companies we serve continue to navigate a challenging and uncertain macroeconomic, regulatory and geopolitical environment, exacerbated by recent tariff announcements by the United States and its trading counterparts. Macroeconomic factors, such as tariffs, trade restrictions and uncertainty regarding trade policy and tariff rates, risk of recession, persistent inflation, fluctuating interest rates, supply chain disruptions, market volatility, constrained liquidity and other uncertainties, impact our customers' businesses in various ways that are difficult to quantify and predict. Regulatory developments, including emerging AI-specific regulations, increase scrutiny for companies utilizing AI solutions, even when such solutions are compliant with existing frameworks. Geopolitical conflicts, including the ongoing Russia-Ukraine war, Middle East conflicts, and other regional conflicts, exacerbate uncertainty and disrupt global markets. We continue to see these factors and uncertainty regarding the macroeconomic environment drive more measured buying behavior by our customers, including more complex customer review and approval cycles and an emphasis on smaller scope or incrementally scaled initial purchases, with a continued focus on rapid return on investment. We believe these factors require solid execution by our teams to meet our financial guidance and long-term targets.

•Artificial Intelligence. The rapid market interest in generative AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging both generative and other types of AI. The pace of change across industries helps fuel business demand for solutions that help replace manual processes with AI. We have utilized AI in our solutions for years, and our deep experience in the use of AI at scale continues to influence our category-leading solutions. We are also utilizing and considering new ways to expand AI use in our own business to increase the pace of innovation, improve knowledge management, and drive operating efficiency.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	82%	80%
Maintenance and support	3	4
Total subscription, maintenance and support	85	84
Services	15	16
Total revenue	100	100
Cost of revenue:
Subscription	17	18
Maintenance and support	2	2
Total cost of subscription, maintenance and support	19	20
Services	14	15
Total cost of revenue	32	36
Gross profit	68	64
Operating Expenses:
Selling and marketing	28	28
Research and development	26	30
General and administrative	18	19
Total operating expenses	72	77
Convertible debt interest and amortization	(1)	(1)
Other income, net	2	1
Loss before income tax provision	(4)	(14)
Income tax provision	1	—
Net loss	(4)%	(14)%

Revenue:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2025	2024	$	%
Subscription	$70,830	$64,349	$6,481	10%
Maintenance and support	2,730	3,595	(865)	(24)%
Total subscription, maintenance and support	73,560	67,944	5,616	8%
Services	12,762	12,744	18	—%
Total revenue	$86,322	$80,688	$5,634	7%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of customer maintenance churn and existing maintenance customers migrating to our cloud solutions. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue remained relatively unchanged during the period. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, which in turn can vary depending on the mix of new versus existing customer software solution sales. Services revenue is also impacted by the timing of services revenue recognition on certain subscription contracts and efficiencies in our solutions implementations requiring less professional services during a particular period.

Cost of revenue and gross profit:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2025	2024	$	%
Cost of subscription	$14,549	$14,613	$(64)	—%
Cost of maintenance and support	1,701	1,862	(161)	(9)%
Total cost of subscription, maintenance and support	16,250	16,475	(225)	(1)%
Cost of services	11,682	12,358	(676)	(5)%
Total cost of revenue	27,932	28,833	(901)	(3)%
Gross profit	$58,390	$51,855	$6,535	13%

Cost of subscription. Cost of subscription remained relatively unchanged for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our subscription gross profit percentages increased to 79% from 77% for the three months ended March 31, 2025 as compared to the same period in 2024, mainly due to continued optimization of our cloud infrastructure improving our cost of delivery.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower personnel costs as our maintenance customer base has decreased over time. Maintenance and support gross profit percentages were 38% and 48% for the three months ended March 31, 2025 and 2024, respectively. Gross profit percentages decreased in 2025 as compared to prior year primarily due to lower maintenance and support revenue with the cost of maintenance and support being partially fixed.

Cost of services. Cost of services decreased primarily due to a decrease in contract labor and employee-related costs during the three months ended March 31, 2025 as compared to the same period in 2024. Services gross profit percentages improved to 8% from 3% for the three months ended March 31, 2025 as compared to the same period in 2024, mainly due to continued operational efficiencies. Services gross profit percentages may fluctuate due to product/service mix, customer acquisition strategies or investments in growth.

Operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2025	2024	$	%
Selling and marketing	$24,008	$22,682	$1,326	6%
Research and development	22,607	24,413	(1,806)	(7)%
General and administrative	15,600	15,062	538	4%
Total operating expenses	$62,215	$62,157	$58	—%

Selling and marketing expenses. During the three months ended March 31, 2025, selling and marketing expenses increased primarily due to increases in sales and marketing initiatives and travel expenses, offset by a slight decrease in employee-related costs.

Research and development expenses. During the three months ended March 31, 2025, research and development expenses decreased primarily due to a decrease in employee-related costs. Employee-related costs were higher in the first quarter of 2024 due to the acceleration of share-based compensation expense related to the change of employment of a senior employee in that period.

General and administrative expenses. General and administrative expenses increased primarily due to higher employee-related expenses, mainly noncash share-based compensation expense and contract labor.

Non-operating expenses:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2025	2024	$	%
Convertible debt interest and amortization	$(1,128)	$(1,202)	$74	(6)%
Other income, net	$1,912	$458	$1,454	317%

Convertible debt interest and amortization. Our convertible debt expense consists of coupon interest and amortization of debt premium and debt issuance costs attributable to our Notes. See Note 8 for more information.

Other income, net. The change in other income, net was primarily related to the impact of foreign currency fluctuations as well as loss on disposal of assets associated with lease modification in the first quarter of 2024. See Note 5 for more information.

Income tax provision:

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2025	2024	$	%
Effective tax rate	(21)%	(3)%	n/a	n/a
Income tax provision	$648	$311	$337	108%

Income tax provision. The tax provision for the three months ended March 31, 2025 included both foreign income and foreign withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (21)% and (3)% for the three months ended March 31, 2025 and 2024, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates were due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At March 31, 2025, we had $160.0 million of cash and cash equivalents, $10.0 million of restricted cash and $55.5 million of working capital as compared to $162.0 million of cash and cash equivalents, $10.0 million of restricted cash and $52.1 million of working capital at December 31, 2024.

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

    We believe we will have adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, and coupon interest of our 2027 Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn. Capital markets and liquidity have tightened in response to the macroeconomic environment, particularly in response to recent tariff announcements by the U.S. and certain trading counterparts, making new financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net cash provided by (used in) operating activities	$1,215	$(4,644)
Net cash provided by (used in) investing activities	15	(353)
Net cash used in financing activities	(3,131)	(7,314)
Effect of foreign currency rates on cash	(59)	(13)
Net change in cash, cash equivalents and restricted cash	$(1,960)	$(12,324)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $1.2 million. The improvement was primarily due to a significant reduction in our net loss as well as strong collections during the period.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was near zero. The change was mainly due to slightly higher capital expenditures in 2024 as well as a payment for investment in equity securities in the prior year.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2025 was $3.1 million. The decrease was primarily due to lower tax withholding payments related to the lower amount of vesting of employee share-based awards in 2025 as compared to 2024.

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

Credit facility

As of March 31, 2025, there were no outstanding borrowings under our Credit Agreement. As of March 31, 2025, $0.4 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025, we recorded an insignificant amount of amortization of debt issuance costs which is included in other income, net in the unaudited condensed consolidated statements of comprehensive loss.

The Credit Agreement also has a depository condition which requires us to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount is included in restricted cash in the unaudited condensed consolidated balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on our evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the following director and officer, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408(a):

On March 7, 2025, Stefan Schulz, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 80,000 shares of our common stock. The plan will terminate on March 10, 2026, subject to early termination for certain specified events set forth in the plan, including if all transactions under the trading plan are completed.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

May 1, 2025	By:	/s/ Andres Reiner
Andres Reiner
President and Chief Executive Officer (Principal Executive Officer)

May 1, 2025	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)