Form 10-Q
period 2025-06-30
PROS Holdings, Inc.
filed 2025-07-31
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 48,106,454 as of July 24, 2025.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$178,958	$161,983
Trade and other receivables, net of allowance of $1,142 and $922, respectively	65,172	64,982
Deferred costs, current	4,902	4,634
Prepaid and other current assets	12,174	7,517
Total current assets	261,206	239,116
Restricted cash	10,000	10,000
Property and equipment, net	18,384	19,745
Operating lease right-of-use assets	18,237	16,066
Deferred costs, noncurrent	12,339	11,515
Intangibles, net	5,131	7,044
Goodwill	108,955	107,278
Other assets, noncurrent	8,789	9,138
Total assets	$443,041	$419,902
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$6,765	$8,589
Accrued liabilities	16,407	14,085
Accrued payroll and other employee benefits	19,341	27,117
Operating lease liabilities, current	5,179	6,227
Deferred revenue, current	135,497	130,977
Total current liabilities	183,189	186,995
Deferred revenue, noncurrent	4,199	5,438
Convertible debt, net	312,027	270,797
Operating lease liabilities, noncurrent	26,764	23,870
Other liabilities, noncurrent	1,741	1,505
Total liabilities	527,920	488,605
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 52,667,166 and 52,083,732 shares issued, respectively; 47,986,443 and 47,403,009 shares outstanding, respectively	53	52
Additional paid-in capital	624,530	634,212
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(673,172)	(667,727)
Accumulated other comprehensive loss	(6,443)	(5,393)
Total stockholders' (deficit) equity	(84,879)	(68,703)
Total liabilities and stockholders' (deficit) equity	$443,041	$419,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	$73,333	$65,600	$144,163	$129,949
Maintenance and support	2,567	3,385	5,297	6,980
Total subscription, maintenance and support	75,900	68,985	149,460	136,929
Services	12,815	13,028	25,577	25,772
Total revenue	88,715	82,013	175,037	162,701
Cost of revenue:
Subscription	15,436	14,570	29,985	29,183
Maintenance and support	1,643	1,751	3,344	3,613
Total cost of subscription, maintenance and support	17,079	16,321	33,329	32,796
Services	12,116	12,498	23,798	24,856
Total cost of revenue	29,195	28,819	57,127	57,652
Gross profit	59,520	53,194	117,910	105,049
Operating expenses:
Selling and marketing	26,791	23,537	50,799	46,219
Research and development	23,019	21,786	45,626	46,199
General and administrative	17,309	15,055	32,909	30,117
Loss from operations	(7,599)	(7,184)	(11,424)	(17,486)
Convertible debt interest and amortization	(1,228)	(1,148)	(2,356)	(2,350)
Other income, net	7,326	1,323	9,238	1,781
Loss before income tax provision	(1,501)	(7,009)	(4,542)	(18,055)
Income tax provision	255	377	903	688
Net loss	$(1,756)	$(7,386)	$(5,445)	$(18,743)

Net loss per share:
Basic	$(0.04)	$(0.16)	$(0.11)	$(0.40)
Diluted	$(0.10)	$(0.16)	$(0.16)	$(0.40)
Weighted average number of shares:
Basic	47,916	47,068	47,783	46,942
Diluted	51,501	47,068	51,807	46,942
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(91)	$(62)	$(1,050)	$(235)
Other comprehensive loss, net of tax	(91)	(62)	(1,050)	(235)
Comprehensive loss	$(1,847)	$(7,448)	$(6,495)	$(18,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(5,445)	$(18,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,729	4,395
Amortization of debt premium and issuance costs	(535)	(586)
Share-based compensation	22,679	22,948
Provision for credit losses	311	160
Gain on lease modification	—	(697)
Loss on disposal of assets	—	774
Gain on debt extinguishment	(4,189)	—
Changes in operating assets and liabilities:
Trade and other receivables	(313)	1,173
Deferred costs	(1,092)	572
Prepaid expenses and other assets	(4,397)	174
Operating lease right-of-use assets and liabilities	(277)	(1,516)
Accounts payable and other liabilities	(3,088)	3,885
Accrued liabilities	1,600	2,418
Accrued payroll and other employee benefits	(7,729)	(13,511)
Deferred revenue	3,176	330
Net cash provided by operating activities	4,430	1,776
Investing activities:
Purchases of property and equipment	(144)	(438)
Capitalized internal-use software development costs	—	(58)
Investment in equity securities	—	(113)
Proceeds from equity securities	118	—
Net cash used in investing activities	(26)	(609)
Financing activities:
Proceeds from employee stock plans	1,030	1,024
Tax withholding related to net share settlement of stock awards	(5,495)	(10,161)
Proceeds from issuance of convertible debt	50,000	—
Debt issuance costs related to convertible debt	(3,525)	—
Purchase of Capped Call	(27,895)	—
Repayment of convertible debt	—	(21,713)
Net cash provided by (used in) financing activities	14,115	(30,850)
Effect of foreign currency rates on cash	(1,544)	22
Net change in cash, cash equivalents and restricted cash	16,975	(29,661)
Cash, cash equivalents and restricted cash:
Beginning of period	171,983	178,747
End of period	$188,958	$149,086

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$178,958	$139,086
Restricted cash	10,000	10,000
Total cash, cash equivalents and restricted cash	$188,958	$149,086

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$425	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	47,796,766	$52	$641,750	4,680,723	$(29,847)	$(671,416)	$(6,352)	$(65,813)
Stock awards net settlement	189,677	1	(1,335)	—	—	—	—	(1,334)
Purchase of Capped Call	—	—	(27,895)	—	—	—	—	(27,895)
Noncash share-based compensation	—	—	12,010	—	—	—	—	12,010
Other comprehensive loss	—	—	—	—	—	—	(91)	(91)
Net loss	—	—	—	—	—	(1,756)	—	(1,756)
Balance at June 30, 2025	47,986,443	$53	$624,530	4,680,723	$(29,847)	$(673,172)	$(6,443)	$(84,879)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	46,968,440	$52	$609,469	4,680,723	$(29,847)	$(658,609)	$(5,082)	$(84,017)
Stock awards net settlement	161,118	—	(1,823)	—	—	—	—	(1,823)
Noncash share-based compensation	—	—	10,248	—	—	—	—	10,248
Other comprehensive loss	—	—	—	—	—	—	(62)	(62)
Net loss	—	—	—	—	—	(7,386)	—	(7,386)
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	47,403,009	$52	$634,212	4,680,723	$(29,847)	$(667,727)	$(5,393)	$(68,703)
Stock awards net settlement	528,262	1	(5,496)	—	—	—	—	(5,495)
Proceeds from employee stock plans	55,172	—	1,030	—	—	—	—	1,030
Purchase of Capped Call	—	—	(27,895)	—	—	—	—	(27,895)
Noncash share-based compensation	—	—	22,679	—	—	—	—	22,679
Other comprehensive loss	—	—	—	—	—	—	(1,050)	(1,050)
Net loss	—	—	—	—	—	(5,445)	—	(5,445)
Balance at June 30, 2025	47,986,443	$53	$624,530	4,680,723	$(29,847)	$(673,172)	$(6,443)	$(84,879)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	585,289	1	(10,162)	—	—	—	—	(10,161)
Proceeds from employee stock plans	40,408	—	1,024	—	—	—	—	1,024
Noncash share-based compensation	—	—	22,948	—	—	—	—	22,948
Other comprehensive loss	—	—	—	—	—	—	(235)	(235)
Net loss	—	—	—	—	—	(18,743)	—	(18,743)
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company"), provides solutions that optimize shopping and selling experiences, powering intelligent commerce. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to dynamically match offers to buyers and prices to products, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use these selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to understand supply, forecast demand and deliver winning offers. The Company's solutions enable their customers to provide the buyers of their products the ability to move fluidly from one sales channel to another, whether direct, partner, online, mobile or other emerging channels, with a harmonized experience regardless of which channel is used. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission ("SEC"). They include the results of Pros Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, and stockholders' (deficit) equity for the three and six months ended June 30, 2025 and 2024.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $161.5 million and $149.5 million at June 30, 2025 and December 31, 2024, respectively, and were invested in treasury funds, money market funds, and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $17.2 million and $16.1 million as of June 30, 2025 and December 31, 2024, respectively. Amortization expense for the deferred costs was $1.1 million for the three months ended June 30, 2025 and 2024, and $2.2 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

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

Tax legislation

The Company continues to monitor income tax developments in the United States and other countries where it operates. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The legislation has multiple changes to existing income tax provisions with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2025, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended June 30, 2025 and 2024, the Company recognized approximately $64.1 million and $56.0 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized approximately $97.8 million and $90.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and related to subscription, maintenance and support, and services.

    Performance obligations

As of June 30, 2025, the Company expects to recognize approximately $494.7 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $252.7 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue yet to be recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three and six months ended June 30, 2025 and 2024. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$31,435	36%	$27,990	34%	$62,315	36%	$54,923	34%
Europe	26,900	30%	25,835	32%	52,895	30%	51,506	32%
The rest of the world	30,380	34%	28,188	34%	59,827	34%	56,272	34%
Total revenue	$88,715	100%	$82,013	100%	$175,037	100%	$162,701	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 8 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of June 30, 2025, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$1,843	$1,782	$3,474	$4,015
Right-of-use asset obtained in exchange for operating lease liability	$—	$14	$5,000	$2,140

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

As of June 30, 2025, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2025	$4,325
2026	4,822
2027	4,696
2028	4,804
2029	4,807
2030	4,535
Thereafter	11,049
Total operating lease payments	39,038
Less: Imputed interest	(7,095)
Total operating lease liabilities	$31,943

6. Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss (basic)	$(1,756)	$(7,386)	$(5,445)	$(18,743)
Adjustment for (income)/expense related to the 2027 convertible notes exchanged (1)	(3,415)	—	(2,626)	—
Net loss (diluted)	$(5,171)	$(7,386)	$(8,071)	$(18,743)
Denominator:
Weighted average shares (basic)	47,916	47,068	47,783	46,942
Dilutive effect of 2027 convertible notes exchanged	3,585	—	4,024	—
Weighted average shares (diluted)	51,501	47,068	51,807	46,942
Basic loss per share	$(0.04)	$(0.16)	$(0.11)	$(0.40)
Diluted loss per share	$(0.10)	$(0.16)	$(0.16)	$(0.40)
(1) (Income)/expense related to the 2027 convertible notes exchanged includes gain on debt extinguishment, coupon interest expense, amortization of debt premium, and amortization of debt issuance costs, net of associated income tax effect.

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares were 3.4 million and 1.9 million for the three months ended June 30, 2025 and 2024, respectively, and 2.9 million and 1.4 million for the six months ended June 30, 2025 and 2024, respectively. In addition, potential common shares related to the outstanding convertible notes determined to be antidilutive and excluded from diluted weighted average shares were 2.8 million and 6.5 million for the three months ended June 30, 2025 and 2024, respectively, and 2.4 million and 6.6 million for the six months ended June 30, 2025 and 2024, respectively.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 10,550,000 shares for issuance as of March 31, 2025. In May 2025, the Company's stockholders approved an amendment to the 2017 Stock Plan, increasing the aggregate amount of shares available for issuance to 13,550,000. As of June 30, 2025, 4,555,329 shares remain available for issuance under the 2017 Stock Plan.

In November 2021, the Company adopted the 2021 Equity Inducement Plan (as amended, the "Inducement Plan" and together with the 2017 Stock Plan, the "Stock Plans") and granted inducement RSU awards, in accordance with NYSE Rule 303A.08, in an aggregate amount of 332,004 shares to certain new employees in connection with the acquisition of EveryMundo. In June 2025, the Inducement Plan was amended to, among other items, increase the number of shares available for inducement awards by 789,176 shares. In June 2025, the Company's new CEO was granted inducement RSUs and MSUs in connection with his hiring, in accordance with NYSE Rule 303A.08, with a maximum number of 789,176 shares that may be delivered in connection with such awards.

    The following table presents the number of shares or units outstanding for each award type as of June 30, 2025 and December 31, 2024 (in thousands) under the Stock Plans:

Award type	June 30, 2025	December 31, 2024
Restricted stock units (time-based)	3,889	2,660
Market stock units	765	439

During the three months ended June 30, 2025, the Company granted 488,594 RSUs (time-based) with a weighted average grant-date fair value of $18.03 per share. The Company also granted 225,479 MSUs with a weighted average grant-date fair value of $26.99 per share to the Company's new CEO during the three months ended June 30, 2025.

During the six months ended June 30, 2025, the Company granted 2,175,010 RSUs (time-based) with a weighted average grant-date fair value of $22.48 per share. The Company also granted 443,006 MSUs with a weighted average grant-date fair value of $29.26 per share to certain executive employees during the six months ended June 30, 2025. These MSUs vest on January 31, 2028 and July 1, 2028, and the actual number of MSUs that will be eligible to vest is based on the percentile of the Company’s total shareholder return ranking relative to the total shareholder return of the comparator companies, as defined in the award agreements, included in the Russell 2000 Index ("Index") over the three-year performance period ending December 31, 2027 and June 1, 2028. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The weighted average assumptions used to value the MSUs granted during the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Volatility	49.30%	50.39%
Risk-free interest rate	3.85%	4.05%
Expected award life in years	3.00	2.98
Dividend yield	—%	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation:
Cost of revenue	$1,104	$1,151	$2,081	$2,219
Operating expenses:
Selling and marketing	2,602	2,437	5,288	6,065
Research and development	2,441	2,114	4,793	5,645
General and administrative	5,863	4,546	10,517	9,019
Total included in operating expenses	10,906	9,097	20,598	20,729
Total share-based compensation expense	$12,010	$10,248	$22,679	$22,948

    At June 30, 2025, the Company had an estimated $106.5 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.7 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and six months ended June 30, 2025, the Company issued zero and 55,172 shares under the ESPP. As of June 30, 2025, 144,239 shares remain authorized and available for issuance under the ESPP. As of June 30, 2025, the Company held approximately $1.0 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of June 30, 2025 (in thousands):

	Date of Issuance	Unpaid Principal Balance	Contractual Interest Rates

1% Convertible Notes due in 2024 ("2024 Notes")	May 2019	$—	1%
2.25% Convertible Notes due in 2027 ("2027 Notes")	September 2020 and October 2023	$79,947	2.25%
2.5% Convertible Notes due in 2030 ("2030 Notes")	June 2025	$235,000	2.5%
Total Notes		$314,947

On June 12, 2025, the Company entered into privately-negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2027 Notes who are “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) (such existing holders, the “Exchange Participants”) to exchange approximately $186.9 million aggregate principal amount of the Exchange Participants’ existing 2027 Notes for $185.0 million aggregate principal amount of the Company’s newly-issued 2030 Notes and cash for accrued and unpaid interest on the 2027 Notes (such exchange transactions, the “Exchange”).

Although the Exchange was not completed until June 24, 2025, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2027 Notes subject to the Exchange, and therefore was required to be accounted for as an extinguishment transaction on June 12, 2025. The Company derecognized the portion of the carrying value of the 2027 Notes to be exchanged and recorded the new debt resulting from the substantial modification of terms at fair value as of June 12, 2025, which was approximately $185.0 million, and recorded a $4.2 million gain on debt extinguishment in the second quarter of 2025. The gain on debt extinguishment is included in other income, net in the unaudited condensed consolidated statements of comprehensive loss.
On June 12, 2025, the Company also entered into securities purchase agreements with the Exchange Participants to sell $50.0 million aggregate principal amount of the 2030 Notes at a cash purchase price of 100% of their principal amount (the "Purchase").

On June 24, 2025, the Company settled the Exchange, closed the Purchase and issued $235.0 million in 2030 Notes. The Company incurred debt issuance costs of approximately $3.9 million related to the Exchange and Purchase which is recorded in convertible debt, net. Approximately $0.4 million of the debt issuance costs were not paid as of June 30, 2025.

The 2030, 2027 and 2024 Notes (collectively, the "Notes") are general unsecured obligations of the Company and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with all of the Company's existing and future general unsecured liabilities that are not so subordinated, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations owed to the Company or its subsidiaries).

The 2030 Notes mature on July 1, 2030 and the 2027 Notes mature on September 15, 2027, unless converted, redeemed or repurchased in accordance with their terms prior to such dates. The 2024 Notes matured on May 15, 2024 and the Company repaid the outstanding principal balance of $21.7 million during the second quarter of 2024.

Interest related to the 2030 Notes is payable semi-annually in arrears in cash on January 1 and July 1 of each year, beginning on January 1, 2026. Interest related to the 2027 Notes is payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning on March 15, 2021. Interest related to the 2024 Notes was payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019.

Each $1,000 of principal of the 2030 Notes will initially be convertible into 48.8293 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $20.48 per share and is subject to adjustment upon the occurrence of certain specified events. Each $1,000 of principal of the 2027 Notes will initially be convertible into 23.9137 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $41.82 per share and is subject to adjustment upon the occurrence of certain specified events. Each $1,000 of principal of the 2024 Notes was initially to be convertible into 15.1394 shares of the Company’s common stock, which was equivalent to an initial conversion price of approximately $66.05 per share and was subject to adjustment upon the occurrence of certain specified events.

On or after April 1, 2030 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes regardless of the contingent conversion conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2030 Notes.

Holders may convert their 2030 Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2030 only under the following circumstances:

•during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period") in which the trading price per 2030 Note for each day of that Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day;

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2025, if the last reported sale price of the common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each such trading day; or

•upon the occurrence of specified corporate events.

If a fundamental change (as defined in the indenture governing the 2030 Notes) occurs prior to the maturity date, holders of the 2030 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount at maturity of the 2030 Notes, plus any accrued and unpaid interest up to, but excluding, the repurchase date.

As of June 30, 2025, the 2030 and 2027 Notes are not yet convertible and their remaining term is approximately 61 months and 27 months, respectively.

As of June 30, 2025 and December 31, 2024, the fair value of the outstanding principal amount of the Notes in the aggregate was $326.1 million and $250.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal	$314,947	$266,816
Debt premium, net of amortization	1,736	7,092
Debt issuance costs, net of amortization	(4,656)	(3,111)
Net carrying amount	$312,027	$270,797

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest	$1,529	$1,520	$3,030	$3,075
Amortization of debt issuance costs	259	301	548	624
Amortization of debt premium	(560)	(673)	(1,222)	(1,349)
Total	$1,228	$1,148	$2,356	$2,350

Capped call transactions

On June 12, 2025, in connection with the Exchange and Purchase, the Company entered into capped call transactions (the “Capped Call Transactions”) with certain option counterparties. Funding of the Capped Call Transactions occurred on June 24, 2025 for approximately $27.9 million and was recorded as part of additional paid-in capital. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2030 Notes, at a strike price that corresponds to the initial conversion price of the 2030 Notes, also subject to adjustment, and are exercisable upon conversion of the 2030 Notes. The Capped Call Transactions are intended to reduce potential dilution to the Company’s common stock and/or offset any cash payments the Company will be required to make in excess of the principal amounts upon any conversion of the Notes, and to effectively increase the overall conversion price of the 2030 Notes from $20.48 to $30.34 per share. As the Capped Call Transactions meet certain accounting criteria, they are not accounted for as derivatives.

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

Purchase commitments

The purchase commitments consist of agreements to purchase goods and services entered in the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of June 30, 2025 (in thousands). The table below includes a multi-year contract with an obligation to spend $83.2 million by November 2026. The timing of the related payments presented below is based on management's estimate as to when those contractual commitments will be satisfied.

Year Ending December 31,	Amount
Remaining 2025	$31,709
2026	59,247
2027	2,488
2028	1,482
2029	1,226
2030	—
Thereafter	—
Total	$96,152

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

11. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income, net	$1,337	$1,556	$2,658	$3,318
Foreign currency gain (loss), net	1,802	(228)	2,392	(764)
Gain on debt extinguishment (1)	4,189	—	4,189	—
Other (2)	(2)	(5)	(1)	(773)
Total other income, net	$7,326	$1,323	$9,238	$1,781
(1) Relates to the Notes Exchange, see Note 8 for more information.
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

Q2 2025 Financial Overview

In the second quarter of 2025, we continued to grow our subscription revenue, increasing subscription revenue by 12% and 11% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Total revenue increased by 8% for the three and six months ended June 30, 2025, as compared to the same periods in 2024.

For the three and six months ended June 30, 2025, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 86% and 85% of total revenue, respectively. Our gross revenue retention rates remained above 93% during the twelve months ended June 30, 2025.

In the second quarter of 2025, we continued to improve on our profitability metrics. Our subscription gross profit margin was 79% for the three and six months ended June 30, 2025 as compared to 78% for the three and six months ended June 30, 2024 as a result of continued optimization of our cloud infrastructure improving our cost of delivery. Total gross profit margin was 67% for the three and six months ended June 30, 2025 as compared to 65% for the three and six months ended June 30, 2024.

Cash provided by operating activities was $4.4 million for the six months ended June 30, 2025 as compared to $1.8 million for the six months ended June 30, 2024. The improvement was primarily due to a significant reduction in our net loss.

Factors Affecting Our Performance

    Key factors and trends that have affected, and we believe will continue to affect, our operating results include:

•Macroeconomic, Regulatory and Geopolitical Environment. The companies we serve continue to navigate a challenging and uncertain macroeconomic, regulatory and geopolitical environment, exacerbated by ongoing tariff negotiations and announcements by the United States and its trading partners. Macroeconomic factors, such as tariffs, trade restrictions and uncertainty regarding trade policy and tariff rates, risk of recession, inflation, fluctuating interest and foreign exchange rates, supply chain disruptions, market volatility, constrained liquidity and other uncertainties, impact our customers' businesses in various ways that are difficult to quantify and predict. Regulatory developments, including emerging AI-specific regulations, increase scrutiny for companies utilizing AI solutions, even when such solutions are compliant with existing frameworks. Geopolitical conflicts, including the ongoing Russia-Ukraine war, Middle East conflicts, and other regional conflicts, add to uncertainty and disrupt global markets. We continue to see these factors and uncertainty regarding the macroeconomic environment drive measured buying behavior by our customers, including more complex customer review and approval cycles and an emphasis on smaller scope or incrementally scaled initial purchases, with a continued focus on rapid return on investment.

•Artificial Intelligence. The rapid market interest in generative AI continues to drive businesses around the world and across industries to consider, invest in and use applications leveraging both generative and other types of AI. The pace of change across industries helps fuel business demand for solutions that help replace manual processes with AI. We have utilized AI in our solutions for years, and our deep experience in the use of AI at scale continues to influence our category-leading solutions. We are also utilizing and considering new ways to expand AI use in our own business to increase the pace of innovation, improve knowledge management and drive operating efficiency.

•Digital Purchasing. We believe the long-term trends toward digital purchasing drive demand for technology that provides fast, frictionless and distinctive buying experiences aligned across digital and traditional sales channels. Buyers often prefer to conduct their own research rather than rely on sales representatives, and tend to make purchases online once they have decided what to buy. We believe companies increasingly compete based on customer experience and must adopt technologies which power consistent offers and experiences across sales channels.

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive loss as a percentage of total revenues for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	83%	80%	82%	80%
Maintenance and support	3	4	3	4
Total subscription, maintenance and support	86	84	85	84
Services	14	16	15	16
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	18	17	18
Maintenance and support	2	2	2	2
Total cost of subscription, maintenance and support	19	20	19	20
Services	14	15	14	15
Total cost of revenue	33	35	33	35
Gross profit	67	65	67	65
Operating Expenses:
Selling and marketing	30	29	29	28
Research and development	26	27	26	28
General and administrative	20	18	19	19
Total operating expenses	76	74	74	75
Convertible debt interest and amortization	(1)	(1)	(1)	(1)
Other income, net	8	2	5	1
Loss before income tax provision	(2)	(9)	(3)	(11)
Income tax provision	—	—	1	—
Net loss	(2)%	(9)%	(3)%	(12)%

Revenue:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Subscription	$73,333	$65,600	$7,733	12%	$144,163	$129,949	$14,214	11%
Maintenance and support	2,567	3,385	(818)	(24)%	5,297	6,980	(1,683)	(24)%
Total subscription, maintenance and support	75,900	68,985	6,915	10%	149,460	136,929	12,531	9%
Services	12,815	13,028	(213)	(2)%	25,577	25,772	(195)	(1)%
Total revenue	$88,715	$82,013	$6,702	8%	$175,037	$162,701	$12,336	8%

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

Services revenue. Services revenue remained relatively unchanged during the periods. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, which in turn can vary depending on the mix of new versus existing customer software sales. Services revenue is also impacted by the timing of services revenue recognition on certain subscription contracts and efficiencies in our software implementations requiring less professional services during a particular period.

Cost of revenue and gross profit:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of subscription	$15,436	$14,570	$866	6%	$29,985	$29,183	$802	3%
Cost of maintenance and support	1,643	1,751	(108)	(6)%	3,344	3,613	(269)	(7)%
Total cost of subscription, maintenance and support	17,079	16,321	758	5%	33,329	32,796	533	2%
Cost of services	12,116	12,498	(382)	(3)%	23,798	24,856	(1,058)	(4)%
Total cost of revenue	29,195	28,819	376	1%	57,127	57,652	(525)	(1)%
Gross profit	$59,520	$53,194	$6,326	12%	$117,910	$105,049	$12,861	12%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure cost to support the growth in our current subscription customer base, partially offset by a decrease in amortization expense for intangible assets. Our subscription gross profit percentages increased to 79% from 78% for the three and six months ended June 30, 2025 as compared to the same periods in 2024, mainly due to continued optimization of our cloud infrastructure improving our cost of delivery.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower personnel costs as our maintenance customer base has decreased over time. Maintenance and support gross profit percentages were 36% and 48% for the three months ended June 30, 2025 and 2024, respectively, and 37% and 48% for the six months ended June 30, 2025 and 2024, respectively. Gross profit percentages decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 primarily due to lower maintenance and support revenue with the cost of maintenance and support being partially fixed.

Cost of services. Cost of services decreased primarily due to a decrease in contract labor and employee-related costs during the three and six months ended June 30, 2025 as compared to the same periods in 2024. Services gross profit percentages improved to 5% from 4% for the three months ended June 30, 2025 as compared to the same period in 2024, and to 7% from 4% for the six months ended June 30, 2025 as compared to the same period in 2024, mainly due to continued operational efficiencies. Services gross profit percentages may fluctuate due to product/service mix, customer acquisition strategies and/or investments in growth.

Operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Selling and marketing	$26,791	$23,537	$3,254	14%	$50,799	$46,219	$4,580	10%
Research and development	23,019	21,786	1,233	6%	45,626	46,199	(573)	(1)%
General and administrative	17,309	15,055	2,254	15%	32,909	30,117	2,792	9%
Total operating expenses	$67,119	$60,378	$6,741	11%	$129,334	$122,535	$6,799	6%

Selling and marketing expenses. During the three and six months ended June 30, 2025, selling and marketing expenses increased primarily due to an increase in employee-related costs which included $1.1 million of severance accrual associated with the departure of our former Chief Revenue Officer, and an increase in sales and marketing events and initiatives. During the six months ended June 30, 2025, there was also an increase in travel expenses.

Research and development expenses. During the three and six months ended June 30, 2025, research and development expenses increased primarily due to an increase in employee-related costs. However, during the six months ended June 30, 2025, the increase was more than offset by lower share-based compensation expense and lower severance cost in the first half of 2025 as compared to the same period in 2024. In prior year, shared-based compensation was higher as a result of the acceleration of expense in the first quarter of 2024 related to the change of employment of a senior employee.

General and administrative expenses. General and administrative expenses increased primarily due to higher employee-related expenses, mainly noncash share-based compensation expense driven by stock awards granted to our new CEO and as a result of accelerated expense related to the upcoming retirement of our former CEO.

Non-operating expenses:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Convertible debt interest and amortization	$(1,228)	$(1,148)	$(80)	7%	$(2,356)	$(2,350)	$(6)	—%
Other income, net	$7,326	$1,323	$6,003	454%	$9,238	$1,781	$7,457	419%

Convertible debt interest and amortization. Our convertible debt expense consists of coupon interest and amortization of debt premium and debt issuance costs attributable to our Notes. See Note 8 for more information.

Other income, net. The change in other income, net was primarily related to the $4.2 million gain on debt extinguishment related to the Notes Exchange transaction. See Note 8 for more information. The change also included the impact of foreign currency fluctuations period over period as well as loss on disposal of assets associated with the lease modification in the first quarter of 2024. See Note 5 for more information.

Income tax provision:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Effective tax rate	(17)%	(5)%	n/a	n/a	(20)%	(4)%	n/a	n/a
Income tax provision	$255	$377	$(122)	(32)%	$903	$688	$215	31%

Income tax provision. The tax provision for the three and six months ended June 30, 2025 included both foreign income and foreign withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (17)% and (5)% for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate was (20)% and (4)% for the six months ended June 30, 2025 and 2024, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates were due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At June 30, 2025, we had $179.0 million of cash and cash equivalents, $10.0 million of restricted cash and $78.0 million of working capital as compared to $162.0 million of cash and cash equivalents, $10.0 million of restricted cash and $52.1 million of working capital at December 31, 2024.

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

    We believe we will have adequate liquidity and capital resources to meet our operational requirements, anticipated capital expenditures, and coupon interest of our Notes for the next twelve months. Our future working capital requirements depend on many factors, including the operations of our existing business, growth of our customer subscription services, future acquisitions we might undertake, expansion into complementary businesses, timing of adoption and implementation of our solutions and customer churn.

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$4,430	$1,776
Net cash used in investing activities	(26)	(609)
Net cash provided by (used in) financing activities	14,115	(30,850)
Effect of foreign currency rates on cash	(1,544)	22
Net change in cash, cash equivalents and restricted cash	$16,975	$(29,661)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $4.4 million. The improvement was primarily due to a significant reduction in our net loss.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2025 decreased by approximately $0.6 million as compared to the same period in 2024. The decrease was mainly due to slightly higher capital expenditures and an investment in equity securities in 2024.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $14.1 million. The increase was primarily due to $50.0 million of proceeds from the issuance of the 2030 Notes, partially offset by the purchase of a capped call for $27.9 million and a payment of $3.5 million in related debt issuance costs. The cash used in financing activities in 2024 included repayment of $21.7 million of our 2024 Notes. In addition, tax withholding payments were lower in 2025 as compared to 2024 due to a lower amount of vesting of employee share-based awards in the current year mostly driven by lower stock price at vesting.

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

Credit facility

As of June 30, 2025, there were no outstanding borrowings under our Credit Agreement. As of June 30, 2025, $0.3 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets and other assets, noncurrent in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, we recorded an insignificant amount of amortization of debt issuance costs which is included in other income, net in the unaudited condensed consolidated statements of comprehensive loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on our evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2025.

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

PROS HOLDINGS, INC.

July 31, 2025	By:	/s/ Jeff Cotten
Jeff Cotten
President and Chief Executive Officer (Principal Executive Officer)

July 31, 2025	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)