Form 10-Q
period 2025-09-30
PROS Holdings, Inc.
filed 2025-10-27
CIK 1392972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

    The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 48,297,780 as of October 20, 2025.

PROS Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words "believes," "seeks," "expects," "may," "should," "intends," "likely," "targets," "plans," "anticipates," "estimates," or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including the pending merger pursuant to which we will be acquired by Thoma Bravo, and, without limitation, those described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, which could cause our actual results to differ materially, from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of our Annual Report on Form 10-K entitled "Risk Factors" and the section of this Quarterly Report on Form 10-Q entitled "Risk Factors." You should also carefully review the cautionary statements described in the other documents we file with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROS Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$188,404	$161,983
Trade and other receivables, net of allowance of $1,069 and $922, respectively	62,020	64,982
Deferred costs, current	4,990	4,634
Prepaid and other current assets	10,338	7,517
Restricted cash, current	10,000	—
Total current assets	275,752	239,116
Restricted cash, noncurrent	—	10,000
Property and equipment, net	17,754	19,745
Operating lease right-of-use assets	16,845	16,066
Deferred costs, noncurrent	12,704	11,515
Intangibles, net	4,174	7,044
Goodwill	108,944	107,278
Other assets, noncurrent	8,756	9,138
Total assets	$444,929	$419,902
Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable and other liabilities	$5,801	$8,589
Accrued liabilities	16,792	14,085
Accrued payroll and other employee benefits	22,133	27,117
Operating lease liabilities, current	4,249	6,227
Deferred revenue, current	127,431	130,977
Total current liabilities	176,406	186,995
Deferred revenue, noncurrent	5,131	5,438
Convertible debt, net	311,905	270,797
Operating lease liabilities, noncurrent	25,925	23,870
Other liabilities, noncurrent	1,740	1,505
Total liabilities	521,107	488,605
Commitments and contingencies (see Note 9)
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 52,934,115 and 52,083,732 shares issued, respectively; 48,253,392 and 47,403,009 shares outstanding, respectively	53	52
Additional paid-in capital	637,474	634,212
Treasury stock, 4,680,723 common shares, at cost	(29,847)	(29,847)
Accumulated deficit	(677,419)	(667,727)
Accumulated other comprehensive loss	(6,439)	(5,393)
Total stockholders' (deficit) equity	(76,178)	(68,703)
Total liabilities and stockholders' (deficit) equity	$444,929	$419,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Income)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$76,006	$67,068	$220,169	$197,017
Maintenance and support	2,105	3,361	7,402	10,341
Total subscription, maintenance and support	78,111	70,429	227,571	207,358
Services	13,565	12,273	39,142	38,045
Total revenue	91,676	82,702	266,713	245,403
Cost of revenue:
Subscription	15,396	14,470	45,381	43,653
Maintenance and support	1,589	1,698	4,933	5,311
Total cost of subscription, maintenance and support	16,985	16,168	50,314	48,964
Services	11,554	12,130	35,352	36,986
Total cost of revenue	28,539	28,298	85,666	85,950
Gross profit	63,137	54,404	181,047	159,453
Operating expenses:
Selling and marketing	22,460	20,074	73,259	66,293
Research and development	23,042	21,081	68,668	67,280
General and administrative	20,501	13,218	53,410	43,335
(Loss) income from operations	(2,866)	31	(14,290)	(17,455)
Convertible debt interest and amortization	(2,014)	(1,121)	(4,370)	(3,471)
Other income, net	1,121	1,531	10,359	3,312
(Loss) income before income tax provision	(3,759)	441	(8,301)	(17,614)
Income tax provision	488	206	1,391	894
Net (loss) income	$(4,247)	$235	$(9,692)	$(18,508)

Net (loss) earnings per share:
Basic	$(0.09)	$—	$(0.20)	$(0.39)
Diluted	$(0.09)	$—	$(0.24)	$(0.39)
Weighted average number of shares:
Basic	48,195	47,231	47,920	47,038
Diluted	48,195	47,338	50,588	47,038
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$4	$390	$(1,046)	$155
Other comprehensive income (loss), net of tax	4	390	(1,046)	155
Comprehensive (loss) income	$(4,243)	$625	$(10,738)	$(18,353)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(9,692)	$(18,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,585	6,371
Amortization of debt premium and issuance costs	(369)	(896)
Share-based compensation	36,478	30,219
Provision for credit losses	565	52
Gain on lease modification	—	(697)
Loss on disposal of assets	—	774
Gain on debt extinguishment	(4,189)	—
Changes in operating assets and liabilities:
Trade and other receivables	2,479	788
Deferred costs	(1,546)	10
Prepaid expenses and other assets	(2,757)	1,158
Operating lease right-of-use assets and liabilities	(615)	(1,838)
Accounts payable and other liabilities	(3,644)	2,191
Accrued liabilities	2,292	1,087
Accrued payroll and other employee benefits	(4,955)	(9,906)
Deferred revenue	(3,830)	(7,435)
Net cash provided by operating activities	15,802	3,370
Investing activities:
Purchases of property and equipment	(674)	(669)
Capitalized internal-use software development costs	—	(58)
Investment in equity securities	—	(113)
Proceeds from equity securities	118	—
Net cash used in investing activities	(556)	(840)
Financing activities:
Proceeds from employee stock plans	2,039	2,079
Tax withholding related to net share settlement of stock awards	(7,359)	(11,296)
Proceeds from issuance of convertible debt	50,000	—
Debt issuance costs related to convertible debt	(3,780)	—
Purchase of Capped Call	(27,895)	—
Repayment of convertible debt	—	(21,713)
Net cash provided by (used in) financing activities	13,005	(30,930)
Effect of foreign currency rates on cash	(1,830)	217
Net change in cash, cash equivalents and restricted cash	26,421	(28,183)
Cash, cash equivalents and restricted cash:
Beginning of period	171,983	178,747
End of period	$198,404	$150,564

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$188,404	$140,564
Restricted cash	10,000	10,000
Total cash, cash equivalents and restricted cash	$198,404	$150,564

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of property and equipment accrued but not paid	$164	$237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	47,986,443	$53	$624,530	4,680,723	$(29,847)	$(673,172)	$(6,443)	$(84,879)
Stock awards net settlement	191,088	—	(1,864)	—	—	—	—	(1,864)
Proceeds from employee stock plans	75,861	—	1,009	—	—	—	—	1,009
Noncash share-based compensation	—	—	13,799	—	—	—	—	13,799
Other comprehensive income (loss)	—	—	—	—	—	—	4	4
Net (loss) income	—	—	—	—	—	(4,247)	—	(4,247)
Balance at September 30, 2025	48,253,392	$53	$637,474	4,680,723	$(29,847)	$(677,419)	$(6,439)	$(76,178)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	47,129,558	$52	$617,894	4,680,723	$(29,847)	$(665,995)	$(5,144)	$(83,040)
Stock awards net settlement	99,653	—	(1,135)	—	—	—	—	(1,135)
Proceeds from employee stock plans	43,298	—	1,055	—	—	—	—	1,055
Noncash share-based compensation	—	—	7,271	—	—	—	—	7,271
Other comprehensive income (loss)	—	—	—	—	—	—	390	390
Net (loss) income	—	—	—	—	—	235	—	235
Balance at September 30, 2024	47,272,509	$52	$625,085	4,680,723	$(29,847)	$(665,760)	$(4,754)	$(75,224)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	47,403,009	$52	$634,212	4,680,723	$(29,847)	$(667,727)	$(5,393)	$(68,703)
Stock awards net settlement	719,350	1	(7,360)	—	—	—	—	(7,359)
Proceeds from employee stock plans	131,033	—	2,039	—	—	—	—	2,039
Purchase of Capped Call	—	—	(27,895)	—	—	—	—	(27,895)
Noncash share-based compensation	—	—	36,478	—	—	—	—	36,478
Other comprehensive income (loss)	—	—	—	—	—	—	(1,046)	(1,046)
Net (loss) income	—	—	—	—	—	(9,692)	—	(9,692)
Balance at September 30, 2025	48,253,392	$53	$637,474	4,680,723	$(29,847)	$(677,419)	$(6,439)	$(76,178)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	46,503,861	$51	$604,084	4,680,723	$(29,847)	$(647,252)	$(4,909)	$(77,873)
Stock awards net settlement	684,942	1	(11,297)	—	—	—	—	(11,296)
Proceeds from employee stock plans	83,706	—	2,079	—	—	—	—	2,079
Noncash share-based compensation	—	—	30,219	—	—	—	—	30,219
Other comprehensive income (loss)	—	—	—	—	—	—	155	155
Net (loss) income	—	—	—	—	—	(18,508)	—	(18,508)
Balance at September 30, 2024	47,272,509	$52	$625,085	4,680,723	$(29,847)	$(665,760)	$(4,754)	$(75,224)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROS Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

PROS Holdings, Inc., a Delaware corporation, through its operating subsidiaries (collectively, the "Company" or "PROS"), provides solutions that optimize shopping and selling experiences, powering intelligent commerce. PROS solutions leverage artificial intelligence ("AI"), self-learning and automation to dynamically match offers to buyers and prices to products, supporting both business-to-business ("B2B") and business-to-consumer ("B2C") companies across industry verticals. Companies can use these selling, pricing, revenue optimization, distribution and retail, and digital offer marketing solutions to assess their market environments in real time to understand supply, forecast demand and deliver winning offers. The Company's solutions enable its customers to provide the buyers of their products the ability to move fluidly from one sales channel to another, whether direct, partner, online, mobile or other emerging channels, with a harmonized experience regardless of which channel is used. The Company's decades of data science and AI expertise are infused into its solutions and are designed to reduce time and complexity through actionable intelligence.

Proposed Merger

On September 22, 2025, we entered into a Merger Agreement to be acquired by Thoma Bravo, L.P., a leading private equity investment firm. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) with Portofino Parent, LLC, a Delaware limited liability company (“Parent”), and Portofino Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of Parent (“Merger Sub”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned direct subsidiary of Parent. Parent and Merger Sub were formed by investment funds affiliated with Thoma Bravo, L.P.

The Merger, which has been unanimously approved by the Board of Directors of PROS, is currently expected to close in the fourth quarter of 2025, subject to approval by PROS shareholders, the satisfaction of regulatory approvals and customary closing conditions. Upon closing of the Merger, PROS will be a private company, and its common stock will be delisted from the New York Stock Exchange. The Company will continue to be headquartered in Houston, Texas.

In connection with the Merger, the Company has thus far incurred $2.3 million of transaction costs for the three and nine months ended September 30, 2025, including legal, accounting, financial advisory and other professional services fees, which were recorded primarily within general and administrative expenses in the unaudited condensed consolidated statements of comprehensive (loss) income.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and applicable quarterly reporting regulations of the SEC. They include the results of Pros Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In management's opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and stockholders' (deficit) equity for the three and nine months ended September 30, 2025 and 2024.
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

Fair value measurement

The Company's financial assets that are included in cash and cash equivalents and that are measured at fair value on a recurring basis consisted of $178.0 million and $149.5 million at September 30, 2025 and December 31, 2024, respectively, and were invested in treasury funds, money market funds, and interest-bearing deposits in banks. The fair value of those investments is determined based on quoted market prices, which represents level 1 in the fair value hierarchy as defined by ASC 820. See Note 8 for the fair value measurement of the convertible notes.

Deferred costs

Sales commissions earned by the Company's sales representatives are considered incremental and recoverable costs of obtaining a customer contract. Sales commissions are deferred and amortized on a straight-line basis over the period of benefit, which the Company has determined to be five to eight years. The Company determined the period of benefit by taking into consideration its customer contracts, expected renewals of those customer contracts (as the Company currently does not pay an incremental sales commission for renewals), the Company's technology and other factors. The Company also defers amounts earned by employees other than sales representatives who earn incentive payments under compensation plans also tied to the value of customer contracts acquired. Deferred costs were $17.7 million and $16.1 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense for the deferred costs was $1.1 million for the three months ended September 30, 2025 and 2024, and $3.3 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of deferred costs is included in selling and marketing expense in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income.

Recently issued accounting pronouncements not yet adopted

In September 2025, the FASB issued ASU No. 2025-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. For public entities, the standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in the Company's Annual Report, that are of significance or potential significance to the Company.

3. Deferred Revenue and Performance Obligations

    Deferred revenue

For the three months ended September 30, 2025 and 2024, the Company recognized approximately $63.2 million and $54.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recognized approximately $119.0 million and $110.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods and related to subscription, maintenance and support, and services.

    Performance obligations

As of September 30, 2025, the Company expects to recognize approximately $487.5 million of revenue from remaining performance obligations. The Company expects, based on the terms of the related underlying contractual arrangements, to recognize revenue on approximately $257.2 million of these performance obligations over the next 12 months, with the balance recognized thereafter. Remaining performance obligations represent contractually committed revenue yet to be recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods.

4. Disaggregation of Revenue

    Revenue by geography

    The geographic information in the table below is presented for the three and nine months ended September 30, 2025 and 2024. The Company categorizes geographic revenues based on the location of the customer's headquarters.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in thousands)	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
United States of America	$32,499	35%	$29,251	35%	$94,814	36%	$84,174	34%
Europe	28,285	31%	25,391	31%	81,180	30%	76,897	31%
The rest of the world	30,892	34%	28,060	34%	90,719	34%	84,332	35%
Total revenue	$91,676	100%	$82,702	100%	$266,713	100%	$245,403	100%

5. Leases

    The Company has operating leases for data centers, computer infrastructure, corporate offices and certain equipment. These leases have remaining lease terms ranging from 1 year to 8 years. Some of these leases include options to extend for up to 15 years, and some include options to terminate within 1 year.

    As of September 30, 2025, the Company did not have any finance leases.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$1,965	$1,790	$5,439	$5,805
Right-of-use asset obtained in exchange for operating lease liability	$—	$229	$5,000	$2,369

In February 2024, an existing operating lease was modified due to a reduction of square footage at one of the Company's offices. The result of this modification was an increase in the related right-of-use asset of $2.1 million, an increase in the corresponding lease liability of $1.4 million, and a noncash gain of $0.7 million recorded as a reduction of the lease cost within cost of revenue and operating expenses. In connection with the lease modification, the Company also recorded a loss on disposal of assets of $0.8 million which is included in other income, net in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income.

As of September 30, 2025, maturities of lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
Remaining 2025	$2,165
2026	4,923
2027	4,761
2028	4,875
2029	4,871
2030	4,604
Thereafter	11,119
Total operating lease payments	37,318
Less: Imputed interest	(7,144)
Total operating lease liabilities	$30,174

6. Earnings per Share

    The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net (loss) income - basic	$(4,247)	$235	$(9,692)	$(18,508)
Adjustment for (income)/expense related to the 2027 convertible notes exchanged (1)	—	—	(2,626)	—
Net (loss) income - diluted	$(4,247)	$235	$(12,318)	$(18,508)
Denominator:
Weighted average shares - basic	48,195	47,231	47,920	47,038
Dilutive effect of potential common shares	—	107	—	—
Dilutive effect of 2027 convertible notes exchanged	—	—	2,668	—
Weighted average shares - diluted	48,195	47,338	50,588	47,038
Basic (loss) earnings per share	$(0.09)	$—	$(0.20)	$(0.39)
Diluted (loss) earnings per share	$(0.09)	$—	$(0.24)	$(0.39)
(1) (Income)/expense related to the 2027 convertible notes exchanged includes gain on debt extinguishment, coupon interest expense, amortization of debt premium, and amortization of debt issuance costs, net of associated income tax effect.

    Dilutive potential common shares consist of shares issuable upon the vesting of restricted stock units ("RSUs") and market stock units ("MSUs"). Potential common shares determined to be antidilutive and excluded from diluted weighted average shares were 3.5 million and 2.5 million for the three months ended September 30, 2025 and 2024, respectively, and 2.9 million and 1.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, potential common shares related to the outstanding convertible notes determined to be antidilutive and excluded from diluted weighted average shares were 13.4 million and 6.4 million for the three months ended September 30, 2025 and 2024, respectively, and 6.0 million and 6.5 million for the nine months ended September 30, 2025 and 2024, respectively.

7. Noncash Share-based Compensation

The Company's 2017 Equity Incentive Plan (as amended and restated, the "2017 Stock Plan") had an aggregate authorized limit of 10,550,000 shares for issuance as of March 31, 2025. In May 2025, the Company's stockholders approved an amendment to the 2017 Stock Plan, increasing the aggregate amount of shares available for issuance to 13,550,000. As of September 30, 2025, 4,823,894 shares remain available for issuance under the 2017 Stock Plan.

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

    The following table presents the number of shares or units outstanding for each award type as of September 30, 2025 and December 31, 2024 (in thousands) under the Stock Plans:

Award type	September 30, 2025	December 31, 2024
Restricted stock units (time-based)	3,587	2,660
Market stock units	671	439

During the three months ended September 30, 2025, the Company granted 191,674 RSUs (time-based) with a weighted average grant-date fair value of $14.50 per share.

During the nine months ended September 30, 2025, the Company granted 2,366,684 RSUs (time-based) with a weighted average grant-date fair value of $21.83 per share. The Company also granted 443,006 MSUs with a weighted average grant-date fair value of $29.26 per share to certain executive employees during the nine months ended September 30, 2025. These MSUs vest on January 31, 2028 and July 1, 2028, and the actual number of MSUs that will be eligible to vest is based on the percentile of the Company’s total shareholder return ranking relative to the total shareholder return of the comparator companies, as defined in the award agreements, included in the Russell 2000 Index ("Index") over the three-year performance period ending December 31, 2027 and June 1, 2028. The maximum number of shares issuable upon vesting is 200% of the MSUs initially granted.

The Company estimates the fair value of MSUs on the date of grant using a Monte Carlo simulation model. The weighted average assumptions used to value the MSUs granted during the nine months ended September 30, 2025 were as follows:

Nine Months Ended September 30, 2025
Volatility	50.39%
Risk-free interest rate	4.05%
Expected award life in years	2.98
Dividend yield	—%

Share-based compensation expense is allocated to expense categories in the unaudited condensed consolidated statements of comprehensive (loss) income. The following table summarizes share-based compensation expense included in the Company's unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation:
Cost of revenue	$1,089	$1,177	$3,170	$3,396
Operating expenses:
Selling and marketing (1)	2,634	675	7,922	6,740
Research and development (1)	2,477	898	7,270	6,543
General and administrative (2)	7,599	4,521	18,116	13,540
Total included in operating expenses	12,710	6,094	33,308	26,823
Total share-based compensation expense	$13,799	$7,271	$36,478	$30,219
(1) During the three months ended September 30, 2024, both sales and marketing expense, and research and development expense included a $1.3 million reversal of noncash share-based compensation expense, as certain performance criteria as a condition to vest were not expected to be met.
(2) During the three and nine months ended September 30, 2025, general and administrative expense included higher noncash share-based compensation expense driven by stock awards granted to our new CEO and accelerated expense related to the upcoming retirement of our former CEO.

    At September 30, 2025, the Company had an estimated $88.0 million of total unrecognized compensation costs related to share-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

    The Company's Employee Stock Purchase Plan (as amended, the "ESPP") permits eligible employees to purchase Company shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of the Company's common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of the Company's common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or more than $10,000 annually. In May 2021, the Company's stockholders approved an amendment to the ESPP increasing the aggregate amount of shares available for issuance under the ESPP to 1,000,000. During the three and nine months ended September 30, 2025, the Company issued 75,861 and 131,033 shares under the ESPP. As of September 30, 2025, 68,378 shares remain authorized and available for issuance under the ESPP. As of September 30, 2025, the Company held approximately $0.6 million on behalf of employees for future purchases under the ESPP, and this amount was recorded in accrued payroll and other employee benefits in the Company's unaudited condensed consolidated balance sheet.

8. Convertible Senior Notes

The following is a summary of the Company's convertible senior notes as of September 30, 2025 (in thousands):

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

Although the Exchange was not completed until June 24, 2025, the Company determined that, from an accounting perspective, the Exchange was a legally binding restructuring of the debt that represented a substantial modification of the terms of the 2027 Notes subject to the Exchange, and therefore was required to be accounted for as an extinguishment transaction on June 12, 2025. The Company derecognized the portion of the carrying value of the 2027 Notes to be exchanged and recorded the new debt resulting from the substantial modification of terms at fair value as of June 12, 2025, which was approximately $185.0 million, and recorded a $4.2 million gain on debt extinguishment in the second quarter of 2025. The gain on debt extinguishment is included in other income, net in the unaudited condensed consolidated statements of comprehensive (loss) income.

On June 12, 2025, the Company also entered into securities purchase agreements with the Exchange Participants to sell $50.0 million aggregate principal amount of the 2030 Notes at a cash purchase price of 100% of their principal amount (the "Purchase").

On June 24, 2025, the Company settled the Exchange, closed the Purchase and issued $235.0 million in 2030 Notes. The Company incurred debt issuance costs of approximately $4.1 million related to the Exchange and Purchase which is recorded in convertible debt, net. Approximately $0.3 million of the debt issuance costs were not paid as of September 30, 2025.

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

As of September 30, 2025, the 2030 and 2027 Notes are not yet convertible and their remaining term is approximately 58 months and 24 months, respectively.

As of September 30, 2025 and December 31, 2024, the fair value of the outstanding principal amount of the Notes in the aggregate was $382.3 million and $250.5 million, respectively. The estimated fair value was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the Company's stock price and interest rates, which represents level 2 in the fair value hierarchy.

The Notes consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal	$314,947	$266,816
Debt premium, net of amortization	1,539	7,092
Debt issuance costs, net of amortization	(4,581)	(3,111)
Net carrying amount	$311,905	$270,797

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coupon interest	$1,918	$1,501	$4,948	$4,576
Amortization of debt issuance costs	292	289	840	913
Amortization of debt premium	(196)	(669)	(1,418)	(2,018)
Total	$2,014	$1,121	$4,370	$3,471

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

Purchase commitments

The purchase commitments consist of agreements to purchase goods and services entered in the ordinary course of business, mainly related to infrastructure platforms, business technology software and support, and other services. The following table summarizes the non-cancelable unconditional purchase commitments for each of the next five years and thereafter as of September 30, 2025 (in thousands). The table below includes a multi-year contract with an obligation to spend $74.9 million by November 2026. The timing of the related payments presented below is based on management's estimate as to when those contractual commitments will be satisfied.

Year Ending December 31,	Amount
Remaining 2025	$9,303
2026	73,563
2027	2,488
2028	1,482
2029	1,226
2030	—
Thereafter	—
Total	$88,062

10. Segment Information

The Company operates as one operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM uses consolidated net loss to measure segment profit or loss, assess financial performance, and allocate resources. Net (loss) income is used by the CODM to evaluate budget versus actual results. In addition, the CODM reviews and utilizes functional expenses (cost of subscription revenues, cost of maintenance and support revenues, cost of services revenue, selling and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items comprise all other lines included in consolidated net loss reflected in the unaudited condensed consolidated statements of comprehensive (loss) income. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

11. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income, net	$1,490	$1,507	$4,148	$4,825
Foreign currency gain (loss), net	(449)	(170)	1,943	(934)
Gain on debt extinguishment (1)	—	—	4,189	—
Other (2)	80	194	79	(579)
Total other income, net	$1,121	$1,531	$10,359	$3,312
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

In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words including, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Q3 2025 Financial Overview

In the third quarter of 2025, we continued to grow our subscription revenue, increasing subscription revenue by 13% and 12% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Total revenue increased by 11% and 9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

For the three and nine months ended September 30, 2025, recurring revenue (which consists of subscription revenue and maintenance and support revenue) accounted for 85% of total revenue. Our gross revenue retention rates remained above 93% during the twelve months ended September 30, 2025.

In the third quarter of 2025, we continued to improve on our profitability metrics. Our subscription gross margin was 80% and 79% for the three and nine months ended September 30, 2025, respectively, as compared to 78% for the three and nine months ended September 30, 2024 as a result of continued optimization of our cloud infrastructure resulting in improved cost of delivery. Total gross margin was 69% and 68% for the three and nine months ended September 30, 2025, respectively, as compared to 66% and 65% for the three and nine months ended September 30, 2024, respectively.

Cash provided by operating activities was $15.8 million for the nine months ended September 30, 2025 as compared to $3.4 million for the nine months ended September 30, 2024. The improvement was primarily due to a significant reduction in our net loss.

Proposed Merger

On September 22, 2025, we entered into a Merger Agreement to be acquired by Thoma Bravo, L.P., a leading private equity investment firm. Under the terms of the Merger Agreement, each issued and outstanding share of our common stock (subject to certain exceptions) will be automatically converted into the right to receive cash in an amount equal to $23.25 per share, without interest, net of applicable withholding taxes ("Per Share Price"). Outstanding equity awards will be treated in accordance with the Merger Agreement and generally converted into cash consideration based on the Per Share Price, to the extent vested, subject to the terms and conditions of each award. The Merger Agreement contains customary termination rights and provides for a termination fee of $39.6 million payable by the Company under certain circumstances, or $97.5 million payable by Parent in other specified circumstances.

The Merger, which has been unanimously approved by our Board of Directors, is currently expected to close in the fourth quarter of 2025, subject to approval by PROS shareholders, the satisfaction of regulatory approvals and customary closing conditions.

The full text of the Merger Agreement is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on September 22, 2025.

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

Results of Operations

The following table sets forth certain items in our unaudited condensed consolidated statements of comprehensive (loss) income as a percentage of total revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	83%	81%	83%	80%
Maintenance and support	2	4	3	4
Total subscription, maintenance and support	85	85	85	84
Services	15	15	15	16
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	17	17	18
Maintenance and support	2	2	2	2
Total cost of subscription, maintenance and support	19	20	19	20
Services	13	15	13	15
Total cost of revenue	31	34	32	35
Gross profit	69	66	68	65
Operating Expenses:
Selling and marketing	24	24	27	27
Research and development	25	25	26	27
General and administrative	22	16	20	18
Total operating expenses	72	66	73	72
Convertible debt interest and amortization	(2)	(1)	(2)	(1)
Other income, net	1	2	4	1
(Loss) income before income tax provision	(4)	1	(3)	(7)
Income tax provision	1	—	1	—
Net (loss) income	(5)%	—%	(4)%	(8)%

Revenue:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Subscription	$76,006	$67,068	$8,938	13%	$220,169	$197,017	$23,152	12%
Maintenance and support	2,105	3,361	(1,256)	(37)%	7,402	10,341	(2,939)	(28)%
Total subscription, maintenance and support	78,111	70,429	7,682	11%	227,571	207,358	20,213	10%
Services	13,565	12,273	1,292	11%	39,142	38,045	1,097	3%
Total revenue	$91,676	$82,702	$8,974	11%	$266,713	$245,403	$21,310	9%

Subscription revenue. Subscription revenue increased primarily due to an increase in new and existing customer subscription contracts.

Maintenance and support revenue. Maintenance and support revenue decreased primarily as a result of customer maintenance churn. We expect maintenance revenue to continue to decline as we continue to migrate maintenance customers to our cloud solutions.

Services revenue. Services revenue increased primarily as a result of higher billable utilization of our professional services organization. Services revenue varies from period to period depending on different factors, including the level of professional services required to implement our solutions, which in turn can vary depending on the mix of new versus existing customer software sales. Services revenue is also impacted by the timing of services revenue recognition on certain subscription contracts and efficiencies in our software implementations requiring less professional services during a particular period.

Cost of revenue and gross profit:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of subscription	$15,396	$14,470	$926	6%	$45,381	$43,653	$1,728	4%
Cost of maintenance and support	1,589	1,698	(109)	(6)%	4,933	5,311	(378)	(7)%
Total cost of subscription, maintenance and support	16,985	16,168	817	5%	50,314	48,964	1,350	3%
Cost of services	11,554	12,130	(576)	(5)%	35,352	36,986	(1,634)	(4)%
Total cost of revenue	28,539	28,298	241	1%	85,666	85,950	(284)	—%
Gross profit	$63,137	$54,404	$8,733	16%	$181,047	$159,453	$21,594	14%

Cost of subscription. Cost of subscription increased primarily due to higher infrastructure cost to support the growth in our current subscription customer base, partially offset by a decrease in amortization expense for intangible assets. Our subscription gross profit percentages increased to 80% and 79% for the three and nine months ended September 30, 2025, respectively, from 78% as compared to the same periods in 2024, mainly due to continued optimization of our cloud infrastructure improving our cost of delivery.

Cost of maintenance and support. Cost of maintenance and support decreased mainly due to lower personnel costs as our maintenance customer base has decreased over time. Maintenance and support gross profit percentages were 25% and 49% for the three months ended September 30, 2025 and 2024, respectively, and 33% and 49% for the nine months ended September 30, 2025 and 2024, respectively. Gross profit percentages decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 primarily due to lower maintenance and support revenue with the cost of maintenance and support being partially fixed.

Cost of services. Cost of services decreased primarily due to a decrease in contract labor and employee-related costs driven by lower headcount during the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Services gross profit percentages improved to 15% from 1% for the three months ended September 30, 2025 as compared to the same period in 2024, and to 10% from 3% for the nine months ended September 30, 2025 as compared to the same period in 2024, mainly due to an increase in services revenue and the implementation of continued operational efficiencies. Services gross profit percentages may fluctuate due to product/service mix, customer acquisition strategies and/or investments in growth.

Operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Selling and marketing	$22,460	$20,074	$2,386	12%	$73,259	$66,293	$6,966	11%
Research and development	23,042	21,081	1,961	9%	68,668	67,280	1,388	2%
General and administrative	20,501	13,218	7,283	55%	53,410	43,335	10,075	23%
Total operating expenses	$66,003	$54,373	$11,630	21%	$195,337	$176,908	$18,429	10%

Selling and marketing expenses. During the three months ended September 30, 2025, selling and marketing expenses increased primarily due to employee-related costs as headcount was higher. Additionally, we had lower noncash share-based compensation expense in the third quarter of 2024 due to a $1.3 million reversal of expense, as certain performance criteria as a condition to vest were not expected to be met. The increase was partially offset by a decrease in travel expense during the period.

During the nine months ended September 30, 2025, selling and marketing expenses increased primarily due to an increase in employee-related costs which included $1.1 million of severance accrual associated with the departure of our former Chief Revenue Officer, and an increase in sales and marketing events and initiatives.

Research and development expenses. During the three months ended September 30, 2025, research and development expenses increased primarily due to employee-related costs mainly driven by a lower noncash share-based compensation expense in the third quarter of 2024 due to a $1.3 million reversal of expense, as certain performance criteria as a condition to vest were not expected to be met.

During the nine months ended September 30, 2025, research and development expenses increased primarily due to an increase in employee-related costs mainly related to noncash share-based compensation and an increase in consulting expenses.

General and administrative expenses. General and administrative expenses increased primarily due to higher noncash share-based compensation expense driven by stock awards granted to our new CEO and accelerated expense related to the upcoming retirement of our former CEO. In addition, there was an increase in professional fees related to the pending merger, see Note 1 for more information.

Non-operating expenses:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Convertible debt interest and amortization	$(2,014)	$(1,121)	$(893)	80%	$(4,370)	$(3,471)	$(899)	26%
Other income, net	$1,121	$1,531	$(410)	(27)%	$10,359	$3,312	$7,047	213%

Convertible debt interest and amortization. Our convertible debt expense consists of coupon interest and amortization of debt premium and debt issuance costs attributable to our Notes. See Note 8 for more information.

Other income, net. The change in other income, net for the three months ended September 30, 2025 was primarily related to foreign currency fluctuations period over period. During the nine months ended September 30, 2025, other income, net increased mainly due to the $4.2 million gain on debt extinguishment related to the Notes Exchange transaction. See Note 8 for more information. The change also included the impact of foreign currency fluctuations period over period as well as loss on disposal of assets associated with the lease modification in the first quarter of 2024. See Note 5 for more information.

Income tax provision:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Effective tax rate	(13)%	47%	n/a	n/a	(17)%	(5)%	n/a	n/a
Income tax provision	$488	$206	$282	137%	$1,391	$894	$497	56%

Income tax provision. The tax provision for the three and nine months ended September 30, 2025 included both foreign income and foreign withholding taxes. No tax benefit was recognized on jurisdictions with a projected loss for the year due to the valuation allowances on our deferred tax assets.

Our effective tax rate was (13)% and 47% for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was (17)% and (5)% for the nine months ended September 30, 2025 and 2024, respectively. The income tax rate varies from the 21% federal statutory rate primarily due to the valuation allowances on our deferred tax assets. While our expected tax rate would be 0% due to the full valuation allowance on our deferred tax assets, the income tax provision and related effective tax rates were due to foreign income and withholding taxes.

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

Liquidity and Capital Resources

At September 30, 2025, we had $188.4 million of cash and cash equivalents, $10.0 million of restricted cash and $99.3 million of working capital as compared to $162.0 million of cash and cash equivalents, $10.0 million of restricted cash and $52.1 million of working capital at December 31, 2024.

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

    The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$15,802	$3,370
Net cash used in investing activities	(556)	(840)
Net cash provided by (used in) financing activities	13,005	(30,930)
Effect of foreign currency rates on cash	(1,830)	217
Net change in cash, cash equivalents and restricted cash	$26,421	$(28,183)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $15.8 million. The improvement was primarily due to a significant reduction in our net loss.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2025 remained relatively consistent period over period.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $13.0 million. The increase was primarily due to $50.0 million of proceeds from the issuance of the 2030 Notes, partially offset by the purchase of a capped call for $27.9 million and a payment of $3.8 million in related debt issuance costs. The cash used in financing activities in 2024 included repayment of $21.7 million of our 2024 Notes. In addition, tax withholding payments associated with the settlement of stock awards were lower in 2025 as compared to 2024, mostly driven by a lower stock price at vesting.

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

Credit facility

As of September 30, 2025, there were no outstanding borrowings under our Credit Agreement. As of September 30, 2025, $0.2 million of unamortized debt issuance costs related to the Credit Agreement is included in prepaid and other current assets in the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, we recorded an insignificant amount of amortization of debt issuance costs which is included in other income, net in the unaudited condensed consolidated statements of comprehensive (loss) income.

The Credit Agreement also has a depository condition which requires us to maintain a cash balance of at least $10.0 million with the administrative agent throughout the term of the Credit Agreement. This amount is included in restricted cash in the unaudited condensed consolidated balance sheets. Since the Credit Agreement expires in July 2026, the restricted cash is classified as current as of September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on our evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Proposed Merger

We may not complete the proposed Merger within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial condition, results of operations, cash flows and stock price.

On September 22, 2025, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving and a wholly owned subsidiary of Parent. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders at a special meeting of stockholders and the receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. Certain conditions to the completion of the pending Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). As a result, we cannot assure you that the Merger will be completed.

If the Merger is not completed within the expected time frame, or at all, we may be subject to a number of material risks. To the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed and stockholders may not recover their investment or receive a price for their shares of our common stock similar to what has been offered under the Merger Agreement. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. Additionally, we may be required to pay a termination fee under certain circumstances that give rise to a termination of the Merger Agreement.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including: the amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current business strategy as an independent company.

Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations, cash flows and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:

•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. As a result, there can be no assurance that our business, results of operations, cash flows and financial condition will not be adversely affected, as compared to prior to the announcement of the Merger Agreement.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and that could deter or discourage a competing acquirer from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative transaction. Further, our board of directors is required to recommend that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with the board of directors’ fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by the Parent in the event of a Change of Recommendation (as defined in the Merger Agreement) by our board of directors, we would be required to pay Parent a termination fee of $39.6 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Parent for our outstanding common stock from considering or proposing such an acquisition of the Company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Under the terms of the Merger Agreement, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets; dispose of our assets; enter into or materially modify certain contracts; repurchase, adjust the terms of or issue securities; pay dividends; make certain capital expenditures; settle certain legal actions; take certain actions relating to intellectual property; take certain action related to employee benefit plans; amend our organizational documents; and incur certain indebtedness. Because of these restrictions, we may be prevented from taking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement, including responding effectively and/or timely to competitive pressures and industry developments, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, results of operations, cash flows and financial condition.

Lawsuits relating to the Merger could be filed against us and our directors and officers, including by our stockholders. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured and could delay or prevent completion of the Merger. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2025.

Disclosure Pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 23, 2025, the Company entered into a First Amendment to Executive Employment Agreement with Jeffrey Cotten, the Company’s Chief Executive Officer (the “Cotten Employment Agreement Amendment”), which amends the Executive Employment Agreement, dated April 28, 2025 between Mr. Cotten and the Company (the “Cotten Agreement”). Also on October 23, 2025, the Company entered into a First Amendment to Amended and Restated Employment Agreement, with Stefan Schulz, the Company’s Chief Financial Officer (the “Schulz Employment Agreement Amendment” and, together with the Cotten Employment Agreement Amendment, the “Amendments”), which amends the Amendment and Restated Employment Agreement, dated November 8, 2023, between Mr. Schulz and the Company (the “Schulz Agreement” and, together with the Cotten Agreement, the “Original Agreements”). The Amendments revise the definition of “Good Reason” in the Original Agreements to provide that the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) will result in a material diminution in the executives’ authority, duties or responsibilities, such that the Closing will constitute “Good Reason” under the terms of the Original Agreements. Except as amended by the Amendments, the Original Agreements remain in full force and effect.

As a result of the Amendments, and subject to the terms and conditions of the Original Agreements, Mr. Cotten and Mr. Schulz will be eligible to resign from their employment for “Good Reason” and thereby will be eligible to receive the severance payments provided for in Section 5(c) of the Cotten Agreement and Section 4(c) of the Schulz Agreement, respectively.

The foregoing description of the Amendments is qualified in its entirety by reference to the Cotten Employment Agreement Amendment and the Schulz Employment Agreement Amendment, which are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

Index to Exhibits
		Provided	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Filing Date

2.1*	Agreement and Plan of Merger by and among Portofino Parent, LLC, Portofino Merger Sub, Inc. and PROS Holdings, Inc. dated as of September 22, 2025.*		8-K	9/22/2025

10.1	First Amendment to Executive Employment Agreement between PROS, Inc., PROS Holdings, Inc. and Jeffrey Cotten dated as of October 23, 2025	X

10.2	First Amendment to Amended and Restated Employment Agreement between PROS, Inc., PROS Holdings, Inc. and Stefan Schulz dated as of October 23, 2025	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a).	X

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	The disclosure schedules to and certain provisions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K as they contain information that is both not material and of the type that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit, including any schedule hereto, to the SEC upon its request; however, the registrant may request confidential treatment of such unredacted copy.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROS HOLDINGS, INC.

October 27, 2025	By:	/s/ Jeff Cotten
Jeff Cotten
President and Chief Executive Officer (Principal Executive Officer)

October 27, 2025	By:	/s/ Stefan Schulz
Stefan Schulz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)